Form 10-K
period 2022-12-31
Blackstone Inc.
filed 2023-02-24
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-33551
Blackstone Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes
☐
    No
☒
As of June 30, 2022, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $63.7 billion.
As of February 17, 2023, there were 706,369,856 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “scheduled,” “estimates,” “anticipates,” “opportunity,” “leads,” “forecast” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors.”
Risks Related to Our Business

•
Our business could be adversely affected by difficult market and economic conditions, including an economic slowdown, as well as geopolitical conditions or other global events, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our operating results and financial prospects and condition.

•
An increase in interest rates and other changes in the financial markets could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities.

•	Another pandemic or global health crisis like the COVID-19 pandemic may adversely impact our performance and results of operations.
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
We refer to our flagship corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Transition Partners (“BETP”) funds, our core private equity funds as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), our life sciences investment platform, Blackstone Life Sciences (“BXLS”), our growth equity investment platform, Blackstone Growth (“BXG”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”).
“Our hedge funds” refers to our funds of hedge funds, hedge funds, certain of our real estate debt investment funds, including a registered investment company, and certain other credit-focused funds which are managed by Blackstone.
We refer to our business development companies as “BDCs,” to Blackstone Private Credit Fund as “BCRED” and to Blackstone Secured Lending Fund as “BXSL.”
“BIS” refers to Blackstone Insurance Solutions, which partners with insurers to deliver capital-efficient investments tailored to each insurer's needs and risk profile.
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
Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Real Estate, Credit & Insurance and Hedge Fund Solutions segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually, quarterly or monthly), typically with 2 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. In our Perpetual Capital vehicles where redemption rights exist, Blackstone has the ability to fulfill redemption requests only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, or (b) to the extent there is sufficient new capital. Investment advisory agreements related to certain separately managed accounts in our Credit & Insurance and Hedge Fund Solutions segments, excluding our BIS separately managed accounts, may generally be terminated by an investor on 30 to 90 days’ notice. Our BIS separately managed accounts can generally only be terminated for long-term underperformance, cause and certain other limited circumstances, in each case subject to Blackstone's right to cure.
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
Overview
Blackstone is one of the world’s leading investment firms, with Total Assets Under Management of $974.7 billion as of December 31, 2022. We seek to create positive economic impact and long-term value for our investors, the companies we invest in, and the communities in which we work. We do this by using extraordinary people and flexible capital to help companies solve problems. Our asset management businesses include investment vehicles focused on real estate, private equity, infrastructure, life sciences, growth equity, credit, real assets and secondary funds, all on a global basis.
Our businesses use a solutions-oriented approach to drive better performance. We believe our scale, diversified business, long record of investment performance, rigorous investment process and strong client relationships position us to continue to perform well in a variety of market conditions, expand our assets under management and add complementary businesses.
We invest across asset classes on behalf of our investors, including pension funds, insurance companies and individual investors. Our mission is to create long-term value through careful stewardship of their capital. To the extent our funds perform well, we can support a better retirement for tens of millions of pensioners, including teachers, nurses and firefighters. We believe that consideration of appropriate environmental, social and governance (“ESG”) principles can help us further our mission of delivering strong returns for our investors, and we use our scale and expertise to help strengthen our companies, assets and the communities in which they operate.
As of December 31, 2022, we employed approximately 4,695 people, including our 222 senior managing directors, at our headquarters in New York and around the world. Our employees are integral to Blackstone’s culture of integrity, professionalism and excellence. We believe hiring, training and retaining talented individuals, coupled with our rigorous investment process, has supported our excellent investment record over many years. This record, in turn, has enabled us to innovate into new strategies, drive growth and better serve our investors.
Business Segments
Our four business segments are: (a) Real Estate, (b) Private Equity, (c) Credit & Insurance and (d) Hedge Fund Solutions.
Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
For more information concerning the revenues and fees we derive from our business segments, see “— Fee Structure/Incentive Arrangements.”
Real Estate
Our Real Estate business is a global leader in real estate investing, with $326.1 billion of Total Assets Under Management as of December 31, 2022. Our Real Estate segment operates as one globally integrated business with approximately 890 employees and has investments across the globe, including in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors.
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
Our Core+ strategy invests in substantially stabilized real estate globally primarily through perpetual capital vehicles. These include our (a) Blackstone Property Partners funds (“BPP”), which is focused on high-quality assets in the Americas, Europe and Asia and (b) Blackstone Real Estate Income Trust, Inc. (“BREIT”) and our Blackstone European Property Income (“BEPIF”) funds, which provide income-focused individual investors access to institutional quality real estate primarily in the Americas and Europe, respectively.
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
Private Equity
Our Private Equity segment encompasses global businesses with a total of approximately 590 employees managing $288.9 billion of Total Assets Under Management as of December 31, 2022. Our Private Equity segment includes our corporate private equity business, which consists of: (a) our global private equity funds, Blackstone Capital Partners (“BCP”), (b) our sector-focused funds, including our energy- and energy transition-focused funds, Blackstone Energy Transition Partners (“BETP”), (c) our Asia-focused private equity funds, Blackstone Capital Partners Asia and (d) our core private equity funds, Blackstone Core Equity Partners (“BCEP”). Our Private Equity segment also includes (a) our opportunistic investment platform that invests globally across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary fund of funds business, Strategic Partners Fund Solutions (“Strategic Partners”), (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences investment platform, Blackstone Life Sciences (“BXLS”), (e) our growth equity investment platform, Blackstone Growth (“BXG”), (f) our multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (g) our capital markets services business, Blackstone Capital Markets (“BXCM”).
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
Blackstone Growth is our growth equity platform that seeks to deliver attractive risk-adjusted returns by investing in dynamic, growth-stage businesses, with a focus on the consumer, consumer technology, enterprise solutions, financial services and healthcare sectors.
Credit & Insurance
Our Credit & Insurance segment, with approximately 620 employees and $279.9 billion of Total Assets Under Management as of December 31, 2022, includes Blackstone Credit (“BXC”). BXC is one of the largest credit-oriented managers and CLO managers in the world. The investment portfolios of the funds BXC manages or sub-advises consist primarily of loans and securities of non-investment and investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.
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
Our Credit & Insurance segment also includes our insurer-focused platform, Blackstone Insurance Solutions (“BIS”). BIS focuses on providing full investment management services for insurers’ general accounts, seeking to deliver customized and diversified portfolios that include allocations to Blackstone managed products and strategies across asset classes and Blackstone’s private credit origination capabilities. BIS provides its clients tailored portfolio construction and strategic asset allocation, seeking to generate risk-managed, capital-efficient returns, diversification and capital preservation that meets clients’ objectives. BIS also provides similar services to clients through separately managed accounts or by sub-managing assets for certain insurance-dedicated funds and special purpose vehicles. BIS currently manages assets for clients that include Corebridge Financial Inc., Everlake Life Insurance Company, Fidelity & Guaranty Life Insurance Company and Resolution Life Group, among others.

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
Hedge Fund Solutions
Working with our clients for more than 30 years, our Hedge Fund Solutions group is a leading manager of institutional funds with approximately 275 employees managing $79.7 billion of Total Assets Under Management as of December 31, 2022. The principal component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized fund solutions since its inception in 1990. The Hedge Fund Solutions segment also includes (a) our GP Stakes business (“GP Stakes”), which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally, with a focus on delivering a combination of recurring annual cash flow yield and long-term capital appreciation, (b) investment platforms that invest directly, including our Blackstone Strategic Opportunity Fund, which seeks to produce long term, risk-adjusted returns by investing in a wide variety of securities, assets and instruments, often sourced and/or managed by third party subadvisors or affiliated Blackstone managers, (c) our hedge fund seeding business and (d) registered funds that provide alternative asset solutions through daily liquidity products. Hedge Fund Solutions’ overall investment philosophy is to seek to grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns. Diversification, risk management and due diligence are key tenets of our approach.
Perpetual Capital
Each of our business segments currently includes Perpetual Capital assets under management, which refers to assets under management with an indefinite term, that are not in liquidation and for which there is no requirement to return capital to investors through redemption requests in the ordinary course of business, except where funded by new capital inflows. In recent years, we have meaningfully increased the number of Perpetual Capital vehicles we offer and the assets under management in such vehicles. Perpetual Capital strategies represent a significant and growing portion of our overall business, and the management fees and performance revenues we receive. Among the strategies in each of our segments, Perpetual Capital strategies include, without limitation, (a) in our Real Estate segment, Core+ real estate (including BREIT and BEPIF) and BXMT, (b) in our Private Equity segment, Blackstone Infrastructure Partners, (c) in our Credit & Insurance segment, BXSL and BCRED and (d) in our Hedge Fund Solutions segment, GP Stakes. In addition, assets managed for certain of our insurance clients are Perpetual Capital assets under management.
Private Wealth Strategy
Blackstone’s business has historically relied on the provision of investment products, such as traditional drawdown funds, to institutional investors. In recent years, we have considerably expanded the number and type of investment products we offer through various distribution channels to certain mass affluent and high net worth individual investors in the U.S. and other jurisdictions around the world. Our Private Wealth Solutions business is dedicated to building out our distribution capabilities in the retail channel to provide certain individual investors with access to Blackstone products across a broad array of alternative investment strategies. In recent years, capital from the private wealth channel has represented an increasing portion of our Total Assets Under Management, and we expect this trend to continue as we continue to undertake initiatives aimed at growing our private wealth strategies.

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
Our investment professionals are responsible for selecting, evaluating, underwriting, diligencing, negotiating, executing, managing and exiting investments. For those of our businesses with review committees and/or investment committees, such committees review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of investments. In such businesses, investment professionals generally submit investment opportunities for review and approval by a review committee and/or investment committee, subject to delineated exceptions set forth in the funds’ investment committee charters or resolutions. Review and investment committees are generally comprised of senior leaders and other senior professionals of the applicable investment business, and in many cases, other senior leaders of Blackstone and its businesses. Considerations that review and investment committees take into account when evaluating an investment may include, without limitation and depending on the nature of the investing business and its strategy, the quality of the business or asset in which the fund proposes to invest, the quality of the management team, likely exit strategies and factors that could reduce the value of the business or asset at exit, the ability of the business in which the investment is made to service debt in a range of economic and interest rate environments, macroeconomic trends in the relevant geographic region or industry and the quality of the businesses’ operations. In addition, the majority of our businesses have ESG policies that address, among other things, the review of ESG risks in the respective business's investment process.
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
Existing investments are reviewed and monitored on a regular basis by investment and asset management professionals. In addition, our investment professionals, Portfolio Operations professionals and, where applicable, ESG teams, work with our portfolio company senior executives to identify opportunities to drive operational efficiencies and growth. As part of our value creation efforts for our investors, select businesses encourage certain of their respective portfolio companies and assets to consider a select number of priority ESG initiatives focused on diversity, decarbonization and good governance.
Structure and Operation of Our Investment Vehicles
Our private investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited partnerships or other similar limited liability entities with respect to non-U.S. domiciled vehicles. In the case of our separately managed accounts, the investor, rather than we, generally controls the investment vehicle that holds or has custody of the investments we advise the vehicle to make. We conduct the sponsorship and management of our carry funds and other similar vehicles primarily through a partnership structure in which limited partnerships organized by us accept commitments and/or subscriptions for investment from institutional investors and, to a more limited extent, high net worth individuals. Such commitments are generally drawn down from investors on an as-needed basis to fund investments (or for other permitted purposes) over a specified term. Our private equity and real estate funds are generally commitment-structured funds, with the exception of certain BPP, BREDS and BIP funds, as well as BREIT and BEPIF. For certain BPP, BREIT, BEPIF and BREDS funds, all or a portion of an investor’s capital may be funded on or promptly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reinvested, subject to certain limitations and limited investor withdrawal rights. Our credit-focused funds are generally either commitment-structured funds or open-ended funds where the investor’s capital is fully funded on or promptly after the investor’s subscription date. The CLO vehicles we manage are structured investment vehicles that are generally private companies with limited liability. Most of our funds of hedge funds as well as our hedge funds are structured as funds where the investor’s capital is fully funded on the subscription date. BIS is generally structured around separately managed accounts.
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

•
The investment adviser of each of our CLOs typically receives annual management fees, which are calculated as a percentage of the CLO's assets, and additional incentive management fees subject to a return hurdle being met. These management fees are payable on a regular basis (typically quarterly). Although varying from deal to deal, a CLO will typically be wound down within eight to eleven years of being launched. The amount of fees will decrease as the CLO deleverages toward the end of its term.

•
The investment adviser of each of our separately managed accounts generally receives annual management fees based on a percentage of each account’s net asset value or invested capital. The management fees we receive from each of our separately managed accounts are generally paid on a regular basis (typically quarterly). Such management fees are generally subject to contractual rights the investor has to terminate our management on generally as short as 30 days’ notice.

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

•	The investment adviser of BREIT and AIFM of BEPIF receive a management fee based on a percentage of BREIT’s or BEPIF’s, as applicable, net asset value per annum, payable monthly.
For additional information regarding the management fee rates we receive, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Revenue Recognition — Management and Advisory Fees, Net.”
Incentive Arrangements
Our incentive arrangements are composed of (a) contractual incentive fees received from certain investment vehicles upon achieving specified cumulative investment returns (“Incentive Fees”), and (b) a disproportionate allocation of the income generated by investment vehicles otherwise allocable to investors upon achieving certain investment returns (“Performance Allocations”, and, together with Incentive Fees, "Performance Revenues").
In our carry funds, our Performance Revenues consist of the Performance Allocations to which the general partner or an affiliate thereof is entitled, commonly referred to as carried interest. Our ability to generate and realize carried interest is an important element of our business and has historically accounted for a very significant portion of our income.
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
Although a portion of any dividends paid to our stockholder may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our stockholders return any portion of such dividends attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, we may determine to decrease the amount of our dividends to our stockholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and carried interest of other funds is not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share of the clawback obligation then due, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50% to 70% beyond our pro-rata share of such obligation) although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2022, if the various carry funds were liquidated at their current carrying value. For additional information concerning the clawback obligations we could face, see “— Item 1A. Risk Factors — Risks Related to Our Business — We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.”
In our structures other than carry funds, our Performance Revenues generally consist of performance-based allocations of a vehicle’s net capital appreciation during a measurement period, typically a year, subject to the achievement of minimum return levels, high water marks, and/or other hurdle provisions, in accordance with the respective terms set out in each vehicle’s governing agreements. Such allocations are typically realized at the end of the measurement period and, once realized, are typically not subject to clawback or reversal. In particular, our ability to generate and realize these amounts is an important element of our business. Such allocations in certain of our Perpetual Capital strategies contribute a significant and growing portion to our overall revenues.
The following is a general description of the Performance Revenues earned by Blackstone in structures other than carry funds:

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

•
The special limited partner of each of BREIT and BEPIF receives a performance participation allocation of 12.5% of total return, subject to a 5% hurdle amount with a catch-up and recouping any loss carry forward amounts, payable quarterly.

•
The general partners of certain open-ended BPP and BIP funds are entitled to an incentive fee allocation generally between 7% and 12.5% of net profit, subject to a hurdle amount generally of between 5.5% and 7%, a loss recovery amount and a catch-up. Incentive allocations for these funds are generally realized every three years from when a limited partner makes its initial investment.

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
We face competition both in the pursuit of institutional and individual investors for our investment funds and in acquiring investments in attractive portfolio companies and making other investments. Although many institutional and individual investors have increased the amount of capital they commit to alternative investment funds, such increases may create increased competition with respect to fees charged by our funds. Certain institutional investors have demonstrated a preference to in-source their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. We compete for investments with such institutional investors and such institutional investors could cease to be our clients. With respect to the private wealth channel and insurance sector, the market for capital is highly competitive and requires significant investment.
Depending on the investment, we face competition primarily from sponsors managing other funds, investment vehicles and other pools of capital, other financial institutions and institutional investors (including sovereign wealth and pension funds), corporate buyers, special purpose acquisition companies and other parties. Several of these competitors have significant amounts of capital and many of them have investment objectives similar to ours, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources or other resources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments. Corporate buyers may be able to achieve synergistic cost savings with regard to an investment or be perceived by sellers as otherwise being more desirable bidders, which may provide them with a competitive advantage in bidding for an investment.
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
Environmental, Social and Governance
We aim to develop resilient companies and competitive assets that deliver long-term value for our investors. ESG principles have long informed the way we run our firm, approach investing and partner with the assets in our portfolio. In recent years we have formalized our approach by building a dedicated corporate ESG team that looks to develop ESG policies and support integration within the business units, and regularly reports progress to stakeholders. ESG at Blackstone is overseen by senior management. Senior management reports quarterly on ESG to our board of directors, which is responsible for reviewing our ESG strategy. We also engage with several organizations to help inform our approach, including the Taskforce on Climate-related Financial Disclosures (“TCFD”).
We believe that for certain investment strategies, consideration of appropriate ESG factors can help us identify attractive investment opportunities and assess potential risks in furtherance of our mission to deliver strong returns. Accordingly, we are seeking to develop a tailored approach to consideration of ESG factors in the investment lifecycle that takes into account, among other factors, the asset class and structure of the investment.
We are focused on corporate sustainability and pursuing environmental performance improvements at our office locations. We proactively renovate our spaces to provide additional employee amenities and comfort while implementing efficient lighting and HVAC systems. Blackstone also has an Emissions Reduction Program, which aims to decrease energy spend by reducing Scope 1 and Scope 2 carbon emissions by 15% on average across certain new investments where we control energy usage within the first three full calendar years of ownership. We continue to expand our resources to enable us to drive long-term value through sustainability practices, energy efficiency and decarbonization at scale.

Human Capital Management
Blackstone’s employees are integral to our culture of integrity, professionalism, excellence and cooperation. The intellectual capital collectively possessed by our employees is our most important asset. We hire qualified people, train them and encourage them to work together to provide their best thinking to the firm for the benefit of the investors in the funds we manage. As of December 31, 2022, we employed approximately 4,695 people. During 2022, our total number of employees increased by approximately 900.
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
In addition, the Blackstone Charitable Foundation (“BXCF”) was established in 2007, and is committed to supporting Blackstone’s goal of helping foster economic opportunity and career mobility for historically underrepresented groups. This includes, among other initiatives, its signature Blackstone LaunchPad network, which helps college and university students gain entrepreneurial experiences and competencies to build successful companies and careers, and BX Connects, a global program that provides Blackstone employees with the opportunity to support their local communities through volunteering and giving. BX Connects uses the firm’s scale, talent and resources to make grants, develop nonprofit partnerships and create employee engagement opportunities. Approximately 80% of our employees engaged globally with BXCF’s charitable initiatives in 2022.
Talent Acquisition, Development and Retention
We believe the talent of our employees, coupled with our rigorous investment process, has supported our excellent investment record over many years. We are therefore focused on hiring, training, motivating and retaining talented individuals. Across all our businesses, we face intense competition for qualified personnel.
We seek to attract candidates from diverse backgrounds and skill sets and to hire the brightest minds in our industry. We believe our reputation, talent development opportunities and compensation make us an attractive employer. We encourage independent thinking and reward initiative while providing training and development opportunities to help our employees grow professionally. In addition, our Respect at Work programs and trainings help maintain an inclusive work environment in which all individuals are treated with respect and dignity. Employee education and training are also critical to maintaining a culture of compliance.
Blackstone offers a wide range of learning and professional development opportunities, both formally and informally, to help employees advance their careers and maximize the value they can add to the global firm. Incoming analyst classes are provided with training that spans their first few years. In addition, our new hires are provided with training and other opportunities to help them thrive in our culture, including through our Culture Program and our Leadership Speaker Series. Blackstone employees are trained or enrolled in compliance training when they start at the firm and we retrain employees globally at least once annually. Over the course of their careers at Blackstone, employees are offered learning opportunities in a number of areas including leadership and management development and communication skills, among others. We offer a global development curriculum on key capabilities required to succeed at Blackstone, and we partner with external organizations to deliver training programs for our employees. We consistently seek to create visibility and opportunities for talent to take on roles beyond their current positions, and for managers to connect regularly to discuss and match talent with critical roles. These efforts result in cross-pollination of talent that we believe engages our people and generates stronger outcomes for the firm.
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
To that end, our talent acquisition platform includes programs aimed at expanding diversity at Blackstone and in financial services, such as the Blackstone Future Women Leaders program and the Blackstone Diverse Leaders program. Our employees are invited to participate in our internal affinity networks, which seek to engage, connect and create a supportive environment for our employees, including by hosting speaker series, professional development panels and social events. These networks include our Blackstone Women’s Initiative, Working Families Network, OUT Blackstone, Blackstone Veterans Network and Diverse Professionals Network, which was recently expanded to include a community of networks for Black, Hispanic and Latino, Asian and South Asian and Middle Eastern employees and allies. We have also achieved a score of 100% on the Human Rights Campaign Corporate Equality Index, earning the designation as a “Best Place to Work for LGBT+ Equality” for the fourth year in a row in 2022.
We believe diversity of thought and experience builds better businesses. We seek to ensure that our board of directors is composed of members whose collective experience, qualifications and skills will allow the board to effectively satisfy its oversight responsibilities. We also recognize that diversity is an important component of effective governance. Over one-third of our board of directors is diverse, based on gender, race and sexual orientation, when known. Likewise, with respect to our portfolio companies, in 2021 we announced that we will target at least one-third diverse representation on new controlled portfolio company boards in the U.S. and Europe. We also launched our Career Pathways pilot program, creating economic opportunity across our portfolio through career mobility and ensuring select portfolio companies have access to the largest pool of talent.
Compensation and Benefits
Our compensation is designed to motivate and retain employees and align their interests with those of the investors in our funds. In particular, incentive compensation for our senior managing directors and employees involves a combination of annual cash bonus payments and performance interests or deferred equity awards, which we believe encourages them to focus on the performance of our investment funds and the overall performance of the firm. The proportion of compensation that is “at risk” generally increases as an employee’s level of responsibility rises. Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in annual cash bonuses, participation in performance interests, and deferred equity awards and a lesser percentage in the form of base salary compared to employees at lower total compensation levels. To further align their interests with those of investors in our funds, our employees have the opportunity to make investments in or alongside our funds and other vehicles we manage. We also provide our employees robust health and retirement offerings, as well as a variety of quality of life benefits, including time-off options and well-being and family planning resources.
We believe our current compensation and benefit allocations for senior professionals are best in class and are consistent with companies in the alternative asset management industry. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program. Most of our current senior managing directors and other senior personnel have equity interests in our business that entitle such personnel to cash distributions. See “Part III. Item 11. Executive Compensation – Compensation Discussion and Analysis – Overview of Compensation Philosophy and Program” for more information on compensation of our senior managing directors and certain other employees.
Blackstone also offers comprehensive and competitive benefits to its full-time employees, including primary and secondary caregiver leave, adoption leave, phased back to work, fertility coverage, back up childcare and more. We continually evaluate and enhance our offerings to meet the needs of our employees. For example, we offer additional family planning benefits for U.S. employees such as enhancing infertility benefits to include cryopreservation and primary caregiver leave up to 21 weeks.
Health and Wellness
We care greatly about the health, safety and wellbeing of our employees. We offer employee well-being programs, including an online therapy program and access to an education platform with coaching to support working parents and caretakers caring for children who have behavioral problems, autism or developmental disabilities. We also provide access to programs to further assist our employees in managing their lives outside of work, such as group legal services to help with estate planning and surrogacy agreements. In addition, during the COVID-19 pandemic we invested over $15.9 million and $28.7 million for the years ended December 31, 2022 and 2021, respectively, in extensive measures to ensure employee safety and wellbeing of our employees and their families and the seamless functioning of the firm.
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

Pursuant to the U.K. Financial Services and Markets Act 2000, or “FSMA,” certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Conduct Authority (“FCA”). The FSMA and rules promulgated thereunder form the cornerstone of legislation which governs all aspects of our investment business in the United Kingdom, including sales, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, recordkeeping, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. The Blackstone Group International Partners LLP (“BGIP”) acts as a sub-advisor to its Blackstone U.S. affiliates in relation to the investment and re-investment of Europe, Middle East and Africa (“EMEA”) based assets of Blackstone Funds, arranging transactions to be entered into by or on behalf of Blackstone Funds, and providing certain related services. Until December 31, 2020, BGIP had a MiFID II (as defined herein) cross-border passport to provide investment services into the European Economic Area (“EEA”). As of January 1, 2021, as a result of the U.K.’s withdrawal from the European Union, BGIP no longer has a MiFID II passport. Consequently, BGIP can only provide investment services in certain EEA jurisdictions where it has obtained a domestic license on a cross-border services basis (currently, Belgium, Denmark, Finland and Italy), or can operate pursuant to an exemption or relief (currently Ireland, Lichtenstein and Norway), although in certain cases with time limitations. BGIP’s principal place of business is in London and it has representative offices or corporate branches in Abu Dhabi and France.
Blackstone Ireland Limited (formerly known as Blackstone / GSO Debt Funds Management Europe Limited) (“BIL”) is authorized and regulated by the Central Bank of Ireland (“CBI”) as an Investment Firm under the (Irish) European Union (Markets in Financial Instruments) Regulations 2017, which largely implements MiFID II in Ireland. BIL’s principal activity is the provision of management and advisory services to certain CLO and sub-advisory services to certain affiliates. Blackstone Ireland Fund Management Limited (formerly known as Blackstone / GSO Debt Funds Management Europe II Limited) (“BIFM”) is authorized and regulated by the CBI as an Alternative Investment Fund Manager under the (Irish) European Union (Alternative Investment Fund Managers Regulations) 2013 (“AIFMRs”), which largely implements the EU Alternative Investment Fund Managers Director (“AIFMD”) in Ireland. BIFM acts as AIFM and provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its alternative investment funds in accordance with AIFMRs and the conditions imposed by the CBI as set out in the CBI’s alternative investment fund rulebook.
Blackstone Europe Fund Management S.à r.l. (“BEFM”) is an authorized Alternative Investment Fund Manager under the Luxembourg Law of 12 July 2013 on alternative investment fund managers (as amended, the “AIFM Law”), which largely implements AIFMD in Luxembourg. BEFM may also provide discretionary portfolio management services, investment advice and reception and transmission of orders in accordance with article 5(4) of the AIFM Law. BEFM provides investment management functions including portfolio management, risk management, administration, marketing and related activities to the assets of its alternative investment funds, in accordance with the AIFM Law and the regulatory provisions imposed by the
Commission de Surveillance du Secteur Financier
in Luxembourg. As of January 1, 2021, BEFM promotes Blackstone products and services in European countries where BGIP is not otherwise licensed to do so. BEFM has branches in Paris, Milan and Frankfurt which provides marketing services and where distribution and deal sourcing individuals are based.
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

Rigorous legal and compliance analysis of our businesses and investments is endemic to our culture and risk management. Our Chief Legal Officer and Global Head of Compliance, together with the Chief Compliance Officers of each of our businesses, supervise our compliance personnel, who are responsible for addressing the regulatory and compliance matters that affect our activities. We strive to maintain a culture of compliance through the use of policies and procedures including a code of ethics, electronic compliance systems, testing and monitoring, communication of compliance guidance and employee education and training. Our compliance policies and procedures address regulatory and compliance matters such as the handling of material non-public information, personal securities trading, marketing practices, gifts and entertainment, anti-money laundering, anti-bribery and sanctions, valuation of investments on a fund-specific basis, recordkeeping, potential conflicts of interest, the allocation of investment and co-investment opportunities, collection of fees and expense allocation.
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
Our enterprise risk management framework is designed to manage non-investment risk areas across the firm, such as strategic, financial, human capital, legal, operational, regulatory, reputational and technology risks. Our enterprise risk committee assists Blackstone management to identify, assess, monitor and mitigate such key enterprise risks at the corporate, business unit and fund level. The enterprise risk committee is chaired by our Chief Financial Officer and is comprised of senior management across business units, corporate functions and regions. Senior management reports to the audit committee of the board of directors on the agenda of risk topics evaluated by the enterprise risk committee and provides periodic risk reports, a summary of its view on key risks to the firm and detailed assessments of selected risks, as applicable. Our firmwide valuation committee reviews the valuation process for investments held by us and our investment vehicles, including the application of appropriate valuation standards on a consistent basis. The firmwide valuation committee is chaired by our Chief Financial Officer and is comprised of senior heads of Blackstone’s businesses and representatives from legal and finance. The review committees and/or investment committees of our businesses review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of investments. See “— Investment Process and Risk Management.”
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
Our business is materially affected by financial market and economic conditions and events throughout the world that are outside our control. We may not be able to or may choose not to manage our exposure to these conditions and/or events. Such conditions and/or events can adversely affect our business in many ways, including reducing the ability of our funds to raise or deploy capital, reducing the value or performance of our funds’ investments and making it more difficult for our funds to exist and realize value from existing investment. This could in turn materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition. In addition, in the face of a difficult market or economic environment, we may need to reduce our fixed costs and other expenses in order to maintain profitability, including cutting back or eliminating the use of certain services or service providers, or terminating the employment of a significant number of our personnel that, in each case, could be important to our business and without which our operating results could be adversely affected. A failure to manage or reduce our costs and other expenses within a time frame sufficient to match any decrease in profitability would adversely affect our operating performance.
Turmoil in the global financial markets can provoke significant volatility of equity and debt securities prices. This can have a material and rapid impact on our mark-to-market valuations, particularly with respect to our public holdings and credit investments. While inflation in the U.S. has recently shown signs of moderating, record inflation experienced in the U.S. throughout 2022 and steps taken by the Federal Reserve to dramatically increase interest rates in response have contributed to volatility in the debt and equity markets. Heightened competition for workers and rising energy and commodity prices have contributed to increasing wages and other inputs. Higher inflation and rising input costs put pressure on our funds’ portfolio companies’ profit margins, particularly where pricing power is lacking. Similarly, the valuations of our funds’ real estate assets have been and may continue to be adversely impacted by inflation, higher interest rates and a rising cost of capital. In a continued inflationary and high interest rate environment, the performance of our funds’ real estate assets could be adversely affected notwithstanding a sustained level of cash flow growth. Such an adverse macroeconomic environment could be even more challenging for traditional office properties and those with long-term leases that do not provide for short term rent increases to offset higher interest rates and a rising cost of capital. In China, the government has in recent years implemented a number of measures to control the rate of economic growth in the country, including by raising interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to tighten credit and liquidity. The China growth rate has been slowing, and further slowing could have a systemic impact on the global economy and on equity and debt markets. As publicly traded equity securities have in recent years represented an increasingly significant proportion of the assets of many of our funds, stock market volatility, including a sharp decline in the stock market may adversely affect our results, including our revenues and net income. In addition, our public equity holdings have at times been concentrated in a few large positions, thereby making our unrealized mark-to-market valuations particularly sensitive to sharp changes in the price of any of these positions. Further, although the equity markets are not the only means by which we exit investments, should we continued to experience a period of challenging equity markets, our funds may experience continued difficulty in realizing value from investments.
Geopolitical concerns and other global events, including, without limitation, trade conflict, civil unrest, national and international political circumstances (including outbreak of war, terrorist acts or security operations) and pandemics or other severe public health events, have contributed and may continue to contribute to volatility in global equity and debt markets. For example, the ongoing war between Russia and Ukraine and the global response thereto, including the imposition of widespread economic and other sanctions, has significantly impacted the global economy and financial markets.
In addition to the factors described above, other market, economic and geopolitical factors described herein that may adversely affect our business include, without limitation:

•	higher prices for commodities or other goods,
•	economic slowdown or recession in the U.S. and internationally,
•	changes in interest rates and/or a lack of availability of credit in the U.S. and internationally, and
•	changes in law and/or regulation, and uncertainty regarding government and regulatory policy, including in connection with the current administration.
A period of economic slowdown, which may be across one or more industries, sectors or geographies, contributes to operating performance challenges for certain of our funds’ investments, which could adversely affect our operating results and cash flows.
In recent years, we have experienced periods of economic slowdown and in some instances, contraction, as countries and industries around the globe grappled with the short and long-term economic impacts of the COVID-19 pandemic. Higher interest rates or elevated interest rates for a sustained period could also result in an economic slowdown. Economic contraction or further deceleration in the rate of growth in certain industries, sectors or geographies may contribute to poor financial results at our funds’ portfolio companies, which may result in lower investment returns for our funds. For example, periods of economic weakness have contributed and may in the future contribute to a decline in commodity prices and decreased consumer demand for certain goods and services (including energy), and/or volatility in the oil and natural gas markets, each of which would have an adverse effect on our energy and consumer investments.
In addition, historically high rates of inflation, including in the U.S., have contributed to heightened costs of labor, energy and materials, which have put profit margin pressure on and negatively impacted the performance of certain of our funds’ portfolio companies. The performance of such companies would likely be further negatively impacted in a continuing inflationary environment, particularly against a backdrop of economic slowdown or contraction. For example, high rates of inflation and significant interest rate increases contributed to significant market volatility in 2022, which disproportionately negatively impacted the value of future cash flows of technology and growth companies. These companies may be subject to continued depressed, or even further declines in, values in a challenging market environment. To the extent the performance of our funds’ investments in such companies, as well as valuation multiples, do not ultimately improve, our funds may sell those assets at values that are less than we projected or even at a loss, thereby significantly affecting those investment funds’ performance. In addition, as the governing agreements of our funds contain only limited requirements regarding diversification of fund investments (by, for example, sector or geographic region), during periods of economic slowdown in certain sectors or regions, the impact on our funds may be exacerbated by concentration of investments in such sectors or regions. As a result, our ability to raise new funds, as well as our operating results and cash flows, could be adversely affected.

In addition, during periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings, thereby potentially resulting in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the fund’s performance and consequently to our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our credit-focused funds.
High interest rates and challenging debt market conditions could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income.
In 2022, in light of increasing inflation, the U.S. Federal Reserve increased interest rates seven times. The U.S. Federal Reserve has also indicated that it expects continued increases in interest rates in 2023. Rising interest rates create downward pressure on the price of real estate and the value of fixed-rate debt investments made by our funds. Further, our funds have faced, and could continue to face, difficulty in realizing value from investments due to sustained declines in equity market values as a result of concerns regarding interest rates.
An increase in interest rates has and could continue to increase the cost of debt financing for the transactions our funds pursue. Further, a significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing (such as, for example, higher equity requirements and/or more restrictive covenants), particularly in the area of acquisition financings for private equity and real estate transactions, could have a material adverse impact on our business. For example, a portion of the indebtedness used to finance certain fund investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment. Further, the financing of acquisitions or the operations of our funds’ portfolio companies with debt may become less attractive due to limitations on the deductibility of corporate interest expense. See “— Changes in U.S. and foreign taxation of businesses and other tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect us, including by adversely impacting our effective tax rate and tax liability.”
If our funds are unable to obtain committed debt financing for potential acquisitions, can only obtain debt financing at an increased interest rate or on unfavorable terms or the ability to deduct corporate interest expense is substantially limited, our funds may face increased competition from strategic buyers of assets who may have an overall lower cost of capital or the ability to benefit from a higher amount of cost savings following an acquisition, or may have difficulty completing otherwise profitable acquisitions or may generate profits that are lower than would otherwise be the case, each of which could lead to a decrease in our funds’ performance and therefore our revenues. In addition, rising interest rates, coupled with periods of significant equity and credit market volatility may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments.
Our funds’ portfolio companies also regularly utilize the corporate debt markets to obtain financing for their operations. To the extent monetary policy, tax or other regulatory changes or difficult credit markets render such financing difficult to obtain, more expensive or otherwise less attractive, this may also negatively impact the financial results of those portfolio companies and, therefore, the investment returns on our funds. In addition, to the extent that market conditions and/or tax or other regulatory changes make it difficult or impossible to refinance debt that is maturing in the near term, some of our funds’ portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.
Another pandemic or global health crisis like the COVID-19 pandemic may adversely impact our performance and results of operations.
From 2020 to 2022, in response to the COVID-19 pandemic, many countries took measures to limit the spread of the virus, including instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. Such restrictions caused labor shortages and disrupted global supply chains, which contributed to prolonged disruption of the global economy. A widespread reoccurrence of COVID-19, or the occurrence of another pandemic or global health crisis, could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and exacerbate many of the other risks discussed in this “Risk Factors” section.
In the event of another pandemic or global health crisis like the COVID-19 pandemic, our funds’ portfolio companies may experience decreased revenues and earnings, which may adversely impact our ability to realize value from such investments and in turn reduce our performance revenues. Investments in certain sectors, including hospitality, location-based entertain, retail, travel, leisure and events, and in certain geographies, office and residential, could be particularly negatively impacted, as was the case during the COVID-19 pandemic. Our funds’ portfolio companies may also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which may result in potential impairment of our or our funds’ investments. In addition, borrowers of loans, notes and other credit instruments in our credit funds’ portfolios may be unable to meet their principal or interest payment obligations or satisfy financial covenants, and tenants leasing real estate properties owned by our funds may not be able to pay rents in a timely manner or at all, resulting in a decrease in value of our funds’ credit and real estate investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, certain of our funds may be limited in their ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. In our liquid and semi-liquid vehicles, such a contraction could cause investors to seek liquidity in the form of redemptions from our funds, adversely impacting management fees. Our management fees may also be negatively impacted if we experience a decline in the pace of capital deployment or fundraising.
In addition, a pandemic or global health crisis may pose enhanced operational risks. For example, our employees may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements may impact employee morale, integration of new employees and preservation of our culture. Remote working environments may also be less secure and more susceptible to hacking attacks. Moreover, our third party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.
A decline in the pace or size of investments made by our funds may adversely affect our revenues.
The revenues that we earn are driven in part by the pace at which our funds make investments and the size of those investments, and a decline in the pace or the size of such investments may reduce our revenues. In particular, in recent years we have meaningfully increased the number of perpetual capital vehicles we offer and the assets under management in such vehicles, particularly in our Real Estate and Credit & Insurance segments. The fees we earn from our perpetual capital vehicles, including our Core+ real estate strategy, represent a significant and growing portion of our overall revenues. If our funds, including our perpetual capital vehicles, are unable to deploy capital at a sufficient pace, our revenues would be adversely impacted. Many factors could cause a decline in the pace of investment, including a market environment characterized by high prices, the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of financing on attractive terms or decreased availability of investor capital, including potentially as a result of a challenging fundraising environment or heightened investor requests for repurchases in certain perpetual capital vehicles. A number of our funds, including our real estate and private equity funds, have invested and intend to continue to invest in large transactions or transactions that otherwise have substantial business, regulatory or legal complexity and may be more difficult to execute successfully than smaller or less complex investments. In addition, realizing value from such investments may be more difficult as a result of, among other things, a limited universe of potential acquirers.
We may also fail to consummate identified investment opportunities because of regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy, financial markets or geopolitical conditions, and our ability to deploy capital in certain countries may be adversely impacted by U.S. and foreign government policy changes and regulations. For example, the ability to deploy capital in China has been adversely impacted by policies and regulations in China and the U.S. This may be exacerbated prospectively. For example, the U.S. House of Representatives passed a bill that, if enacted its current or a similar form, would subject certain outbound investments from the U.S. into China to heightened review by the U.S. government. As a related matter, certain senior administration officials have indicated that the current administration is formulating an approach to address outbound investments in sensitive technologies. There is public speculation that this formulation will involve an outbound investment screening mechanism, particularly relating to China and China-adjacent investments, which could further negatively impact our ability to deploy capital in such countries. See “— Laws and regulations on foreign direct investment applicable to us and our funds’ portfolio companies, both within and outside the U.S., may make it more difficult for us to deploy capital in certain jurisdictions or to sell assets to certain buyers.”
Our revenue, earnings, net income and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common stock to decline.
Our revenue, net income and cash flow can all vary materially due to our reliance on Performance Revenues. We may experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including timing of realizations, changes in the valuations of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses and the degree to which we encounter competition, each of which may be impacted by economic and market conditions. Achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our common stock. We do not provide guidance regarding our expected quarterly and annual operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in our common stock price.
Our cash flow may fluctuate significantly because we receive Performance Allocations from our carry funds only when investments are realized and achieve a certain preferred return. Performance Allocations in our carry funds depend on our carry funds’ performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to identify attractive investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value (or other proceeds) of an investment through a sale, public offering, recapitalization or other exit. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized in cash (or other proceeds). We cannot predict when, or if, any realization of investments will occur.
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
Adverse economic and market conditions may adversely affect the amount of cash generated by our businesses, the value of our principal investments, and in turn, our ability to pay dividends to our stockholders.
We primarily use cash to, without limitation (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses, including cash compensation to our employees, and other obligations as they arise, including servicing our debt and (d) pay dividends to our stockholders, make distributions to the holders of Blackstone Holdings Partnership Units and make repurchases under our share repurchase program. Our principal sources of cash are: (a) cash we received in connection with our prior bond offerings, (b) management fees, (c) realized incentive fees and (d) realized performance allocations, which is the sum of Realized Principal Investment Income and Realized Performance Revenues less Realized Performance Compensation. We have also entered into a $4.135 billion revolving credit facility with a final maturity date of June 3, 2027. Our long-term debt totaled $11.0 billion in borrowings from our prior bond issuances. As of December 31, 2022, we had no borrowings outstanding under our revolving credit facility. As of December 31, 2022, we had $4.3 billion in Cash and Cash Equivalents, $1.1 billion invested in Corporate Treasury Investments and $3.5 billion in Other Investments.

If the global economy and conditions in the financing markets worsen, the investment performance of our funds could suffer, resulting in, for example, the payment of decreased or no Performance Allocations to us. This could materially and adversely affect the amount of cash we have on hand, which could in turn require us to rely on other sources of cash, such as the capital markets, which may not be available to us on acceptable terms for the above purposes. A decrease in the amount of cash we have on hand could also materially and adversely affect our ability to pay dividends to our stockholders and make repurchases under our share repurchase program. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position. In addition, we have made and expect to continue to make significant principal investments in our current and future investment funds. Contributing capital to these investment funds is risky, and we may lose some or the entire principal amount of our investments, including, without limitation, as a result of poor investment performance in a challenging economic and market environment.
We depend on our founder and other key senior managing directors and the loss of their services would have a material adverse effect on our business, results and financial condition.
We depend on the efforts, skill, reputations and business contacts of our founder, Stephen A. Schwarzman, our President, Jonathan D. Gray, and other key senior managing directors, the information and deal flow they generate during the normal course of their activities and the synergies among the diverse fields of expertise and knowledge held by our professionals. Accordingly, our success will depend on the continued service of these individuals, who are not obligated to remain employed with us. Several key senior managing directors have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any key senior managing director will have on our ability to achieve our investment objectives. For example, the governing agreements of many of our funds generally provide investors with the ability to terminate the investment period in the event that certain “key persons” in the fund do not meet the specified time commitment to the fund or our firm ceases to control the general partner. The loss of the services of any key senior managing directors could have a material adverse effect on our revenues, net income and cash flows and could harm our ability to maintain or grow assets under management in existing funds or raise additional funds in the future. We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and become less effective as incentives for them to continue to be employed at Blackstone.
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
Our most important asset is our people, and our continued success is highly dependent upon the efforts of our senior managing directors and other professionals. Our future success and growth depend to a substantial degree on our ability to retain and motivate our senior managing directors and other key personnel and to strategically recruit, retain and motivate new talented personnel. The compensation of senior managing directors and other key personnel generally includes awards of Blackstone equity interests that entitle the holder to distributions or dividends. Such individuals, particularly our current senior managing directors, own a meaningful amount of such equity interests (including Blackstone Holdings Partnership Units). The value of such equity interests, however, and the distributions or dividends in respect thereof, may not be sufficient to retain and motivate such individuals, nor may they be sufficiently attractive to strategically recruit, retain and motivate new talented personnel.
Additionally, the minimum retained ownership requirements and transfer restrictions to which these interests are subject in certain instances lapse over time, may not be enforceable in all cases and can be waived. There is no guarantee that the non-competition and non-solicitation agreements to which our senior managing directors and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. In addition, there is no assurance that such agreements will be enforceable in all cases. In addition, these non-competition and non-solicitation agreements expire after a certain period of time, at which point such senior managing directors and other personnel would be free to compete against us and solicit our clients and employees.
We might not be able to provide future senior managing directors with interests in our business to the same extent or with the same tax consequences from which our existing senior managing directors previously benefited. For example, U.S. Federal income tax law currently imposes a three-year holding period requirement for carried interest to be treated as long-term capital gains. The holding period requirement may result in some of the carried interest received by such individuals being treated as ordinary income, which would materially increase the amount of taxes that our employees and other key personnel would be required to pay. Moreover, the tax treatment of carried interest continues to be an area of focus for policymakers and government officials, which could result in further regulatory action by federal or state governments. See “— Changes in U.S. and foreign taxation of businesses and other tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect us, including by adversely impacting our effective tax rate and tax liability.” In addition, certain states have temporarily increased the income tax rate for the state’s highest earners, which could subject certain of our personnel to the highest combined state-and-local tax rate in the United States. Potential tax rate increases and changes to the tax treatment of carried interest and in applicable tax laws, along with changing opinions regarding living in some geographies where we have offices, may adversely affect our ability to recruit, retain and motivate our current and future professionals.
Alternatively, the value of the equity awards we issue senior managing directors and other key personnel at any given time may subsequently fall (as reflected in the market price of common stock), which could counteract the incentives we are seeking to induce in them. To recruit and retain existing and future senior managing directors and other key personnel, we may need to increase the level of compensation that we pay to them, which would cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. In addition, any future issuance of equity interests in our business to senior managing directors and other personnel would dilute public common stockholders.
We strive to maintain a work environment that reinforces our culture of collaboration, motivation and alignment of interests with investors. If we do not continue to develop and implement the right processes and tools to maintain this culture, particularly in light of rapid and significant growth in our scale, global presence and employee population, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
The asset management business is intensely competitive.
The asset management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor availability of capital and willingness to invest, fund terms (including fees and liquidity terms), brand recognition and business reputation. Our asset management business competes with a number of private funds, specialized investment funds, funds structured for individual investors, hedge funds, funds of hedge funds and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds), and we expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity and retail platforms and are marketing other asset allocation strategies as alternatives to hedge fund investments. Additionally, developments in financial technology, or fintech, such as distributed ledger technology, or blockchain, have the potential to disrupt the financial industry and change the way financial institutions, as well as asset managers, do business. A number of factors serve to increase our competitive risks:

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

•	some of our competitors, particularly strategic competitors, may have a lower cost of capital, which may be exacerbated limits on the deductibility of interest expense,
•	some of our competitors may have access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities,
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
•
some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make or to seek exit opportunities through different channels, such as special purpose acquisition vehicles,

•
some of our competitors may be more successful than us in the development of new products to address investor demand for new or different investment strategies and/or regulatory changes, including with respect to products with mandates that incorporate ESG considerations, or products that developed for individual investors or that target insurance capital,

•
there are relatively few barriers to entry impeding new alternative asset fund management firms, and the successful efforts of new entrants into our various businesses, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, is expected to continue to result in increased competition,

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
Our business depends in large part on our ability to raise capital from third party investors. A failure to raise capital from third party investors on attractive fee terms or at all, would impact our ability to collect management fees or deploy such capital into investments and potentially collect Performance Revenues, which would materially reduce our revenue and cash flow and adversely affect our financial condition.
Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as economic and market conditions (including the performance of the stock market) and the asset allocation rules or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our investment funds or the asset classes in which our investment funds invest. For example, state politicians and lawmakers across a number of states, including Pennsylvania and Florida, have continued to put forth proposals or expressed intent to take steps to reduce or minimize the ability of their state pension funds to invest in alternative asset classes, including by proposing to increase the reporting or other obligations applicable to their state pension funds that invest in such asset classes. Such proposals or actions would potentially discourage investment by such state pension funds in alternative asset classes by imposing meaningful compliance burdens and costs on them, which could adversely affect our ability to raise capital from such state pension funds. Other states could potentially take similar actions, which may further impair our access to capital from an investor base that has historically represented a significant portion of our fundraising.
In addition, volatility in the valuations of investments, has in the past and may in the future affect our ability to raise capital from third party investors. To the extent periods of volatility are coupled with a lack of realizations from investors’ existing portfolios, such investors may be left with disproportionately outsized remaining commitments to a number of investment funds, which significantly limits such investors’ ability to make new commitments to third party managed investment funds such as those managed by us. In addition, we have increasingly undertaken initiatives to increase the number and type of investment products we make available to individual investors, many of which contain terms that permit investors to request redemption or repurchase of their interests in such products on a periodic basis. Subject to certain limitations, these products include limits on the aggregate amount of such interests that may be redeemed in a given period. During periods of market volatility, investor subscriptions to such vehicles are likely to be reduced, and investor redemption or repurchase requests are likely to be elevated, which may negatively impact the fees we earn from such vehicles. To the extent redemptions or repurchases are prorated, this could further dampen subscriptions and may negatively impact such fees. In addition, certain of our investment vehicles that are available to individual investors are subject to state registration requirements that impose limits on the proportion of such investors’ net worth that can be invested in our products. These restrictions may limit such investors’ ability or willingness to allocate capital to such products and adversely affect our fundraising in the retail channel.
Our ability to raise new funds could similarly be hampered if the general appeal of real estate, private equity and other alternative investments were to decline. An investment in a limited partner interest in an alternative investment fund is generally more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. In periods of positive markets and low volatility, for example, investors may favor passive investment strategies such as index funds over our actively managed investment vehicles. Similarly, during periods of high interest rates, investors may favor investments that are generally viewed as producing a risk-free return, such as treasury bonds, over investments in our products, particularly if the spread between the products declines. Alternative investments could also fall into disfavor as a result of concerns about liquidity and short-term performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments. Although a number of investors, including certain public pension funds, have increased their allocations to alternative investments in recent years, there is no assurance that this will continue or that our ability to raise capital from investors will not be hampered. In addition, our ability to raise capital from third parties outside of the U.S. could be limited to the extent other countries, such as China, impose restrictions or limitations on outbound foreign investment.
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
In connection with raising new funds or making further investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed or funds managed by our competitors, including with respect to management fees, incentive fees and/or carried interest, which could have an adverse impact on our revenues. Such terms could also restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our revenues. In addition, certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability if we were to implement these alternative investment structures. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds, including in response to regulatory focus by the SEC on the quantum and types of fees and expenses charged by private funds. We have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees, which could result in a reduction in the fees and Performance Revenues we earn.

We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk.
Although retail investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high net worth individuals, family offices and mass affluent investors in the U.S. and other jurisdictions around the world. In some cases, our funds are distributed to such investors indirectly through third party managed vehicles sponsored by brokerage firms, private banks or third-party feeder providers, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases, we create investment products specifically designed for direct investment by individual investors in the U.S., some of whom are not accredited investors, or similar investors in non-U.S. jurisdictions, including in Europe. Such investment products are regulated by the SEC in the U.S. and by other similar regulatory bodies in other jurisdictions.
Accessing individual investors and selling products directed at such investors exposes us to new and greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent distribution of such products is through new channels, including through an increasing number of distributors with whom we engage, we may not be able to effectively monitor or control the manner of their distribution, which could result in litigation or regulatory action against us, including with respect to, among other things, claims that products distributed through such channels are distributed to customers for whom they are unsuitable or that they are distributed in an otherwise inappropriate manner. Although we seek to ensure through due diligence and onboarding procedures that the third-party channels through which individual investors access our investment products conduct themselves responsibly, we are exposed to the risks of reputational damage and legal liability to the extent such third parties improperly sell our products to investors. This risk is heightened by the continuing increase in the number of third parties through whom we distribute our investment products around the world and who we do not control. For example, in certain cases, we may be viewed by a regulator as responsible for the content of materials prepared by third-party distributors.
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
In addition, many of the investment products that we make available to individual investors contain terms that permit such investors to request redemption or repurchase of their interests on a periodic basis and, subject to certain limitations, include limits on the aggregate amount of such interests that may be redeemed or repurchased in a given period. Challenging market or economic conditions and liquidity needs could cause elevated share redemption or repurchase requests from investors in such products. Such redemption or repurchase requests may be elevated in certain regions, such as Asia, where such vehicles may have a significant number of investors. Recently, certain of such vehicles have limited, and may in the future limit, the amount of such redemption or repurchase request that are fulfilled. Such limitations are particularly possible in the event redemption or repurchase requests are elevated or investor subscriptions to such products are concurrently at reduced levels. Such limitations may subject us to reputational harm and may make such vehicles less attractive to individual investors, which could have a material adverse effect on the cash flows of such vehicles. This may in turn negatively impact the revenues we derive from such vehicles.

As we expand the distribution of products to individual investors outside of the U.S., we are increasingly exposed to risks in non-U.S. jurisdictions. While many of the risks we face in non-U.S. jurisdictions are similar to those that we face in the distribution of products to individual investors in the U.S., securities laws and other applicable regulatory regimes can be extensive, complex and vary by jurisdiction. In addition, the distribution of products to individual investors out of the U.S. may involve complex structures (such as distributor-sponsored feeder funds or nominee/omnibus investors) and market practices that vary by local jurisdiction. As a result, this expansion subjects us to additional complexity, litigation and regulatory risk.
In addition, our initiatives to expand our individual investor base, including outside of the U.S., requires the investment of significant time, effort and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. There is no assurance that our efforts to grow the assets we manage on behalf of individual investors will be successful.
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
In addition, recent and future changes to tax laws and regulations may have an adverse impact on us. For example, the recently enacted Inflation Reduction Act imposes, among other things, a minimum “book” tax on certain large corporations and creates a new excise tax on net stock repurchases made by certain publicly traded corporations after December 31, 2022. While the application of this new law is uncertain and we continue to evaluate its potential impact, these changes could materially change the amount and/or timing of tax we may be required to pay.
In addition, the U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, is contemplating changes to numerous long- standing tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. The OECD also recently finalized guidelines that recommend certain multinational enterprises be subject to a minimum 15% tax rate, effective from 2024. This minimum tax and several of the proposed measures are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our funds’ portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these proposals could result in a loss of tax treaty benefits and increased taxes on income from our investments.

Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
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
There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative asset management firm, we hold a significant amount of confidential and sensitive information about our investors, our funds’ portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to this information. There can be no assurance that measures we take to ensure the integrity of our systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful. If our systems are compromised, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, a disruption of our businesses, liability to our investment funds and fund investors, regulatory intervention or reputational damage. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means.
In addition, we could also suffer losses in connection with updates to, or the failure to timely update, the technology platforms on which we rely. We are reliant on third party service providers for certain aspects of our business, including for the administration of certain funds, as well as for certain technology platforms, including cloud-based services. These third party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data.
Cybersecurity and data protection have become top priorities for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples the General Data Protection Regulation (“GDPR”) in the European Union and the California Privacy Rights Act (“CPRA”). In addition, in February 2022, the SEC proposed rules regarding registered investment advisers’ and funds’ cybersecurity risk management, which would require them to adopt and implement cybersecurity policies and procedures, enhance disclosures concerning cybersecurity incidents and risks in regulatory filings, and investment advisers to promptly report certain cybersecurity incidents to the SEC. If this proposal is adopted, it could increase our compliance costs and potential regulatory liability related to cybersecurity. See “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.” Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
Breaches in our security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our fund investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely matter, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures and Blackstone more generally.
Our funds’ portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Finally, our and our funds’ portfolio companies’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent we or our funds’ portfolio companies engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we and our funds’ portfolio companies may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our funds’ portfolio companies.
Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We and our funds’ portfolio companies are subject to various risks and costs associated with the collection, processing, storage and transmission of personally identifiable information (“PII”) and other sensitive and confidential information. This data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. Our compliance obligations include those relating to U.S. laws and regulations, including, without limitation, the CPRA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. Our compliance obligations also include those relating to foreign data collection and privacy laws, including, for example, the GDPR and U.K. Data Protection Act, as well as laws in many other jurisdictions globally, including Switzerland, Japan, Hong Kong, Singapore, China, Australia, Canada and Brazil. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements as a result of our contractual obligations with counterparties. These legal, regulatory and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the U.S. and internationally.
While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains, particularly given the continued and rapid development of privacy laws and regulations around the world, and increased criminal and civil enforcement actions and private litigation. Any inability, or perceived inability, by us or our funds’ portfolio companies to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third party liability, increased costs, disruption of our and our funds’ portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage. Furthermore, as new privacy- related laws and regulations are implemented, the time and resources needed for us and our funds’ portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.
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
We are reliant on third party service providers for certain aspects of our business, including the administration of certain funds. We are also reliant on third party service providers for certain technology platforms that facilitate the continued operation of our business, including cloud-based services. In addition to the fact that these third-party service providers could also face ongoing cyber security threats and compromises of their systems, we generally have less control over the delivery of such third party services, and as a result, we may face disruptions to our ability to operate a business as a result of interruptions of such services. A prolonged global failure of cloud services provided by a variety of cloud services providers that we engage could result in cascading systems failures for us. In addition, any interruption or deterioration in the performance of these third parties or failures or compromises of their information systems and technology could impair the operations of us and our funds and adversely affect our reputation and businesses.
In addition, our operations are highly dependent on our technology platforms and we rely heavily on our analytical, financial, accounting, communications and other data processing systems, each of which may require updates and enhancements as we grow our business. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to adapt to or accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. See “— Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations” and “— Rapidly developing and changing global privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.”
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus, particularly given the current administration, could result in additional burdens on our business.
Our business is subject to extensive regulation, including periodic examinations, inquiries and investigations, by governmental agencies and self-regulatory organizations in the jurisdictions in which we operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct examinations, inquiries, investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel.

The financial services industry in recent years has been the subject of heightened scrutiny, which is expected to continue to increase, and the SEC has specifically focused on private equity and the private funds industry. In that connection, in recent years the SEC’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities, terms agreed in side letters and similar arrangements with investors, consistency of firms’ practices with disclosures, handling of material non-public information and insider trading, disclosures of investment risk, purported waivers or limitations of fiduciary duties, conflicts around liquidity, risk management and the existence of, and adherence to, compliance policies and procedures with respect to conflicts of interest. Statements by SEC staff in 2022 reiterated a focus on certain of these topics and on bolstering transparency in the private funds industry, including with respect to fees earned and expenses charged by advisers. In 2022, the SEC proposed a number of new rules and amendments to existing rules that, if enacted, would have significant impact on our business and operations. In February 2022, the SEC proposed new rules and amendments to existing rules under the Advisers Act specifically related to registered advisers and their activities with respect to private funds. If enacted, the proposed rules and amendments could have a significant impact on advisers to private funds, including our advisers.
In particular, the SEC has proposed to limit circumstances in which a fund manager can be indemnified by a private fund; increase reporting requirements by private funds to investors concerning performance, fees and expenses; require registered advisers to obtain an annual audit for private funds and also require such fund’s auditor to notify the SEC upon the occurrence of certain material events; enhance requirements, including the need to obtain a fairness opinion and make certain disclosures, in connection with adviser-led secondary transactions (also known as general partner-led secondaries); prohibit advisers from engaging in certain practices, such as, without limitation, charging accelerated fees for unperformed services or fees and expenses associated with an examination to private fund clients; and impose limitations and new disclosure requirements regarding preferential treatment of investors in private funds in side letters or other arrangements with an adviser. Amendments to the existing books and records and compliance rules under the Advisers Act would complement new proposals and also require that all registered advisers document their annual compliance review in writing. In addition, the SEC also proposed amendments to rules that would seek to categorize certain types of ESG strategies and require investment funds and advisors to provide disclosures based on ESG strategies they pursue. Further, the SEC proposed rules that, if enacted, would require certain climate-related disclosures by public companies, including disclosure of financed emissions, an extensive and complex category of emissions that is difficult to calculate accurately and for which there is currently no agreed measurement standard or methodology. Furthermore, in October 2022 the SEC proposed a new rule and related amendments that would impose substantial obligations on registered investment advisers to conduct initial due diligence and ongoing monitoring of a broad universe of service providers that we may use in our investment advisory business. If adopted, including with modifications, these new rules could significantly impact us (including certain of our advisers) and our operations, including by increasing compliance burdens and associated regulatory costs and complexity and reducing the ability to receive certain expense reimbursements or indemnification in certain circumstances. In addition, these potential rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions. Moreover, in February 2023, the SEC proposed extensive amendments to the custody rule for SEC-registered investment advisers. If adopted, the amendments would require, among other things, the adviser to: obtain certain contractual terms from each advisory client’s qualified custodian; document that privately-offered securities cannot be maintained by a qualified custodian; and promptly obtain verification from an independent public accountant of any purchase, sale or transfer of privately-offered securities. The amendments also would apply to all assets of a client, including real estate and other assets that generally are not considered securities under the federal securities laws. If adopted, these amendments could expose our registered investment advisers to additional regulatory liability, increase compliance costs, and impose limitations on our investing activities.
We regularly are subject to requests for information, inquiries and informal or formal investigations by the SEC and other regulatory authorities, with which we routinely cooperate, and which have included review of historical practices that were previously examined. Such investigations have previously and may in the future result in penalties and other sanctions. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our or our personnel’s activities, or changing our historic practices. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

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
We are subject to increasing scrutiny from regulators, elected officials, stockholders, investors and other stakeholders with respect to environmental, social and governance matters, which may adversely impact our ability to raise capital from certain investors, constrain capital deployment opportunities for our funds and harm our brand and reputation.
We, our funds and their portfolio companies are subject to increasing scrutiny from regulators, elected officials, stockholders, investors and other stakeholders with respect to environmental, social and governance matters. With respect to the alternative asset management industry, in recent years, certain investors, including public pension funds, have placed increasing importance on the impacts of investments made by the private funds to which they commit capital, including with respect to climate change, among other aspects of ESG. Conversely, certain investors have raised concerns as to whether the incorporation of ESG factors in the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize return for investors.
Certain investors have demonstrated increased concern with respect to asset managers taking certain actions that could adversely impact the value of, or, refraining from taking certain actions that could improve the value of, an existing or potential investment. At times, investors, including public pension funds, have limited participation in certain investment opportunities, such as hydrocarbons, and/or conditioned future capital commitments to certain funds on the basis of such factors. Other investors have voiced concern with respect to asset managers’ policies that may result in such managers subordinating the interests of investors based solely or in part on ESG considerations. We may be subject to competing demands from different investors and other stakeholder groups with divergent views on ESG matters, including the role of ESG in the investment process. Investors, including public pension funds, which represent a significant portion of our funds’ investor bases, may decide to withdraw previously committed capital (where such withdrawal is permitted) or not commit capital to future fundraises based on their assessment of how we approach and consider the ESG cost of investments and whether the return-driven objectives of our funds align with their ESG priorities. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage ESG-related expectations across the varied interests of our stakeholders, including existing or potential investors, our ability to access and deploy capital may be adversely impacted. In addition, a failure to successfully manage ESG-related expectations may negatively impact our reputation and erode stakeholder trust.
As part of their increased focus on the allocation of their capital to environmentally sustainable economic activities, certain investors also have begun to request or require data from their asset managers and/or use third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments. In addition, regulatory initiatives to require investors to make disclosures to their stakeholders regarding ESG matters are becoming increasingly common, which may further increase the number and type of investors who place importance on these issues and who demand certain types of reporting from us. In addition, government authorities of certain U.S. states have requested information from and scrutinized certain asset managers with respect to whether such managers have adopted ESG policies that would restrict such asset managers from investing in certain industries or sectors, such as traditional energy. These authorities have indicated that such asset managers may lose opportunities to manage money belonging to these states and their pension funds to the extent the asset managers boycott or take similar actions with respect to certain industries. This may impair our ability to access capital from certain investors, and we may in turn not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.

In addition, there has been increased regulatory focus on ESG-related practices by investment managers, particularly with respect to the accuracy of statements made regarding ESG practices, initiatives and investment strategies. The SEC has established an enforcement task force to examine ESG practices and disclosures by public companies and investment managers and identify inaccurate or misleading statements, often referred to as “greenwashing.” In 2022, the SEC commenced enforcement actions against at least two investment advisers relating to ESG disclosures and policies and procedures failures, and we expect that there will be a greater level of enforcement activity in this area in the future. The SEC has also proposed two ESG-related rules for investment advisors that address, among other things, enhanced ESG-related disclosure requirements. There is also generally a higher likelihood of regulatory focus on ESG matters under the current administration, including in the context of examinations by regulators and potential enforcement actions. This could increase the risk that we are perceived as, or accused of, greenwashing. Such perception or accusation could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new investors.
Outside of the U.S., the European Commission adopted an action plan on financing sustainable growth, as well as initiatives at the EU level, such as the EU Sustainable Finance Disclosure Regulation (“SFDR). See “— Financial regulatory changes in the United States could adversely affect our business” and “— Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.” Compliance with the SFDR and other ESG-related rules may subject us, our funds and our funds’ portfolio companies to increased restrictions, disclosure obligations and compliance and other associated costs, as well as potential reputational harm. In addition, under the requirements of SFDR and other ESG-related regulations to which we may become subject, we may be required to classify certain of our funds and their portfolio companies against certain criteria, some of which can be open to subjective interpretation. Our view on the appropriate classification may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. If regulators disagree with the procedures or standards we use, or new regulations or legislation require a methodology of measuring or disclosing ESG impact that is different from our current practice, it could have a material adverse effect on fundraising efforts and our reputation. The complexity and relative nascency of the global regulatory framework with respect to ESG matters increases the risk that any act or lack thereof with respect to ESG matters will be perceived negatively by a governmental authority or regulator.
We may also communicate certain initiatives, commitments and goals regarding environmental, diversity, and other ESG-related matters in our SEC filings or in other disclosures by us or our funds. These initiatives, commitments and goals could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may not be able to accomplish them within the timelines we announce or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives, commitments or goals based on cost, timing or other consideration. In addition, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our or our funds’ ESG-related policies, practices, initiatives, commitments and goals, and progress against those goals, which disclosure may be based on frameworks and standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. Further, as part of our ESG practices, we rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, we may be subject to enforcement action and our reputation could be adversely affected, particularly if in connection with such matters we were to be accused of “greenwashing”.

Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self- regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or ESG matters, which could negatively affect us, our funds or our funds’ portfolio companies and materially increase our regulatory burden. For example, in January and August 2022 the SEC proposed changes to Form PF, a confidential form relating to reporting by private funds and intended to be used by the Financial Stability Oversight Counsel (“FSOC”) for systemic risk oversight purposes. The proposal, which represents an expansion of existing reporting obligations, if adopted, would require private fund managers, including us, to report to the SEC within one business day the occurrence of certain fund-related and portfolio company events. Increased regulations and disclosure obligations generally increase our costs, and we could continue to experience higher costs if new laws or disclosure obligations require us to spend more time, hire additional personnel, or buy new technology to comply effectively.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business, which include, without limitation, protection and compensation of whistleblowers, credit risk retention rules for certain sponsors of asset-backed securities, strengthening the oversight and supervision of the OTC derivatives and securities markets, as well as creating the FSOC, an interagency body charged with identifying and monitoring systemic risk to financial markets. Under the Dodd-Frank Act, the FSOC can designate certain financial companies as nonbank financial companies subject to supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). If we were to be designated as such by the FSOC, or if any of our business activities were to be identified by the FSOC as warranting enhanced regulation or supervision by certain regulators, we could be subject to materially greater regulatory burden, which could adversely impact our compliance and other costs, the implementation of certain of our investment strategies and our profitability.
Under the Dodd-Frank Act, whistleblowers who voluntarily provide original information to the SEC can receive compensation and protection. The Dodd-Frank Act established a fund to be used to pay whistleblowers who will be entitled to receive a payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. According to a recent annual report to the U.S. Congress on the Dodd-Frank Whistleblower Program, whistleblower claims have increased significantly since the enactment of these provisions and in the 2022 fiscal year the SEC awarded approximately $229 million to 103 individuals. Addressing such claims could generate significant expenses and take up significant management time for us and our funds’ portfolio companies, even if such claims are frivolous or without merit.
The Dodd-Frank Act also authorized federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk taking by covered financial institutions. In 2016, the SEC re-proposed a rule, as part of a joint rulemaking effort with U.S. federal banking regulators, that would apply to “covered financial institutions,” including registered investment advisers and broker-dealers that have total consolidated assets of at least $1 billion, and would impose substantive and procedural requirements on incentive-based compensation arrangements. While this proposed rule was never adopted, the current administration has included re-proposal of this rule on its regulatory agenda. The possibility that efforts are revived to finalize the rule under the current administration, could limit our ability to recruit and retain senior managing directors and investment professionals.

Rule 206(4)-5 under the Advisers Act prohibits investment advisers from providing advisory services for compensation to a government plan investor for two years, subject to limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make political contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to comply with this rule. Any failure on our part to comply with the rule could expose us to significant penalties and reputational damage. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers. Additionally, the SEC’s amended rules for investment adviser marketing that went into effect in 2022 impose more prescriptive requirements and will impact the marketing of our funds, as well as placement agent arrangements globally. Compliance with the new rule may result in higher compliance and operational costs and less overall flexibility in our marketing.
The SEC has adopted “Regulation Best Interest,” which imposes a “best interest” standard of care for broker-dealers when recommending certain securities transactions to a customer. Regulation Best Interest requires such broker-dealers to evaluate available alternatives, including those that may have lower expenses and/or lower investment risk than our investment funds. The continued regulatory focus on Regulation Best Interest may negatively impact whether certain broker-dealers and their associated persons are willing to recommend investment products, including certain of our funds, to retail customers, which may adversely impact our ability to distribute our products to certain investors. In addition, the U.S. Department of Labor as well as several states have proposed regulations or taken other actions pertaining to conduct standards for investment advisers and broker-dealers that may result in additional requirements related to our business.
The potential for governmental policy and/or legislative changes and regulatory reform by the current administration may create regulatory uncertainty for our investment strategies, may make it more difficult to operate our business, and may adversely affect the profitability of our funds’ portfolio companies.
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
In addition, in recent years there have been a number of leadership changes at a number of U.S. federal regulatory agencies with oversight over the industry, which has led to increased regulatory enforcement activity and rulemaking impacting the financial services industry.
Given the breadth of initiatives by the current administration and at the SEC and certain other regulatory bodies, policy changes could impose additional costs on the companies in which we have invested or choose to invest in the future, require the attention of senior management or result in limitations on the manner in which the companies in which we have invested or choose to invest in the future conduct business. Such changes or reforms may include, without limitation:

•
There has been recurring consideration amongst regulators and intergovernmental institutions regarding the role of nonbank institutions in providing credit and, particularly, so-called “shadow banking,” a term generally taken to refer to financial intermediation involving entities and activities outside the regulated banking system. Federal regulatory bodies, such as the FSOC, and international organizations, such as the

Financial Stability Board, are assessing financial stability-related risks associated with, among other things, nonbank lending and certain types of open-end funds. At this time, it is unclear whether any rules or regulations related thereto will be proposed. If nonbank financial intermediation became subject to regulations or oversight standards similar to those applicable to traditional banks, certain of our business activities, including nonbank lending, would be adversely affected and the regulatory burden on us would materially increase, which could adversely impact the implementation of our investment strategy and our returns.

•
In the United States, the FSOC has the authority to designate nonbank financial companies as systemically important financial institutions (“SIFIs”). Currently, there are no nonbank financial companies with a nonbank SIFI designation. The FSOC has, however, designated certain nonbank financial companies as SIFIs in the past, and additional nonbank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. Under its most recent guidance regarding procedures for designating nonbank financial companies as SIFIs, the FSOC shifted from an “entity-based” approach to an “activities-based” approach whereby the FSOC will primarily focus on regulating activities that pose systemic risk to the financial stability of the United States, rather than designations of individual firms. Future reviews by the FSOC of nonbank financial companies for designation as SIFIs may focus on other types of products and activities, such as nonbank lending activities conducted by certain of our businesses. If any of our activities were identified by the FSOC as posing potential risks to U.S. financial stability, such activities could be subject to modified or enhanced regulation or supervision by U.S. regulators with jurisdiction over such activities, although no proposals have been made indicating how such measures would be applied to any such identified activities.

•
Under the FSOC’s most recent guidance, designation of an individual firm as a nonbank SIFI would only occur if, after engaging with the firm’s primary federal and state regulators, the FSOC determines that those regulators’ actions are inadequate to address the identified potential risk to U.S. financial stability. If we were designated as a nonbank SIFI, including as a result of our asset management or nonbank lending activities, we could become subject to direct supervision by the Federal Reserve Board, and could become subject to enhanced prudential, capital, supervisory and other requirements, such as risk-based capital requirements, leverage limits, liquidity requirements, resolution plan and credit exposure report requirements, concentration limits, a contingent capital requirement, enhanced public disclosures, short-term debt limits and overall risk management requirements. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager, although no proposals have been made indicating how such measures would be adapted for asset managers.

Trade negotiations and related government actions may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods.
Furthermore, the U.S. has implemented a number of economic sanctions programs and export controls that specifically target Chinese entities and nationals on national security grounds, including, for example, with respect to China’s response to political demonstrations in Hong Kong and China’s conduct concerning the treatment of Uyghurs and other ethnic minorities in its Xinjiang province. Moreover, the U.S. has implemented additional sanctions against entities participating in China’s military industrial complex and providing support to the country’s military, intelligence, and surveillance apparatuses. These sanctions impose certain restrictions on U.S. persons and entities buying or selling publicly-traded securities of these designated entities. The U.S. has also imposed new trade restrictions and license requirements on advanced computing semiconductor chips and additional restrictions on the exportation of semiconductor manufacturing items to China. These restrictions also add additional license requirements on items destined to certain semiconductor fabrication facilities in China. In return, China has imposed sanctions against certain U.S. nationals engaged in political activities relating to Hong Kong and has implemented countermeasures in response to sanctions imposed on Chinese individuals or entities by foreign governments, such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China. Further escalation of the “trade war” between the U.S. and China, the countries’ inability to reach further trade agreements, or the continued use of reciprocal sanctions by each country, may negatively impact opportunities for investment as well as the rate of global growth, particularly in China, which has and continues to exhibit signs of slowing growth. Such slowing growth could adversely affect the revenues and profitability of our funds’ portfolio companies.
There is uncertainty as to the actions that may be taken under the current administration with respect to U.S. trade policy, including with China. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the U.S.
Our provision of products and services to insurance companies, including through Blackstone Insurance Solutions, subjects us to a variety of risks and uncertainties.
We have increasingly undertaken initiatives to deliver to insurance companies customizable and diversified portfolios of Blackstone products across asset classes, as well as the option for partial or full management of insurance companies’ general account assets. This strategy has in recent years contributed to meaningful growth in our Assets under Management, including in Perpetual Capital Assets Under Management. BIS currently manages assets for Corebridge Financial Inc., Everlake Life Insurance Company, Fidelity & Guaranty Life Insurance Company, Resolution Life Group and certain of their respective affiliates pursuant to several investment management agreements. In addition, in July 2016, Blackstone and AXIS Capital co-sponsored the establishment of Harrington Reinsurance, a Bermuda property and casualty reinsurance company, and BIS currently manages all general account assets of Harrington Reinsurance. BIS also manages or sub-manages assets for certain insurance-dedicated funds and special purpose vehicles, and has developed, and expects to continue to develop, other capital-efficient products for insurance companies.
The continued success of BIS will depend in large part on further developing investment partnerships with insurance company clients and maintaining existing asset management arrangements, including those described above. If we fail to deliver high-quality, high- performing products that help our insurance company clients meet long-term policyholder obligations, BIS may not be successful in retaining existing investment partnerships, developing new investment partnerships or originating or selling capital-efficient assets or products and such failure may have a material adverse effect on BIS or on our business, results and financial condition.
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
Recently, insurance regulatory authorities and regulatory support organizations have increased scrutiny of alternative asset managers’ involvement in the insurance industry, including with respect to the ownership by such managers or their affiliated funds of, and the management of assets on behalf of, insurance companies. For example, insurance regulators have increasingly focused on the terms and structure of investment management agreements, including whether they are at arms’ length, establish control of the insurance company, grant the asset manager excessive authority or oversight over the investment strategy of the insurance company or provide for management fees that are not fair and reasonable. Regulators have also increasingly focused on the risk profile of certain investments held by insurance companies (including, without limitation, collateralized loan obligations and other structured credit assets), appropriateness of investment ratings and potential conflicts of interest, including affiliated investments, and potential misalignment of incentives and any potential risks from these and other aspects of an insurance company’s relationship with alternative asset managers that may impact the insurance company’s risk profile. This enhanced scrutiny may increase the risk of regulatory actions against us and could result in new or amended regulations that limit our ability, or make it more burdensome or costly, to enter into new investment management agreements with insurance companies and thereby grow our insurance strategy. Some of the arrangements we have or will develop with insurance companies involve complex U.S. and non-U.S. tax structures for which no clear precedent or authority may be available. Such structures may be subject to potential regulatory, legislative, judicial or administrative change or scrutiny and differing interpretations and any adverse regulatory, legislative, judicial or administrative changes, scrutiny or interpretations may result in substantial costs to insurance companies or BIS. In some cases we may agree to indemnify insurance companies for their losses resulting from any such adverse changes or interpretations.
Insurance company investment portfolios are often subject to internal and regulatory requirements governing the categories and ratings of investment products and assets they may acquire and hold. Many of the investment products we originate or develop for, or other assets or investments we include in, insurance company portfolios will be rated and a ratings downgrade or any other negative action by a rating agency with respect to such products, assets or investments could make them less attractive and limit our ability to offer such products to, or invest or deploy capital on behalf of, insurers. Furthermore, insurers are subject to a risk-based capital (“RBC”) requirement, which is a statutory minimum level of capital that an insurer must hold in proportion to its risk. Certain proposals or exposure drafts released by insurance regulatory authorities may result in changes to the RBC treatment and/or ratings process of certain assets or investments that are, or may be, held by our insurance company clients, which could potentially make such assets or investments less attractive to insurers and limit our ability to originate, or invest in, them on behalf insurers.
Any failure to properly manage or address the foregoing risks may have a material adverse effect on BIS or on our business, results and financial condition.
We rely on complex exemptions from statutes in conducting our asset management activities.
We regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the 1940 Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party claims and our business could be materially and adversely affected. For example, the “bad actor” disqualification provisions of Rule 506 of Regulation D under the Securities Act ban an issuer from offering or selling securities pursuant to the safe harbor rule in Rule 506 if the issuer or any other “covered person” is the subject of a criminal, regulatory or court order or other “disqualifying event” under the rule which has not been waived. The definition of “covered person” includes an issuer’s directors, general partners, managing members and executive officers; affiliates who are also issuing securities in the offering; beneficial owners of 20% or more of the issuer’s outstanding equity securities; and promoters and persons compensated for soliciting investors in the offering. Accordingly, our ability to rely on Rule 506 to offer or sell securities would be impaired if we or any “covered person” is the subject of a disqualifying event under the rule and we are unable to obtain a waiver. These regulations often serve to limit our activities and impose burdensome compliance requirements.
Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.
Similar to the United States, the jurisdictions outside the United States in which we operate, in particular Europe, have become subject to further regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives, rules and regulations that could adversely affect our business, including by imposing additional compliance and administrative burden and increasing the costs of doing business in such jurisdictions. Increasingly, the rules and regulations in the financial sector in Europe are becoming more prescriptive. Rules and regulations in other jurisdictions are often informed by key features of U.S. and European rules and regulations and, as a result, our businesses in all jurisdictions, including across Asia, may become subject to increased regulation in the future.
In Europe, the EU Alternative Investment Fund Managers Directive (“AIFMD”) came into effect in 2014 and established a regulatory regime for alternative investment fund managers, including private equity and hedge fund managers. AIFMD is applicable to our AIFMs in Luxembourg and Ireland and in certain other respects to affiliated non-EEA AIFMs in other jurisdictions to the extent that they market interests in alternative investment funds to EEA investors. We have had to comply with these and other requirements of the AIFMD in order to market certain of our investment funds to professional investors in the EEA. The U.K. has “on-shored” AIFMD and therefore similar requirements continue to apply to funds marketed to U.K. investors notwithstanding Brexit.
In November 2021, a legislative proposal (commonly referred to as “AIFMD II”) was made that may increase the cost and complexity of raising capital and restrict our ability to structure or market certain types of funds to EEA investors. Subject to the EU ordinary legislative process involving the European Parliament and European Council, the proposal is expected to result in amendments to the AIFMD, which is expected to have a two-year implementation period after the legislation comes into force, possibly in 2025. How the AIFMD II will affect us or our subsidiaries is unclear at this stage, but the regime may slow the pace of fundraising.
In addition, on August 2, 2021, Directive (EU) 2019/1160 (the “CBDF Directive”) and Regulation (EU) 2019/1156 (the “CBDF Regulation”) came into effect, which in part amended AIFMD. The CBDF Regulation introduces new standardized requirements for cross-border fund distribution in the EU, including as related to transparency and principles for calculating supervisory fees, new procedures for the de-notification of marketing (including restrictions on pre-marking successor funds), new content requirements for marketing communications and additional regulations with respect to investors who approach our funds seeking to invest on their own initiative. As the CBDF Regulation is implemented across various EU jurisdictions, our ability to raise capital from EEA investors may become more complex and costly.
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
Certain regulatory requirements and proposals in the EU and U.K. intended to enhance protection for retail investors and impose additional obligations on the distribution of certain products to retail investors may impose additional costs on our operations and limit our ability to access capital from retail investors in such jurisdictions. These include EU and U.K. rules requiring that retail investors in packaged retail investment and insurance products receive key information documents, and U.K rules enhancing duties related to distribution of financial products to retail investors.
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
European regulators are increasing their attention on “greenwashing” and rapidly developing and implementing regimes focused on ESG and sustainability within the financial services sector. In the EU, the key regimes include the EU Sustainable Finance Disclosure Regulation SFDR which currently imposes disclosure requirements on MiFID firms and AIFMs and will affect our EEA operations (including where non-EEA products are marketed to EEA investors). The EU regulation on the establishment of a framework to facilitate sustainable investment (“Taxonomy Regulation”) supplements SFDR’s disclosure requirements for certain entities and sets out a framework for classifying economic activities as “environmentally sustainable.” SFDR primarily impacts our

AIFMs by requiring certain disclosures in relation to sustainability risks and consideration of so-called "principal adverse impacts". The majority of the provisions of the SFDR have applied since March 10, 2021. In addition, beginning January 1, 2023, certain template pre-contractual and periodic disclosures must be provided in a uniform template. There is a risk of inadvertent classification of certain of our products, which could lead to claims by investors for mis-selling and/or regulatory enforcement action, which could result in fines or other regulatory sanctions and damage to our reputation. In addition, certain requirements (such as making public disclosures on our website concerning the ESG features of private funds) might conflict with certain of our other regulatory obligations, such as, for example, limitations on general solicitation applicable to many of our funds. As a consequence, we may be unable to, or make a reasoned decision not to, fully comply with some requirements of these new regimes. This too could lead to regulatory enforcement action with similar consequences. The U.K. is not implementing SFDR but has introduced mandatory disclosure requirements aligned with the Task Force on Climate-Related Finance Disclosures (“TCFD”). In addition, a second layer of U.K. regulation has been proposed that will implement additional disclosure requirements (known as “SDR”) and a new “U.K. Green Taxonomy,” which is conceptually similar to but distinct from SFDR and the Taxonomy Regulation, exacerbating the risks arising from mismatch between the EEA and U.K. initiatives. These regimes may impose substantial ESG data collection and disclosure obligations on us, which in turn may impose increased compliance burdens and costs for our funds' operations. It is not yet possible to fully assess how our business will be affected as much of the detail surrounding these initiatives is yet to be revealed.
Laws and regulations on foreign direct investment applicable to us and our funds’ portfolio companies, both within and outside the U.S., may make it more difficult for us to deploy capital in certain jurisdictions or to sell assets to certain buyers.
A number of jurisdictions, including the U.S., have restrictions on foreign direct investment pursuant to which their respective heads of state and/or regulatory bodies have the authority to block or impose conditions with respect to certain transactions, such as investments, acquisitions and divestitures, if such transaction threatens to impair national security. In addition, many jurisdictions restrict foreign investment in assets important to national security by taking steps including, but not limited to, placing limitations on foreign equity investment, implementing investment screening or approval mechanisms, and restricting the employment of foreigners as key personnel. These U.S. and foreign laws could limit our funds’ ability to invest in certain businesses or entities or impose burdensome notification requirements, operational restrictions or delays in pursuing and consummating transactions. For example, the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review transactions that could result in potential control of, or certain types of non-controlling investments in, a U.S. business or U.S. real estate by a foreign person. In recent years, legislation has expanded the scope of CFIUS’ jurisdiction to cover more types of transactions and empower CFIUS to scrutinize more closely investments in certain transactions. CFIUS may recommend that the President block, unwind or impose conditions or terms on such transactions, certain of which may adversely affect the ability of the fund to execute on its investment strategy with respect to such transaction as well as limit our flexibility in structuring or financing certain transactions. Additionally, CFIUS or any non-U.S. equivalents thereof may seek to impose limitations on one or more such investments that may prevent us from maintaining or pursuing investment opportunities that we otherwise would have maintained or pursued, which could make it more difficult for us to deploy capital in certain of our funds. In addition, certain senior administration officials have indicated that the current administration is formulating an approach to address outbound investments in sensitive technologies. There is public speculation that this formulation will involve an outbound investment screening mechanism, particularly relating to China and China-adjacent investments, which could further negatively impact our ability to deploy capital in such countries. Further, state regulatory agencies may impose restrictions on private funds’ investments in certain types of assets, which could affect our funds’ ability to find attractive and diversified investments and to complete such investments in a timely manner. For example, California adopted regulations that are scheduled to take effect in April 2024 and would subject certain potential investments in the healthcare sector that transfer a material amount of a healthcare portfolio company’s assets or governance to review by a state regulatory agency.

Our investments outside of the United States may also face delays, limitations, or restrictions as a result of notifications made under and/or compliance with these legal regimes and rapidly-changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for us to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in a portfolio company. As a result of such regimes, we may incur significant delays and costs, be altogether prohibited from making a particular investment or impede or restrict syndication or sale of certain assets to certain buyers, all of which could adversely affect the performance of our funds and in turn, materially reduce our revenues and cash flow. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our funds’ portfolio companies to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
Climate change, climate change-related regulation and sustainability concerns could adversely affect our businesses and the operations of our funds’ portfolio companies, and any actions we take or fail to take in response to such matters could damage our reputation.
We, our funds and our funds’ portfolio companies face risks associated with climate change including risks related to the impact of climate-and ESG-related legislation and regulation (both domestically and internationally), risks related to business trends related to climate change and technology (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us, our funds and our funds’ portfolio companies and materially increase the regulatory burden and cost of compliance. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain climate-related initiatives, commitments and goals in our SEC filings or in other disclosures, which subjects us to additional risks, including the risk of being accused of “greenwashing.”
Certain of our funds’ portfolio companies operate in sectors that could face transition risk if carbon-related regulations or taxes are implemented. For certain of our funds’ portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies, which could negatively impact the returns in our funds. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could also negatively impact portfolio company financial performance. Further, significant chronic or acute physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our funds’ portfolio companies and investments, especially our real asset investments and portfolio companies that rely on physical factories, plants or stores located in the affected areas, or that focus on tourism or recreational travel. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well.

In addition, our reputation may be harmed if certain stakeholders, such as our limited partners or stockholders, believe that we are not adequately or appropriately responding to climate change, including through the way in which we operate our business, the composition of our funds’ existing portfolios, the new investments made by our funds, or the decisions we make to continue to conduct or change our activities in response to climate change considerations. In addition, we face business trends related to climate change risks, such as, for example, the increased attention to ESG considerations by our fund investors, including in connection with their determination of whether to invest in our funds. See “— We are subject to increasing scrutiny from regulators, elected officials, stockholders, investors and other stakeholders with respect to environmental, social and governance matters, which may adversely impact our ability to raise capital from certain investors, constrain capital deployment opportunities for our funds and harm our brand and reputation.”
We are subject to substantial risk of litigation and regulatory proceedings and may face significant liabilities and damage to our professional reputation as a result of litigation allegations and negative publicity.
From time to time we, our funds and our funds’ portfolio companies have been and may be subject to litigation, including securities class action lawsuits by stockholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. Please see “Item 3. Legal Proceedings” for a discussion of a certain proceeding to which we are currently a party.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against the financial services industry in general have been increasing. The investment decisions we make in our asset management business and the activities of our investment professionals (including in connection with portfolio companies and investment advisory activities) may subject us, our funds and our funds’ portfolio companies to the risk of third party litigation or regulatory proceedings arising from investor dissatisfaction with the performance of those investment funds, alleged conflicts of interest, the suitability or manner of distribution of our products, including to retail investors, the activities of our funds’ portfolio companies and a variety of other claims.
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
Any private lawsuits or regulatory actions brought against us and resulting in a finding of substantial legal liability could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business. We depend to a large extent on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations of improper conduct by private litigants, regulators, or employees, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, our investment activities, our lines of business or distribution channels, our workplace environment, or the asset management industry in general, whether or not valid, may harm our reputation, which may be more damaging to our business than to other types of businesses. The pervasiveness of social media and the Internet, coupled with increased public focus on the externalities of business activities, could also lead to faster and wider dissemination of any adverse publicity or inaccurate information about us, making effective remediation more difficult and further magnifying the reputational risks associated with negative publicity.

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
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the Foreign Corrupt Practices Act (“FCPA”). In addition, the U.K. has also significantly expanded the reach of its anti-bribery laws. Local jurisdictions, such as Brazil, have also brought a greater focus to anti-bribery laws. While we have policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA, the U.K. anti-bribery laws or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial position or the market value of our common stock.
In addition, we may also be adversely affected if there is misconduct by personnel of our funds’ portfolio companies or by such companies’ service providers. For example, financial fraud or other deceptive practices at our funds’ portfolio companies, or failures by personnel at our funds’ portfolio companies to comply with anti-bribery, trade sanctions, anti-harassment, anti-discrimination or other legal and regulatory requirements, could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct and securities litigation, and could also cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of the investments by our funds in such portfolio companies. Losses to our funds and us could also result from misconduct or other actions by service providers, such as administrators, consultants or other advisors, if such service providers improperly use or disclose confidential information, misappropriate funds, or violate legal or regulatory obligations. In addition, we may face an increased risk of such misconduct to the extent our investment in non-U.S. markets, particularly emerging markets, increases.

Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay Performance Allocations previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow would decline because the value of our assets under management would decrease, which would result in a reduction in management fees, and our investment returns would decrease, resulting in a reduction in the Performance Revenues we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Furthermore, if, as a result of poor performance of later investments in a carry fund’s life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which Performance Allocations that were previously distributed to us exceed the amount to which the relevant general partner is ultimately entitled. Similarly, certain of our vehicles’ terms require an offset of Performance Revenues related to past performance, often referred to as a “recoupment of loss carryforward”. If recoupment of loss carryforward is triggered, including as a result of a meaningful decline in the vehicles’ revenues following a period of strong performance, such offset would serve to reduce the amount of future Performance Revenues to which we would be entitled in such vehicle. In the event that the offset is insufficient for the vehicle to fully recoup such loss carryforward, we may be required to make a cash payment after a certain period.
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
Our fund documents typically do not mandate specific allocations with respect to co-investments. The investment advisers of our funds may have an incentive to provide potential co-investment opportunities to certain investors in lieu of others and/or in lieu of an allocation to our funds, including, for example, as part of an investor’s overall strategic relationship with us, or if such allocations are expected to generate relatively greater fees or Performance Allocations to us than would arise if such co-investment opportunities were allocated otherwise. Co-investment arrangements may be structured through one or more of our investment vehicles, and in such circumstances co-investors will generally bear the costs and expenses thereof (which may lead to conflicts of interest regarding the allocation of costs and expenses between such co-investors and investors in our funds). The terms of any such existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment vehicles, and such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such co-investment vehicles. There can be no assurance that any conflicts of interest will be resolved in favor of any particular investment funds or investors (including any applicable co-investors).
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
The determination of fair value using these methodologies takes into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology or derive a different value than the other sponsor on the same investment. In addition, the valuations of our private investments may at times differ significantly from the valuations of publicly traded companies in similar sectors or with similar business models.

For example, valuations of our private investments do not have an observable market price and may take into account certain long-term financial projections, including those prepared by the management of a portfolio company or other investment. Such projections are based on significant judgments and assumptions at the time they are developed and may not be available to the public. Valuations of publicly traded companies, on the other hand, are based on the observable price in the reference market which are generally subject to a higher degree of market volatility. These differences might cause some investors and/or regulators to question our valuations. In addition, variation in the underlying assumptions, estimates, methodologies and/or judgments we use in the determination of the value of certain investments and financial instruments could potentially produce materially different results. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” for an overview of our fair value policy and the significant judgment required in the application thereof.
Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values lower than the values at which investments have been reflected in prior fund net asset values would result in reduced gains or losses for the applicable fund, a decline in certain asset management fees and the reduction in potential Performance Revenues. Changes in values of investments from quarter to quarter may result in volatility in our investment funds’ net asset value, our investment in, or fees from, those funds and the results of operations and cash flow that we report from period to period. Further, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which would in turn result in difficulty in raising additional funds or redemptions from funds where investors hold redemption rights.
If we were unable to consummate or successfully integrate additional development opportunities, acquisitions or joint ventures, we may not be able to implement our growth strategy successfully.
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
We use borrowings to finance our business operations as a public company. We have numerous outstanding notes with various maturity dates as well as a revolving credit facility that matures on June 3, 2027. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding our outstanding borrowings. As borrowings under the credit facility and our outstanding notes mature, we will be required to refinance or repay such borrowings. In order to do so, we may enter into a new facility or issue new notes, each of which could result in higher borrowing costs. We may also issue equity, which would dilute existing stockholders. Further, we may choose to repay such borrowings using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, each of which could reduce the amount of cash available to facilitate the growth and expansion of our businesses, make repurchase under our share repurchase program and pay dividends to our stockholders, operating expenses and other obligations as they arise. In order to obtain new borrowings, or to extend or refinance existing borrowings, we are dependent on the willingness and ability of financial institutions such as global banks to extend credit to us on favorable terms, and on our ability to access the debt and equity capital markets, which can be volatile. There is no guarantee that such financial institutions will continue to extend credit to us or that we will be able to access the capital markets to obtain new borrowings or refinance existing borrowings when they mature. In addition, the use of leverage to finance our business exposes us to the types of risk described in “— Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.”
Interest rates on our and our funds’ portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.
The London Interbank Offered Rate (“LIBOR”) and certain other floating rate benchmark indices, including, without limitation, the Euro Interbank Offered Rate, Tokyo Interbank Offered Rate, Hong Kong Interbank Offered Rate and Singapore Interbank Offered Rate (collectively, “IBORs”) have been the subject of national, international and regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. The FCA, which regulates LIBOR, has ceased publication of the one-week and two-month U.S. dollar LIBOR and is expected to cease publication of the remaining tenors in 2023. The FCA has also proposed potentially continuing to require the publishing of one-, three- and six-month LIBOR on a synthetic basis through the end of September 2024. Additionally, the Federal Reserve Board has advised banks to stop entering into new U.S. dollar LIBOR based contracts.
The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified the Secured Overnight Financing Rate (“SOFR”), an index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, there remains uncertainty regarding how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks progresses and there remains some uncertainty as to what methods of calculating a replacement benchmark will be established or adopted generally, or whether different industry bodies, such as the loan market and the derivatives market, will adopt the same methodologies. In addition, as part of the transition to a replacement benchmark, parties may seek to adjust the spreads relative to such benchmarks in underlying contractual arrangements. As a result, interest rates on our CLOs and other financial instruments tied to IBOR rates, including those where Blackstone or its funds are exposed as lender or borrower, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. For example, if lenders demand increases to credit spreads in order to migrate to alternative rates due to structural differences in the reference rates, this could increase our, our funds’ portfolio companies’ and/or our funds’ interest expense and cost of capital.
Further, any uncertainty regarding the continued use and reliability of any IBOR as a benchmark interest rate could adversely affect the value of our and our funds’ portfolio companies’ financial instruments tied to such rates. There is no guarantee that a transition from any IBOR to an alternative will not result in financial market disruptions or a significant increase in volatility in risk free benchmark rates or borrowing costs to borrowers. Although we have been proactively negotiating provisions in our funds’ portfolio companies’ and lending businesses’ recent debt agreements to provide additional flexibility to address the transition away from IBOR, there is no assurance that we will be able to adequately minimize the risk of disruption from the discontinuation of IBOR or other changes to benchmark indices.
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
In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those businesses’ investments. See “— High interest rates and challenging debt market conditions could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets on attractive terms, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income.”
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
Further, some matters covered by our diligence, such as ESG, are continuously evolving and we may not accurately or fully anticipate such evolution. For instance, our ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. For example, recent amendments under AIFMD require us to identify, measure, manage and monitor sustainability risks relevant to the funds managed by our EU AIFMs and take into account sustainability risks when performing investment due diligence. Such requirements may make our funds less attractive to investors, and any non-compliance with such requirements may subject us to regulatory action. In addition, when conducting due diligence on investments, including with respect to investments made by our funds of hedge funds in third party hedge funds, we rely on the resources available to us and information supplied by third parties, including information provided by the target of the investment (or, in the case of investments in a third party hedge fund, information provided by such hedge fund or its service providers). The information we receive from third parties may not be accurate or complete and therefore we may not have all the relevant facts and information necessary to properly assess and monitor our funds’ investment.
We and our affiliates from time to time are required to report specified dealings or transactions involving Iran or other sanctioned individuals or entities.
The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) requires companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions, including, by way of example, the Russian Federal Security Service, engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosures reproduced on Exhibit 99.1 of our Quarterly Reports as well as Exhibit 99.1 of this report, which disclosure is hereby incorporated by reference herein. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file with the SEC a notice when such activities have been disclosed in this report, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, and any failure to disclose any such activities as required could additionally result in fines or penalties.
Our asset management activities involve investments in relatively illiquid assets, and we may fail to realize any profits from these activities for a considerable period of time.
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
We make investments in companies that are based outside of the United States, which may expose us to additional risks not typically associated with investing in companies that are based in the United States.
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
•
certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of war, political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments, and

•	the possible imposition of non-U.S. taxes or withholding on income and gains recognized with respect to such securities.
In addition, investments in companies that are based outside of the United States may be negatively impacted by restrictions on international trade or the recent or potential further imposition of tariffs. See “— Trade negotiations and related government actions may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.”
There can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries or the returns from these assets.
We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.
In certain circumstances, at the end of the life of a carry fund (and earlier with respect to certain of our funds), we may be obligated to repay the amount by which Performance Allocations that were previously distributed to us exceed the amounts to which the relevant general partner is ultimately entitled on an after-tax basis. This includes situations in which the general partner receives in excess of the relevant Performance Allocations applicable to the fund as applied to the fund’s cumulative net profits over the life of the fund or, in some cases, the fund has not achieved investment returns that exceed the preferred return threshold. This obligation is known as a “clawback” obligation and is an obligation of any person who received such Performance Allocations, including us and other participants in our Performance Allocations plans. Although a portion of any dividends by us to our stockholders may include any Performance Allocations received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our stockholders return any portion of such dividends attributable to Performance Allocations associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, our board of directors may determine to decrease the amount of our dividends to our stockholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and performance of other funds are not netted for determining this contingent obligation.
Adverse economic conditions may increase the likelihood that one or more of our carry funds may be subject to clawback obligations. To the extent one or more clawback obligations were to occur for any one or more carry funds, we might not have available cash at the time such clawback obligation is triggered to repay the Performance Allocations and satisfy such obligation. If we were unable to repay such Performance Allocations, we would be in breach of the governing agreements with our investors and could be subject to liability. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of Performance Allocations (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such Performance Allocations plans may have to fund additional amounts (generally an additional 50-70% beyond our pro-rata share of such obligations) beyond what we actually received in Performance Allocations, although we retain the right to pursue any remedies that we have under such governing agreements against those Performance Allocations recipients who fail to fund their obligations.
Investors in a number of our vehicles, including our hedge funds and certain of our open-ended funds and perpetual capital vehicles, may withdraw their investments in these vehicles. In addition, the investment management agreements related to our separately managed accounts may permit the investor to withdraw capital or terminate our management of such account. Lastly, investors in certain of our other investment funds have the right to cause these investment funds to be dissolved. Any of these events would lead to a decrease in our revenues, which could be substantial.
We have a number of vehicles that permit investors in such vehicles to withdraw their investments and/or terminate our management of such capital, as applicable and in certain cases, subject to certain limitations. Investors in our hedge funds may generally redeem their investments on a periodic basis following, in certain cases, the expiration of a specified period of time when capital may not be withdrawn, subject to the applicable fund’s specific redemption provisions. In addition, in certain other open-ended and/or perpetual capital vehicles, including core+ real estate, certain real estate debt funds, BREIT and BCRED, investors may request redemptions or repurchases of their interests on a periodic basis, subject to certain limitations. In a declining market, our liquid or semi-liquid vehicles have and may continue to experience declines in value, and the pace of redemptions and consequent reduction in our assets under management could accelerate. Such declines in value may be both provoked and exacerbated by margin calls and forced selling of assets. Additional factors that could result in investors leaving our funds include changes in interest rates that make other investments more attractive, changes in or rebalancing due to investors’ asset allocation policy, changes in investor perception regarding our focus or alignment of interest, unhappiness with a fund’s performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key investment professionals, and performance and liquidity needs of fund investors. The decrease in revenues that would result from significant redemptions from our funds or other similar investment vehicles could have a material adverse effect on our business, revenues, net income and cash flows.
To the extent appropriate and permissible under a vehicle’s constituent documents, we have previously and may in the future limit redemptions or repurchases in such vehicle for a period of time. This may subject us to reputational harm, make such vehicles less attractive to investors in the future and negatively impact future subscriptions to such vehicles. This could have a material adverse effect on the cash flows of such vehicles, which may in turn negatively impact the revenues we derive from such vehicles. The decrease in revenues that would result from significant redemptions in our hedge funds or other open-ended or perpetual capital vehicles could have a material adverse effect on our business, revenues, net income and cash flows.

In addition, we currently manage a significant portion of investor assets through separately managed accounts whereby we earn management and/or incentive fees, and we intend to continue to seek additional separately managed account mandates. The investment management agreements we enter into in connection with managing separately managed accounts on behalf of certain clients may be terminated by such clients on as little as 30 days’ prior written notice. In addition, the boards of directors of the investment management companies we manage could terminate our advisory engagement of those companies, on as little as 30 days’ prior written notice. In the case of any such terminations, the management and incentive fees we earn in connection with managing such account or company would immediately cease, which could result in a significant adverse impact on our revenues.
The governing agreements of most of our investment funds (with the exception of certain of our funds of hedge funds, hedge funds, certain credit-focused and real estate debt funds, and other funds or separately managed accounts for the benefit of one or more specified investors) provide that, subject to certain conditions, third party investors in those funds have the right to remove the general partner of the fund or to accelerate the termination date of the investment fund without cause by a majority or supermajority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of Performance Revenues from those funds. Performance Revenues could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation or a recoupment of loss carry forward amounts. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then investors in certain funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases, a simple majority) vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor basis, or the fund’s investment period will automatically terminate and a specified percentage (including, in certain cases, a simple majority) vote of investors is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate, for any reason, the investment period by a vote of 75% of the investors in such fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.
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
Investments by our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, changes in interest rates and related increases in borrowing costs, fluctuations in the average occupancy and room rates for hotel properties, changes in demand for commercial office properties (including as a result of an increased prevalence of remote work), changes in the financial resources of tenants, defaults by borrowers or tenants, depressed travel activity, and the lack of availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy and supply shortages, natural disasters, climate change related risks (including climate- related transition risks and acute and chronic physical risks), acts of god, terrorist attacks, war and other events that are beyond our control, and various uninsured or uninsurable risks. Further, investments in real estate and real estate-related businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws, rent control and other regulations impacting our residential real estate investments and changes to tax laws and regulations, including real property and income tax rates and the taxation of business entities and the deductibility of corporate interest expense. For example, we have seen an increasing focus toward rent regulation as a means to address residential affordability caused by undersupply of housing in certain markets in the U.S. and Europe, which may contribute to adverse operating performance in certain parts of our residential real estate portfolio, including by moderating rent growth in certain geographies and markets. In addition, if our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.
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
Ownership of real assets in our funds or vehicles may increase our risk of direct and/or indirect liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations (including climate change initiatives) or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. Even in cases where we are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities. See “— Climate change, climate change- related regulation and sustainability concerns could adversely affect our businesses and the operations of our funds’ portfolio companies, and any actions we take or fail to take in response to such matters could damage our reputation.”
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
The power and energy sectors are the subject of substantial and complex laws, rules and regulation by various federal and state regulatory agencies. Failure to comply with applicable laws, rules and regulations could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results. In addition, the increased scrutiny placed by regulators, elected officials and certain investors with respect to the incorporation of ESG factors in the investment process and the impact of certain investments made by our energy funds has negatively impacted and is likely to continue to negatively impact our ability to exit certain of our traditional energy investments on favorable terms. The current administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. Executive orders signed by the President placed a temporary moratorium on new oil and gas leasing on public lands and offshore waters. Legislative efforts by the administration or the U.S. Congress to place additional limitations on coal and gas electric generation, mining and/or exploration could adversely affect our traditional energy investments. Conversely, certain investors have raised concerns as to whether the incorporation of ESG factors in the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize returns for investors, which may result in such investors calling into question certain non-traditional energy investments made by our energy funds.

In addition, the performance of the investments made by our credit and equity funds in the energy and natural resources markets are also subject to a high degree of market risk, as such investments are likely to be directly or indirectly substantially dependent upon prevailing prices of oil, natural gas and other commodities. Oil and natural gas prices are subject to wide fluctuation in response to factors beyond the control of us or our funds’ portfolio companies, including relatively minor changes in the supply and demand for oil and natural gas, market uncertainty, the level of consumer product demand, weather conditions, climate change initiatives, governmental regulation (including with respect to trade and economic sanctions), the price and availability of alternative fuels, political and economic conditions in oil producing countries, foreign supply of such commodities and overall domestic and foreign economic conditions. These factors make it difficult to predict future commodity price movements with any certainty.
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
Our investments in the life sciences industry may expose us to increased risks.
Investments by BXLS may expose us to increased risks. For example,

•
BXLS’s strategies include, among others, investments that are referred to as “corporate partnership” transactions. Corporate partnership transactions are risk-sharing collaborations with biopharmaceutical and medical device partners on drug and medical device development programs and investments in royalty streams of pre-commercial biopharmaceutical products. BXLS’s ability to source corporate partnership transactions has been, and will continue to be, in part dependent on the ability of special purpose development companies to identify, diligence, negotiate and in many cases, take the lead in executing the agreed development plans with respect to, a corporate partnership transaction. Moreover, as such special purpose development companies are jointly owned by us or our affiliates and unaffiliated life sciences investors, we (and our funds) are not the sole beneficiaries of such sourcing strategies and capabilities of such special purpose development companies. In addition, payments to BXLS under such corporate partnerships (which can include future royalty or other milestone-based payments) are often contingent upon the achievement of certain milestones, including approvals of the applicable product candidate and/or product sales thresholds, over which BXLS may not have the ability to exercise meaningful control.

•
Life sciences and healthcare companies are subject to extensive regulation by the U.S. Food and Drug Administration, similar foreign regulatory authorities and, to a lesser extent, other federal and state agencies. These companies are subject to the expense, delay and uncertainty of the product approval process, and there can be no guarantee that a particular product candidate will obtain regulatory approval. In addition, the current regulatory framework may change or additional regulations may arise at any stage during the product development phase of an investment, which may delay or prevent regulatory approval or impact applicable exclusivity periods. If a company in which our funds are invested is unable to obtain regulatory approval for a product candidate, or a product candidate in which our funds are invested does not obtain regulatory approval, in a timely fashion or at all, the value of our investment would be adversely impacted. In addition, in connection with certain corporate partnership transactions, our special purpose development companies will be contractually obligated to run clinical trials. Further, a clinical trial (including enrollment therein) or regulatory approval process for pharmaceuticals has and may in the future be delayed, otherwise hindered or abandoned as a result of epidemics (including COVID-19), which could have a negative impact on the ability of the investment to engage in trials or receive approvals, and thereby could adversely affect the performance of the investment. In the event such clinical trials do not comply with the complicated regulatory requirements applicable thereto, such special purpose development companies may be subject to regulatory actions.

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

•
The commercial success of products could be compromised if governmental or third party payers do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for such products. In both the U.S. and foreign markets, the successful sale of a life sciences company’s product depends on the ability to obtain and maintain adequate coverage and reimbursement from third party payers, including government healthcare programs and private insurance plans. Governments and third party payers continue to pursue aggressive initiatives to contain costs and manage drug utilization and are increasingly focused on the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates and narrower populations for whom the products in which BXLS invests will be reimbursed by payers. For example, in the U.S., Federal legislation has passed that modifies coverage, reimbursement and pricing policies for certain products. Although certain components of such legislation have yet to be implemented or defined by regulatory agencies, such legislation may result in the unavailability of adequate third party payer reimbursement to enable BXLS to realize an appropriate return on its investment.

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

•
Generally, the execution of third-party hedge funds’ investment strategies is subject to the sole discretion of the management company or the general partner of such funds. As a result, we do not have the ability to control the investment activities of such funds, including with respect to the selection of investment opportunities, any deviation from stated or expected investment strategy, the liquidation of positions and the use of leverage to finance the purchase of investments, each of which may impact our ability to generate a successful return on our investment in such underlying fund.

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

•
The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position.

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
Many of our funds depend on the services of prime brokers, custodians, counterparties, administrators and other agents to carry out certain securities and derivatives transactions. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight, although the Dodd-Frank Act and the European Market Infrastructure Regulation provide for regulation of the derivatives market. In particular, some of our funds utilize prime brokerage arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of these funds with these counterparties.
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

•	Any amendments of our certificate of incorporation that are not included in the specified set of amendments that the Series II Preferred Stockholder has the sole right to vote on
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
Other matters that are required to be submitted to a vote of the holders of our common stock generally require the approval of a majority of the voting power of our outstanding shares of common stock and Series I preferred stock, voting together as a single class, including certain sales, exchanges or other dispositions of all or substantially all of our assets, a merger, consolidation or other business combination, certain amendments to our certificate of incorporation and the designation of a successor Series II Preferred Stockholder. Holders of our Series I preferred stock, as such, will collectively be entitled to a number of votes equal to the aggregate number of Blackstone Holdings Partnership Units held by the limited partners of the Blackstone Holdings Partnerships on the relevant record date and will vote together with holders of our common stock as a single class. As of February 17, 2023, Blackstone Partners L.L.C., an entity owned by the senior managing directors of Blackstone and controlled by Mr. Schwarzman, owned the only share of Series I preferred stock outstanding, representing approximately 39.7% of the total combined voting power of the common stock and Series I preferred stock, taken together.
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
We are not required to file proxy statements or information statements under Section 14 of the Exchange Act except in circumstances where a vote of holders of our common stock is required under our certificate of incorporation or Delaware law, such as a merger, business combination or sale of all or substantially all of our assets. In addition, we will generally not be subject to the “say-on-pay” and “say-on-frequency” provisions of the Dodd-Frank Act. As a result, our common stockholders do not have an opportunity to provide a non-binding vote on the compensation of our named executive officers. Moreover, holders of our common stock are not able to bring matters before our annual meeting of stockholders or nominate directors at such meeting, nor are they generally able to submit stockholder proposals under Rule 14a-8 of the Exchange Act.

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
In addition, we have agreed to indemnify the Series II Preferred Stockholder and our former general partner and its controlling affiliates and any current or former officer or director of any of Blackstone or its subsidiaries, the Series II Preferred Stockholder or former general partner and certain other specified persons (collectively, the “Indemnitees”), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by any Indemnitee. We have agreed to provide this indemnification if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of Blackstone, and with respect to any alleged conduct resulting in a criminal proceeding against the Indemnitee, such person had no reasonable cause to believe that such person’s conduct was unlawful. We have also agreed to provide this indemnification for criminal proceedings.
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
As of December 31, 2022, we have $217.3 million of finite-lived intangible assets (in addition to $1.9 billion of goodwill), net of accumulated amortization. These finite-lived intangible assets are from the initial public offering (“IPO”) and subsequent business acquisitions. We are amortizing these finite-lived intangibles over their estimated useful lives, which range from three to twenty years, using the straight-line method, with a weighted-average remaining amortization period of 7.1 years as of December 31, 2022. We also record non-cash equity-based compensation from grants made in the ordinary course of business and in connection with other business acquisitions. The amortization of these finite-lived intangible assets and of this non-cash equity-based compensation will increase our expenses during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income. A substantial and sustained decline in our share price could result in an impairment of intangible assets or goodwill leading to a further reduction in net income or increase to net loss in the relevant period.

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
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of common stock in the future at a time and at a price that we deem appropriate. We had a total of 706,369,856 shares of common stock outstanding as of February 17, 2023. Subject to the lock-up restrictions described below, we may issue and sell in the future additional shares of common stock. Limited partners of Blackstone Holdings owned an aggregate of 444,056,162 Blackstone Holdings Partnership Units outstanding as of February 17, 2023. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than Blackstone Inc.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of Blackstone Inc. common stock on a one-for-one basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a share of common stock. The common stock we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of the Blackstone Holdings Partnerships that requires us to register these shares of common stock under the Securities Act and we have filed registration statements that cover the delivery of common stock issued upon exchange of Blackstone Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Registration Rights Agreement.” While the partnership agreements of the Blackstone Holdings Partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or Blackstone Inc. common stock they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.
As of February 17, 2023, we had granted 40,265,273 outstanding deferred restricted shares of common stock and 18,107,045 outstanding deferred restricted Blackstone Holdings Partnership Units to our non-senior managing director professionals and senior managing directors under the Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of shares of common stock and Blackstone Holdings Partnership Units (together, “Shares”) covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of Shares equal to the positive difference, if any, of (a) 15% of the aggregate number of Shares outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by Blackstone Inc. or its wholly owned subsidiaries) minus (b) the aggregate number of Shares covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of Shares covered by the plan by a lesser amount). An aggregate of 168,978,288 additional Shares were available for grant under our 2007 Equity Incentive Plan as of February 17, 2023. We have filed a registration statement and intend to file additional registration statements on Form S-8 under the Securities Act to register common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form S-8 registration statement will automatically become effective upon filing. Accordingly, common stock registered under such registration statement will be available for sale in the open market.
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
Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2022, we also leased offices in Cambridge, Dublin, Hong Kong, London, Los Angeles, Luxembourg, Miami, Mumbai, San Francisco, Shanghai, Singapore, Sydney, Tokyo and other cities around the world. We consider these facilities to be suitable and adequate for the management and operations of our business.

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
The number of holders of record of our common stock as of February 17, 2023 was 72. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. Blackstone Partners L.L.C. is the sole holder of the single share of Series I preferred stock outstanding and Blackstone Group Management L.L.C. is the sole holder of the single share of Series II preferred stock outstanding.
The following table sets forth the quarterly per share dividends earned for the periods indicated. Each quarter’s dividends are declared and paid in the following quarter.

	2022	2021
First Quarter	$1.32	$0.82
Second Quarter	1.27	0.70
Third Quarter	0.90	1.09
Fourth Quarter	0.91	1.45

	$4.40	$4.06

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
Because Blackstone Inc. is a holding company and has no material assets, other than its ownership of partnership units in Blackstone Holdings (held through wholly owned subsidiaries), intercompany loans receivable and deferred tax assets, we fund any dividends by Blackstone Inc. by causing Blackstone Holdings to make distributions to its partners, including Blackstone Inc. (through its wholly owned subsidiaries). If Blackstone Holdings makes such distributions, the limited partners of Blackstone Holdings will be entitled to receive equivalent distributions pro-rata based on their partnership interests in Blackstone Holdings. Blackstone Inc. then dividends its share of such distributions, net of taxes and amounts payable under the tax receivable agreements, to our stockholders on a pro-rata basis.
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements described in “—Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18. Related Party Transactions,” the amounts ultimately paid as dividends by Blackstone Inc. to common stockholders in respect of each fiscal year are generally expected to be less, on a per share or per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units. Following Blackstone’s conversion from a limited partnership to a corporation, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference between the per share dividend and per unit distribution amounts.
Dividends are treated as qualified dividends to the extent of Blackstone’s current and accumulated earnings and profits, with any excess dividends treated as a return of capital to the extent of the stockholder’s basis.
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
Share Repurchases in the Fourth Quarter of 2022
On December 7, 2021, Blackstone’s board of directors authorized the repurchase of up to $2.0 billion of common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. During the three months ended December 31, 2022, no shares of common stock were repurchased. As of December 31, 2022, the amount remaining available for repurchases under the program was $1.1 billion. See “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16. Earnings Per Share and Stockholders’ Equity — Share Repurchase Program” and “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Share Repurchase Program” for further information regarding this repurchase program.
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
This section of this Form 10-K generally discusses 2022 and 2021 items and year to year comparisons between 2022 and 2021. For the discussion of 2021 compared to 2020 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Blackstone’s Annual Report on Form 10-K for the year ended December 31, 2021, which specific discussion is incorporated herein by reference.

In this report, references to “Blackstone,” the “Company,” “we,” “us” or “our” refer to Blackstone Inc. and its consolidated subsidiaries.
Our Business
Blackstone is one of the world’s leading investment firms. Our business is organized into four segments: Real Estate, Private Equity, Credit & Insurance and Hedge Fund Solutions. For more information about our business segments, see “Part I. Item 1. Business — Business Segments.”
We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from capital markets services. We also invest in the vehicles we manage and we are entitled to a pro-rata share of the results of the vehicle (a “pro-rata allocation”). In addition to a pro-rata allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the investors (“Performance Allocations”). In carry funds, such allocations are commonly referred to as carried interest. In certain structures, we receive a contractual incentive fee from an investment vehicle in the event that specified cumulative investment returns are achieved (an “Incentive Fee,” and together with Performance Allocations, “Performance Revenues”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds are driven by value created by our operating and strategic initiatives as well as overall market conditions. Fair values are affected by changes in the fundamentals of our portfolio company and other investments, the industries in which they operate, the overall economy and other market conditions.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
In 2022, the market environment was one of the most challenging since the global financial crisis as central banks around the world pursued monetary policy tightening amid high, persistent inflation. In the U.S., annual inflation reached 9.1% in June 2022 but subsequently declined to 6.5% in December 2022. In Eurozone economies, inflation reached 10.6% in October 2022 before decreasing to 9.2% in December 2022. The U.S. Federal Reserve raised the federal funds target range seven times over the course of 2022, beginning the year at 0.0%-0.25% and reaching 4.25%-4.50% in December. In February 2023, the Federal Reserve further raised the federal funds target range to 4.50%-4.75% and reiterated its anticipation that ongoing increases would be appropriate in order to return to the U.S. Federal Reserve’s long term inflation target of 2%. Economists expect inflation to continue moderating from 2022 highs, but remain above the U.S. Federal Reserve’s long run target of 2% for a period of time.
Despite monetary policy tightening, economic growth, employment rates and consumer health indicators have demonstrated resilience. The Bureau of Economic Analysis’ advance estimate of U.S. real GDP growth indicated growth of 2.1% in 2022, down from 5.9% in 2021. The U.S. unemployment rate remained at the pre-pandemic level of 3.5% in December 2022, down from 3.9% in December 2021, indicating a robust labor market. Retail sales increased 9.2% year-over-year in 2022, driven in part by higher prices. In manufacturing, however, the Institute for Supply Management Purchasing Managers’ Index decreased to 48.4 in December 2022, down from 58.8 in December 2021, signaling a contraction in the U.S. manufacturing sector for the first time since May 2020. While the U.S. economy demonstrated relative strength, other major economies experienced less robust fundamentals. In China, there was 0% economic growth in the fourth quarter of 2022 and 3% for the year – the second lowest level since 1976. Most economists believe an economic recession in 2023 is highly probable in the U.K., but somewhat less probable in the Eurozone.

The S&P 500 declined 18% in 2022 with most sectors down for the year. The telecom sector experienced the largest decline, down 40%, while energy was the best performing sector, up 65%. The price of West Texas Intermediate crude oil increased 7% in 2022 to $80 per barrel, and remained at approximately that same level in February 2023. The Henry Hub Natural Gas spot price increased 20% to $4.48 during the year, but has subsequently fallen to $2.57 as of February 14, 2023.
Volatility increased materially as the CBOE Volatility Index rose 26% in 2022. Capital markets and transaction activity declined materially, with U.S. initial public offering volumes down 93% and U.S. announced merger and acquisition deal volumes down 43% compared to 2021.
The ten-year Treasury yield increased by 273 basis points to a fourteen-year high of 4.24% in October 2022 and ended the year lower at 3.87%. Since year end, the rate has risen slightly to 3.92% as of February 22, 2023. Meanwhile, short term rates remain on an upward trajectory as three-month LIBOR increased by 4.56% to 4.82% during 2022 and has since increased to 4.93% as of February 22, 2023.
In credit markets, the S&P leveraged loan index decreased by 0.6% and the Credit Suisse high yield bond index declined by 11% in 2022. High yield spreads widened by 144 basis points in 2022, while issuance decreased 77%.
While showing some recent signs of moderating in the U.S., inflation remains meaningfully elevated. In response, the Federal Reserve has indicated that it anticipates further interest rate increases will be appropriate in order to achieve inflation at the rate of two percent over the longer term. The economic consensus predicts multiple additional moderate interest rate increases in the remainder of 2023, with some economists predicting a first reduction by the end of 2023. The possibility of a period of economic slowdown or recession has contributed, and in the near term may continue to contribute, to market volatility.
Notable Transactions
On January 10, 2022, Blackstone issued $500 million aggregate principal amount of 2.550% senior notes due March 30, 2032 and $1 billion aggregate principal amount of 3.200% senior notes due January 30, 2052.
On June 1, 2022, Blackstone issued
€
500 million aggregate principal amount of 3.500% senior notes due June 1, 2034.
On June 3, 2022, Blackstone entered into an amended and restated $4.135 billion revolving credit facility. The amendment and restatement to the credit facility, among other things, increased the amount of available borrowings and extended the maturity date from November 24, 2025 to June 3, 2027.
On November 3, 2022, Blackstone issued $600 million aggregate principal amount of 5.900% senior notes due November 3, 2027 and a $900 million aggregate principal amount of 6.200% senior notes due April 22, 2033.
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
Distributable Earnings
Distributable Earnings is derived from Blackstone’s segment reported results. Distributable Earnings is used to assess performance and amounts available for dividends to Blackstone stockholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings is the sum of Segment Distributable Earnings plus Net Interest and Dividend Income (Loss) less Taxes and Related Payables. Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Distributable Earnings.

Net Interest and Dividend Income (Loss) is presented on a segment basis and is equal to Interest and Dividend Revenue less Interest Expense, adjusted for the impact of consolidation of Blackstone Funds, and interest expense associated with the Tax Receivable Agreement.
Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and including the Payable under the Tax Receivable Agreement. Further, the current tax provision utilized when calculating Taxes and Related Payables and Distributable Earnings reflects the benefit of deductions available to the company on certain expense items that are excluded from the underlying calculation of Segment Distributable Earnings and Total Segment Distributable Earnings, such as equity-based compensation charges and certain Transaction-Related Charges where there is a current tax provision or benefit. The economic assumptions and methodologies that impact the implied income tax provision are the same as those methodologies and assumptions used in calculating the current income tax provision for Blackstone’s Consolidated Statements of Operations under GAAP, excluding the impact of divestitures and accrued tax contingencies and refunds which are reflected when paid or received. Management believes that including the amount payable under the Tax Receivable Agreement and utilizing the current income tax provision adjusted as described above when calculating Distributable Earnings is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to stockholders.
Segment Distributable Earnings
Segment Distributable Earnings is Blackstone’s segment profitability measure used to make operating decisions and assess performance across Blackstone’s four segments. Blackstone believes it is useful to stockholders to review the measure that management uses in assessing segment performance. Segment Distributable Earnings represents the net realized earnings of Blackstone’s segments and is the sum of Fee Related Earnings and Net Realizations for each segment. Blackstone’s segments are presented on a basis that deconsolidates Blackstone Funds, eliminates non-controlling ownership interests in Blackstone’s consolidated operating partnerships, removes the amortization of intangible assets and removes Transaction-Related Charges. Transaction-Related Charges arise from corporate actions including acquisitions, divestitures and Blackstone’s initial public offering. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs and any gains or losses associated with these corporate actions. Segment Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Segment Distributable Earnings.
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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them as a result of a compensation program that commenced during the three months ended June 30, 2021. For the full year 2022, Fee Related Compensation was decreased by the total amount of additional Performance Compensation awarded for the year. During the year ended December 31, 2022, Realized Performance Compensation was increased by an aggregate of $77.0 million and Fee Related Compensation was decreased by a corresponding amount. In the year ended December 31, 2021, Realized Performance Compensation was increased by an aggregate of $19.7 million and Fee Related Compensation was decreased by a corresponding amount. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related

Earnings and had a neutral impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings in the years ended December 31, 2022 and December 31, 2021.
Fee Related Earnings
Fee Related Earnings is a performance measure used to assess Blackstone’s ability to generate profits from revenues that are measured and received on a recurring basis and not subject to future realization events. Blackstone believes Fee Related Earnings is useful to stockholders as it provides insight into the profitability of the portion of Blackstone’s business that is not dependent on realization activity. Fee Related Earnings equals management and advisory fees (net of management fee reductions and offsets) plus Fee Related Performance Revenues, less (a) Fee Related Compensation on a segment basis, and (b) Other Operating Expenses. Fee Related Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “— Non-GAAP Financial Measures” for our reconciliation of Fee Related Earnings.
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
Net Accrued Performance Revenues
Net Accrued Performance Revenues is a non-GAAP financial measure Blackstone believes is useful to stockholders as an indicator of potential future realized performance revenues based on the current investment portfolio of the funds and vehicles we manage. Net Accrued Performance Revenues represents the accrued performance revenues receivable by Blackstone, net of the related accrued performance compensation payable by Blackstone, excluding performance revenues that have been realized but not yet distributed as of the reporting date and clawback amounts, if any. Net Accrued Performance Revenues is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Investments. See “— Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues and Note 2 “Summary of Significant Accounting Policies — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 8.

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
Total and Fee-Earning Assets Under Management
Total Assets Under Management refers to the assets we manage. We believe this measure is useful to stockholders as it represents the total capital for which we provide investment management services. Our Total Assets Under Management equals the sum of:

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
Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Real Estate, Credit & Insurance and Hedge Fund Solutions segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually, quarterly or monthly), typically with 2 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. In our Perpetual Capital vehicles where redemption rights exist, Blackstone has the ability to fulfill redemption requests only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, or (b) to the extent there is sufficient new capital. Investment advisory agreements related to certain separately managed accounts in our Credit & Insurance and Hedge Fund Solutions segments, excluding our BIS separately managed accounts, may generally be terminated by an investor on 30 to 90 days’ notice. Our BIS separately managed accounts can generally only be terminated for long-term underperformance, cause and certain other limited circumstances, in each case subject to Blackstone's right to cure.

Fee-Earning Assets Under Management refers to the assets we manage on which we derive management fees and/or performance revenues. We believe this measure is useful to stockholders as it provides insight into the capital base upon which we can earn management fees and/or performance revenues. Our Fee-Earning Assets Under Management equals the sum of:

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
Perpetual Capital
Perpetual Capital refers to the component of assets under management with an indefinite term, that is not in liquidation, and for which there is no requirement to return capital to investors through redemption requests in the ordinary course of business, except where funded by new capital inflows. Perpetual Capital includes co-investment capital with an investor right to convert into Perpetual Capital. We believe this measure is useful to stockholders as it represents capital we manage that has a longer duration and the ability to generate recurring revenues in a different manner than traditional fund structures.
Dry Powder
Dry Powder represents the amount of capital available for investment or reinvestment, including general partner and employee capital, and is an indicator of the capital we have available for future investments. We believe this measure is useful to stockholders as it provides insight into the extent to which capital is available for Blackstone to deploy capital into investment opportunities as they arise.
Invested Performance Eligible Assets Under Management
Invested Performance Eligible Assets Under Management represents invested capital at fair value, including capital closed for funds whose investment period has not yet commenced, on which performance revenues could be earned if certain hurdles are met. We believe Invested Performance Eligible Assets Under Management is useful to stockholders as it provides insight into the capital deployed that has the potential to generate performance revenues.
Recent Tax Developments
Recent and future changes to tax laws and regulations may create uncertainty for our business and investment strategies and could have an adverse impact on us. For example, the recently enacted Inflation Reduction Act imposes, among other things, a minimum “book” tax on certain large corporations and creates a new excise tax on net stock repurchases made by certain publicly traded corporations after December 31, 2022. While the application of this new law is uncertain and we continue to evaluate its potential impact, these changes could materially change the amount and/or timing of tax Blackstone Inc. may be required to pay. For further discussion of potential consequences of changes in tax regulations, please see “— Item 1A. Risk Factors – Risks Related to Our Business – Changes in U.S. and foreign taxation of businesses and other tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect us, including by adversely impacting our effective tax rate and tax liability.”
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds, eliminates non-controlling ownership interests in Blackstone’s consolidated operating partnerships and removes the amortization of intangibles assets and Transaction-Related Charges) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$6,303,315	$5,170,707	$4,092,549	$1,132,608	22%	$1,078,158	26%

Incentive Fees	525,127	253,991	138,661	271,136	107%	115,330	83%

Investment Income (Loss)
Performance Allocations
Realized	5,381,640	5,653,452	2,106,000	(271,812)	-5%	3,547,452	168%
Unrealized	(3,435,056)	8,675,246	(384,393)	(12,110,302)	n/m	9,059,639	n/m
Principal Investments
Realized	850,327	1,003,822	391,628	(153,495)	-15%	612,194	156%
Unrealized	(1,563,849)	1,456,201	(114,607)	(3,020,050)	n/m	1,570,808	n/m

Total Investment Income	1,233,062	16,788,721	1,998,628	(15,555,659)	-93%	14,790,093	740%

Interest and Dividend Revenue	271,612	160,643	125,231	110,969	69%	35,412	28%
Other	184,557	203,086	(253,142)	(18,529)	-9%	456,228	n/m

Total Revenues	8,517,673	22,577,148	6,101,927	(14,059,475)	-62%	16,475,221	270%

Expenses
Compensation and Benefits
Compensation	2,569,780	2,161,973	1,855,619	407,807	19%	306,354	17%
Incentive Fee Compensation	207,998	98,112	44,425	109,886	112%	53,687	121%
Performance Allocations Compensation
Realized	2,225,264	2,311,993	843,230	(86,729)	-4%	1,468,763	174%
Unrealized	(1,470,588)	3,778,048	(154,516)	(5,248,636)	n/m	3,932,564	n/m

Total Compensation and Benefits	3,532,454	8,350,126	2,588,758	(4,817,672)	-58%	5,761,368	223%
General, Administrative and Other	1,092,671	917,847	711,782	174,824	19%	206,065	29%
Interest Expense	317,225	198,268	166,162	118,957	60%	32,106	19%
Fund Expenses	30,675	10,376	12,864	20,299	196%	(2,488)	-19%

Total Expenses	4,973,025	9,476,617	3,479,566	(4,503,592)	-48%	5,997,051	172%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	22,283	(2,759)	(35,383)	25,042	n/m	32,624	-92%
Net Gains from Fund Investment Activities	(105,142)	461,624	30,542	(566,766)	n/m	431,082	n/m

Total Other Income (Loss)	(82,859)	458,865	(4,841)	(541,724)	n/m	463,706	n/m

Income Before Provision for Taxes	3,461,789	13,559,396	2,617,520	(10,097,607)	-74%	10,941,876	418%
Provision for Taxes	472,880	1,184,401	356,014	(711,521)	-60%	828,387	233%

Net Income	2,988,909	12,374,995	2,261,506	(9,386,086)	-76%	10,113,489	447%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(142,890)	5,740	(13,898)	(148,630)	n/m	19,638	n/m
Net Income Attributable to Non- Controlling Interests in Consolidated Entities	107,766	1,625,306	217,117	(1,517,540)	-93%	1,408,189	649%
Net Income Attributable to Non- Controlling Interests in Blackstone Holdings	1,276,402	4,886,552	1,012,924	(3,610,150)	-74%	3,873,628	382%

Net Income Attributable to Blackstone Inc.	$1,747,631	$5,857,397	$1,045,363	$(4,109,766)	-70%	$4,812,034	460%

n/m Not meaningful.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Revenues
Revenues were $8.5 billion for the year ended December 31, 2022, a decrease of $14.1 billion, or 62%, compared to $22.6 billion for the year ended December 31, 2021. The decrease in Revenues was primarily attributable to a decrease of $15.6 billion in Investment Income (Loss), which is composed of decreases of $15.1 billion in Unrealized Investment Income (Loss) and $425.3 million in Realized Investment Income (Loss).
The $15.1 billion decrease in Unrealized Investment Income (Loss) was primarily attributable to net unrealized depreciation of investments in the year ended December 31, 2022 compared to net unrealized appreciation of investment holdings in the year ended December 31, 2021 in the segments. Principal drivers of the decrease were:

•
A decrease of $6.7 billion in our Real Estate segment, primarily attributable to lower net unrealized appreciation of investments in BREP and Core+ during the year ended December 31, 2022 compared to the year ended December 31, 2021. BREP and Core+ carrying value increased 7.1% and 10.3%, respectively, in the year ended December 31, 2022 compared to increases of 43.8% and 25.0%, respectively, in the year ended December 31, 2021.

•
A decrease of $5.6 billion in our Private Equity segment, primarily attributable to net unrealized depreciation of investments in corporate private equity and lower net unrealized appreciation in Strategic Partners in the year ended December 31, 2022 compared to net unrealized appreciation of investments in the year ended December 31, 2021. Corporate private equity and Strategic Partners carrying value decreased 0.6% and increased 8.5%, respectively, in the year ended December 31, 2022 compared to increases of 42.2% and 61.2%, respectively, in the year ended December 31, 2021.

•
A decrease of $1.3 billion in our Credit & Insurance segment, primarily attributable to an unrealized loss on the ownership of Corebridge common stock based on the publicly traded price as of December 31, 2022.

The $425.3 million decrease in Realized Investment Income (Loss) was primarily attributable to lower realized gains in our Private Equity segment, offset by higher realized gains in our Real Estate segment.
The $1.1 billion increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Credit & Insurance segments of $570.8 million and $455.8 million, respectively. The increase in our Real Estate segment was primarily due to Fee-Earning Assets Under Management growth in Core+ real estate. The increase in our Credit & Insurance segment was primarily due to an increase in inflows in BCRED.
Expenses
Expenses were $5.0 billion for the year ended December 31, 2022, a decrease of $4.5 billion, compared to $9.5 billion for the year ended December 31, 2021. The decrease was primarily attributable to a decrease of $4.8 billion in Total Compensation and Benefits, composed of a decrease of $5.3 billion in Performance Allocations Compensation and an increase of $407.8 million in Compensation. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income (Loss) – Performance Allocations, on which a portion of Performance Allocations Compensation is based.
Other Income (Loss)
Other Income (Loss) was $(82.9) million for the year ended December 31, 2022, a decrease of $541.7 million, compared to $458.9 million for the year ended December 31, 2021. The decrease in Other Income (Loss) was due to a decrease of $566.8 million in Net Gains (Losses) from Fund Investment Activities, partially offset by an increase of $25.0 million in Change in Tax Receivable Agreement Liability.

The decrease in Net Gains (Losses) from Fund Investment Activities was principally driven by decreases of $265.4 million, $159.8 million and $111.2 million in our Private Equity, Real Estate and Hedge Fund Solutions segments, respectively. The decrease in our Private Equity segment was primarily due to unrealized depreciation and lower realized gains of investments in our consolidated private equity funds. The decreases in our Real Estate and Hedge Fund Solutions segments were primarily due to unrealized depreciation of investments in our consolidated real estate and hedge fund solutions funds.
The increase in Change in Tax Receivable Agreement Liability was primarily attributable to a change in our state tax apportionment.
Provision (Benefit) for Taxes
Blackstone’s Provision for Taxes for the year ended December 31, 2022 was $472.9 million, a decrease of $711.5 million, compared to $1.2 billion for the year ended December 31, 2021. This resulted in an effective tax rate of 13.7% and 8.7% based on our Income Before Provision for Taxes of $3.5 billion and $13.6 billion for the years ended December 31, 2022 and 2021, respectively.
The increase in Blackstone’s effective tax rate for the year ended December 31, 2022, compared to the year ended December 31, 2021, resulted primarily from recent increases in Blackstone’s state tax provisions for the jurisdictions in which it operates and larger benefits recorded in December 31, 2021 for valuation allowance releases.
During the year ended December 31, 2022, Blackstone recorded an out-of-period adjustment to revise the book investment basis used to calculate deferred tax assets and the deferred tax provision. The cumulative impact of the correction related to prior years resulted in a decrease in the Provision for Taxes and a corresponding increase to Deferred Tax Assets for the year ended December 31, 2022.
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
For the years ended December 31, 2022 and 2021, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 39.7% and 41.3%, respectively. The decrease of 1.6% was primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.

Operating Metrics
Total and Fee-Earning Assets Under Management
The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2022, 2021 and 2020. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Total and Fee-Earning Assets Under Management.”

Assets Under Management
(Dollars in Billions)
Fee-Earning
Total
$469.4
$149.1
$129.5
$116.6
$74.1
$650.0
$221.5
$156.6
$197.9
$74.0
$718.4
$282.0
$167.1
$198.2
$71.2
$618.6
$187.2
$197.5
$154.4
$79.4
$880.9
$279.5
$261.5
$258.6
$81.3
$974.7
$326.1
$288.9
$279.9
$79.7
2020
2021
2022
2020
2021
2022
Real Estate
Private Equity
Credit & Insurance
Hedge Fund Solutions

Note: Totals may not add due to rounding.

	Year Ended December 31,
	2022					2021
	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$221,476,699	$156,556,959	$197,900,832	$74,034,568	$649,969,058	$149,121,461	$129,539,630	$116,645,413	$74,126,610	$469,433,114
Inflows (a)	98,569,361	20,408,720	43,116,181	10,175,526	172,269,788	73,051,751	37,527,024	103,311,869	10,656,310	224,546,954
Outflows (b)	(20,168,572)	(3,799,650)	(22,426,317)	(11,698,834)	(58,093,373)	(3,092,934)	(3,693,890)	(11,948,060)	(14,704,010)	(33,438,894)

Net Inflows (Outflows)	78,400,789	16,609,070	20,689,864	(1,523,308)	114,176,415	69,958,817	33,833,134	91,363,809	(4,047,700)	191,108,060
Realizations (c)	(22,661,825)	(9,111,472)	(8,644,654)	(1,988,241)	(42,406,192)	(14,210,387)	(13,187,981)	(12,775,234)	(1,569,057)	(41,742,659)
Market Activity (d)(g)	4,751,490	3,028,295	(11,783,111)	650,933	(3,352,393)	16,606,808	6,372,176	2,666,844	5,524,715	31,170,543

Balance, End of Period (e)	$281,967,153	$167,082,852	$198,162,931	$71,173,952	$718,386,888	$221,476,699	$156,556,959	$197,900,832	$74,034,568	$649,969,058

Increase (Decrease)	$60,490,454	$10,525,893	$262,099	$(2,860,616)	$68,417,830	$72,355,238	$27,017,329	$81,255,419	$(92,042)	$180,535,944
Increase (Decrease)	27%	7%	—	-4%	11%	49%	21%	70%	—	38%
Annualized Base Management Fee Rate (f)	0.97%	1.10%	0.62%	0.77%	0.88%	1.09%	1.10%	0.55%	0.86%	0.92%

	Year Ended December 31,
	2020
	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$128,214,137	$97,773,964	$106,450,747	$75,636,004	$408,074,852
Inflows (a)	28,071,474	45,359,946	26,035,009	9,712,930	109,179,359
Outflows (b)	(3,517,881)	(5,956,364)	(9,417,126)	(12,538,753)	(31,430,124)

Net Inflows (Outflows)	24,553,593	39,403,582	16,617,883	(2,825,823)	77,749,235
Realizations (c)	(9,007,492)	(7,290,931)	(5,506,288)	(1,346,147)	(23,150,858)
Market Activity (d)(g)	5,361,223	(346,985)	(916,929)	2,662,576	6,759,885

Balance, End of Period (e)	$149,121,461	$129,539,630	$116,645,413	$74,126,610	$469,433,114

Increase (Decrease)	$20,907,324	$31,765,666	$10,194,666	$(1,509,394)	$61,358,262
Increase (Decrease)	16%	32%	10%	-2%	15%
Annualized Base Management Fee Rate (f)	1.14%	1.00%	0.57%	0.81%	0.91%

	Year Ended December 31,
	2022					2021
	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$279,474,105	$261,471,007	$258,622,467	$81,334,141	$880,901,720	$187,191,247	$197,549,222	$154,393,590	$79,422,869	$618,556,928
Inflows (a)	90,199,877	52,706,725	72,038,472	11,094,365	226,039,439	75,257,777	53,858,227	129,433,685	11,921,965	270,471,654
Outflows (b)	(13,577,103)	(3,989,728)	(22,995,061)	(11,499,687)	(52,061,579)	(5,145,881)	(2,969,032)	(13,411,898)	(14,562,917)	(36,089,728)

Net Inflows (Outflows)	76,622,774	48,716,997	49,043,411	(405,322)	173,977,860	70,111,896	50,889,195	116,021,787	(2,640,952)	234,381,926
Realizations (c)	(37,061,836)	(24,235,386)	(18,352,741)	(2,117,677)	(81,767,640)	(19,490,016)	(36,616,307)	(19,475,414)	(1,627,766)	(77,209,503)
Market Activity (d)(h)	7,111,861	2,949,524	(9,405,107)	904,859	1,561,137	41,660,978	49,648,897	7,682,504	6,179,990	105,172,369

Balance, End of Period (e)	$326,146,904	$288,902,142	$279,908,030	$79,716,001	$974,673,077	$279,474,105	$261,471,007	$258,622,467	$81,334,141	$880,901,720

Increase (Decrease)	$46,672,799	$27,431,135	$21,285,563	$(1,618,140)	$93,771,357	$92,282,858	$63,921,785	$104,228,877	$1,911,272	$262,344,792
Increase (Decrease)	17%	10%	8%	-2%	11%	49%	32%	68%	2%	42%

	Year Ended December 31,
	2020
	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$163,156,064	$182,886,109	$144,342,178	$80,738,112	$571,122,463
Inflows (a)	33,426,600	23,030,463	28,141,077	10,415,356	95,013,496
Outflows (b)	(3,836,842)	(2,707,863)	(9,380,391)	(13,353,437)	(29,278,533)

Net Inflows (Outflows)	29,589,758	20,322,600	18,760,686	(2,938,081)	65,734,963
Realizations (c)	(16,256,579)	(17,304,777)	(7,670,738)	(1,392,894)	(42,624,988)
Market Activity (d)(h)	10,702,004	11,645,290	(1,038,536)	3,015,732	24,324,490

Balance, End of Period (e)	$187,191,247	$197,549,222	$154,393,590	$79,422,869	$618,556,928

Increase (Decrease)	$24,035,183	$14,663,113	$10,051,412	$(1,315,243)	$47,434,465
Increase (Decrease)	15%	8%	7%	-2%	8%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period.

(g)
For the year ended December 31, 2022, the impact to Fee-Earning Assets Under Management from foreign exchange rate fluctuations was $(3.5) billion, $(123.5) million, $(1.7) billion, $(573.2) million, and $(5.9) billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the year ended December 31, 2021, the impact to Fee-Earning Assets Under Management from foreign exchange rate fluctuations was $(2.1) billion, $(1.1) billion and $(3.2) billion for the Real Estate, Credit & Insurance and Total segments, respectively. For the year ended December 31, 2020, such impact was $2.4 billion, $1.0 billion and $3.5 billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the year ended December 31, 2022, the impact to Total Assets Under Management from foreign exchange rate fluctuations was $(6.6) billion, $(1.5) billion, $(2.1) billion, $(571.4) million, and $(10.8) billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the year ended December 31, 2021, the impact to Total Assets Under Management from foreign exchange rate fluctuations was $(3.2) billion, $(1.2) billion, $(1.2) billion and $(5.6) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively. For the year ended December 31, 2020, such impact was $4.2 billion, $642.6 million, $1.2 billion and $6.1 billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

Fee-Earning Assets Under Management
Fee-Earning Assets Under Management were $718.4 billion at December 31, 2022, an increase of $68.4 billion, or 11%, compared to $650.0 billion at December 31, 2021. The net increase was due to:

•
In our Real Estate segment, an increase of $60.5 billion from $221.5 billion at December 31, 2021 to $282.0 billion at December 31, 2022. The net increase was due to inflows of $98.6 billion and market appreciation of $4.8 billion, offset by realizations of $22.7 billion and outflows of $20.2 billion.

o
Inflows were driven by $38.7 billion from BREP and co-investment, primarily due to the commencement of the BREP X and BREP Asia III investment periods, $27.7 billion from BREIT, $17.8 billion from BREDS, primarily due to allocations of insurance capital and BREDS IV and $13.3 billion from BPP and co-investment.

o
Market appreciation was driven by appreciation of $9.6 billion from Core+ real estate (which reflected $2.8 billion of foreign exchange depreciation), partially offset by investment depreciation of $4.8 billion from BREDS insurance vehicles and foreign exchange depreciation of $639.2 million from BREP and co-investment.

o	Realizations were driven by $7.7 billion from BREIT, $7.4 billion from BREDS, $3.9 billion from BREP and co-investment and $3.6 billion from BPP and co-investment.

o
Outflows were driven by $10.6 billion from BREIT repurchases, $7.1 billion from BREP and co-investment from uninvested reserves at the end of BREP IX’s and BREP Asia II’s investment periods and $2.1 billion from BPP and co-investment.

•
In our Private Equity segment, an increase of $10.5 billion from $156.6 billion at December 31, 2021 to $167.1 billion at December 31, 2022. The net increase was due to inflows of $20.4 billion and market appreciation of $3.0 billion, offset by realizations of $9.1 billion and outflows of $3.8 billion.

o	Inflows were driven by $9.0 billion from Strategic Partners, $6.0 billion from BIP, $2.9 billion from Tactical Opportunities and $1.5 billion from corporate private equity.
o	Market appreciation was driven by $2.9 billion from BIP.
o	Realizations were driven by $3.4 billion from Strategic Partners, $2.6 billion from Tactical Opportunities and $2.3 billion from corporate private equity.
o
Outflows were driven by $2.3 billion in BIP resulting from the change in the calculation of management fees to exclude unfunded commitments, $469.3 million in Tactical Opportunities, $381.4 million in multi-asset products and $369.8 million from corporate private equity.

•
In our Credit & Insurance segment, an increase of $262.1 million from $197.9 billion at December 31, 2021 to $198.2 billion at December 31, 2022. The net increase was due to inflows of $43.1 billion, offset by outflows of $22.4 billion, market depreciation of $11.8 billion and realizations of $8.6 billion.

o	Inflows were driven by $19.4 billion from direct lending, $7.4 billion from CLOs, $5.6 billion from asset-based finance and $4.0 billion from liquid credit strategies.
o	Outflows were driven by $11.3 billion from liquid credit strategies, $3.5 billion from direct lending, $3.2 billion from MLP strategies, and $3.0 billion from BIS.
o
Market depreciation was driven by depreciation of $8.3 billion from liquid credit strategies and $3.1 billion from private placement credit, which included $1.7 billion of foreign exchange depreciation across the segment.

o	Realizations were driven by $3.1 billion from direct lending and $2.1 billion from CLOs.

•
In our Hedge Fund Solutions segment, a decrease of $2.9 billion from $74.0 billion at December 31, 2021 to $71.2 billion at December 31, 2022. The net decrease was due to outflows of $11.7 billion and realizations of $2.0 billion, offset by inflows of $10.2 billion and market appreciation of $650.9 million.

o	Outflows were driven by $5.0 billion from customized solutions, $3.6 billion from liquid and specialized solutions and $3.1 billion from commingled products.
o	Realizations were driven by $1.9 billion from liquid and specialized solutions.
o	Inflows were driven by $7.9 billion from liquid and specialized solutions and $1.9 billion from customized solutions.
o
Market appreciation was driven by $1.2 billion from customized solutions, partially offset by decreases of $308.3 million from liquid and specialized solutions and $223.1 million from commingled products.

Total Assets Under Management
Total Assets Under Management were $974.7 billion at December 31, 2022, an increase of $93.8 billion, or 11%, compared to $880.9 billion at December 31, 2021. The net increase was due to:

•
In our Real Estate segment, an increase of $46.7 billion from $279.5 billion at December 31, 2021 to $326.1 billion at December 31, 2022. The net increase was due to inflows of $90.2 billion and market appreciation of $7.1 billion, offset by realizations of $37.1 billion and outflows of $13.6 billion.

o
Inflows were driven by $34.0 billion from BREP, primarily from BREP X and BREP Asia III, $27.7 billion from BREIT, $14.5 billion from BREDS, primarily due to allocations of insurance capital and BREDS V, and $12.9 billion from BPP and co-investment.

o
Market appreciation was driven by $9.7 billion from Core+ real estate and $3.5 billion from BREP and co-investment, partially offset by a decrease of $4.8 billion in BREDS insurance vehicles, all of which included $6.6 billion of foreign exchange depreciation across the segment.

o	Realizations were driven by $22.3 billion from BREP and co-investment, $7.7 billion from BREIT, $3.7 billion from BPP and co-investment and $3.3 billion from BREDS.
o	Outflows were driven by $10.6 billion from BREIT and $2.1 billion from BPP and co-investment.

•
In our Private Equity segment, an increase of $27.4 billion from $261.5 billion at December 31, 2021 to $288.9 billion at December 31, 2022. The net increase was due to inflows of $52.7 billion and market appreciation of $2.9 billion, offset by realizations of $24.2 billion and outflows of $4.0 billion.

o	Inflows were driven by $19.7 billion from corporate private equity, $14.2 billion from Strategic Partners, $9.7 billion from BIP, $4.2 billion from Tactical Opportunities and $3.9 billion from BXG.
o	Market appreciation was driven by $3.4 billion from BIP and $2.6 billion from Strategic Partners, partially offset by depreciation of $2.2 billion from corporate private equity.
o	Realizations were driven by $10.5 billion from corporate private equity, $7.4 billion from Strategic Partners and $5.1 billion from Tactical Opportunities.
o	Outflows were driven by $1.6 billion from Strategic Partners, $838.6 million from Tactical Opportunities and $796.0 million from corporate private equity.

•
In our Credit & Insurance segment, an increase of $21.3 billion from $258.6 billion at December 31, 2021 to $279.9 billion at December 31, 2022. The net increase was due to inflows of $72.0 billion, offset by outflows of $23.0 billion, realizations of $18.4 billion and market depreciation of $9.4 billion.

o
Inflows were driven by $43.7 billion from direct lending, $7.5 billion from CLOs, $6.1 billion from our energy strategies, $5.7 billion from asset-based finance and $5.4 billion from liquid credit strategies.

o	Outflows were driven by $11.6 billion from liquid credit strategies, $3.8 billion from direct lending, $3.5 billion from MLP strategies and $3.0 billion from BIS.
o	Realizations were driven by $10.5 billion from direct lending and $2.1 billion from CLOs.
o
Market depreciation was driven by depreciation of $8.4 billion from liquid credit strategies and $3.1 billion from private placement credit, all of which included $2.1 billion of foreign exchange depreciation across the segment.

•
In our Hedge Fund Solutions segment, a decrease of $1.6 billion from $81.3 billion at December 31, 2021 to $79.7 billion at December 31, 2022. The net decrease was due to outflows of $11.5 billion and realizations of $2.1 billion, offset by inflows of $11.1 billion and market appreciation of $904.9 million.

o	Outflows were driven by $5.0 billion from customized solutions, $3.3 billion from liquid and specialized solutions and $3.2 billion from commingled products.
o	Realizations were driven by $2.1 billion from liquid and specialized solutions.

o	Inflows were driven by $9.0 billion from liquid and specialized solutions and $1.7 billion from customized solutions.
o
Market appreciation was driven by $1.4 billion from customized solutions, partially offset by decreases of $236.4 million from liquid and specialized solutions and $218.0 million from commingled products.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of December 31, 2022 and 2021. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 19. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. See “— Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	December 31,
	2022	2021

	(Dollars in Millions)
Real Estate
BREP IV	$6	$22
BREP V	4	36
BREP VI	21	33
BREP VII	115	481
BREP VIII	749	962
BREP IX	1,011	901
BREP Europe IV	48	89
BREP Europe V	44	521
BREP Europe VI	49	253
BREP Asia I	108	126
BREP Asia II	119	162
BPP	633	505
BEPIF	—	2
BREDS	11	46
BTAS	25	57

Total Real Estate (a)	2,944	4,197

Private Equity
BCP IV	6	8
BCP V	20	45
BCP VI	459	469
BCP VII	870	1,313
BCP VIII	256	275
BCP Asia I	144	380
BEP I	37	27
BEP II	27	—
BEP III	136	68
BCEP I	205	214
Tactical Opportunities	234	382
BXG	—	36
Strategic Partners	512	489
BIP	193	—
BXLS	25	21
BTAS/Other	174	211

Total Private Equity (a)	3,298	3,939

Credit & Insurance	312	323

Hedge Fund Solutions	282	280

Total Blackstone Net Accrued Performance Revenues	$6,835	$8,738

Note:     Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable
For the year ended December 31, 2022, Net Accrued Performance Revenues receivable decreased due to net realized distributions of $3.5 billion, partially offset by net performance revenues of $1.6 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of December 31 of each year:

Invested Performance Eligible Assets Under Management

(Dollars in Billions)

$293.6
$124.5
$93.1
$28.9
$47.1
2020
$450.8
$195.2
$141.5
$66.4
$47.6
2021
$501.0
$216.1
$147.1
$87.2
$50.7
2022
Real Estate
Private Equity
Credit & Insurance
Hedge Fund Solutions

Note:     Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of December 31 of each year:

Perpetual Capital Total Assets Under Management

(Dollars in Billions)

$371.1
$313.4
$184.1
$152.0
$37.2
$134.9
$25.0
$76.9
$125.0
$138.9
$15.2
$34.7
$8.1
$11.3
$10.9
2020
2021
2022
Real Estate
Private Equity
Credit & Insurance
Hedge Fund Solutions

Note:     Totals may not add due to rounding.
Perpetual Capital Total Assets Under Management were $371.1 billion as of December 31, 2022, an increase of $57.8 billion, or 18%, compared to $313.4 billion as of December 31, 2021. Perpetual Capital Total Assets Under Management in our Real Estate, Credit & Insurance and Private Equity segments increased $32.1 billion, $13.9 billion and $12.1 billion, respectively. Principal drivers of these increases were:

•
In our Real Estate segment, net Total Assets Under Management growth in BREIT, BPP and insurance capital managed in the Real Estate segment resulted in increases of $14.4 billion, $12.2 billion and $5.6 billion, respectively.

•
In our Credit & Insurance segment, net Total Assets Under Management growth in direct lending resulted in an increase of $23.7 billion, partially offset by a decrease of $9.6 billion related to BIS, which includes $5.6 billion of allocations to other segments.

•	In our Private Equity segment, net Total Assets Under Management growth in BIP resulted in an increase of $12.1 billion.
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
The following tables present the investment record of our significant carry/drawdown funds and select perpetual capital strategies from inception through December 31, 2022:

Carry/Drawdown Funds

Fund (Investment Period	Committed	Available	Unrealized Investments	Realized Investments	Total Investments	Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC	Value	MOIC	Realized	Total

(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$140,714	$—	$—	n/a	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	19,634	n/a	—	4,641,310	1.7x	4,660,944	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	5,293	n/a	—	13,461,688	2.3x	13,466,981	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	550,403	224,331	1.5x	72%	27,524,614	2.5x	27,748,945	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,501,492	1,505,995	3,069,372	0.8x	5%	28,074,443	2.4x	31,143,815	2.0x	22%	15%
BREP VIII (Apr 2015 / Jun 2019)	16,595,144	2,239,288	14,189,012	1.6x	—	21,483,515	2.5x	35,672,527	2.0x	28%	17%
BREP IX (Jun 2019 / Aug 2022)	21,660,845	4,239,559	26,392,964	1.5x	1%	7,753,249	2.2x	34,146,213	1.7x	66%	30%
*BREP X (Aug 2022 / Feb 2028)	28,554,296	27,899,414	673,932	1.0x	70%	—	n/a	673,932	1.0x	n/	a	n/	m

Total Global BREP	$102,352,802	$36,434,659	$44,574,538	1.4x	2%	$110,473,737	2.4x	$155,048,275	2.0x	18%	16%

BREP Int'l (Jan 2001 / Sep 2005)	€824,172	€—	€—	n/a	—	€1,373,170	2.1x	€1,373,170	2.1x	23%	23%
BREP Int'l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,318	425,749	247,709	0.5x	—	5,821,023	2.4x	6,068,732	2.0x	19%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,673,049	1,403,382	1,479,392	1.1x	—	9,795,271	2.0x	11,274,663	1.8x	20%	13%
BREP Europe V (Dec 2016 / Oct 2019)	7,965,078	1,367,229	5,148,615	1.0x	—	6,640,848	4.0x	11,789,463	1.7x	42%	12%
*BREP Europe VI (Oct 2019 / Apr 2025)	9,938,743	5,969,382	4,783,791	1.2x	—	3,395,906	2.6x	8,179,697	1.5x	72%	21%

Total BREP Europe	€30,236,108	€9,165,742	€11,659,507	1.1x	—	€29,609,250	2.4x	€41,268,757	1.8x	17%	12%

continued ...

Fund (Investment Period	Committed	Available	Unrealized Investments	Realized Investments	Total Investments	Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC	Value	MOIC	Realized	Total

(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,263,411	$896,064	$2,124,032	1.4x	7%	$6,449,727	2.1x	$8,573,759	1.9x	20%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,371,119	1,602,346	7,174,021	1.3x	—	1,120,645	1.8x	8,294,666	1.4x	37%	9%
*BREP Asia III (Mar 2022 / Sep 2027)	8,165,533	7,146,646	969,097	1.0x	—	—	n/a	969,097	1.0x	n/	a	n/	m
BREP Co-Investment (f)	7,298,715	38,573	1,027,423	2.2x	1%	15,088,199	2.2x	16,115,622	2.2x	16%	16%

Total BREP	$165,460,344	$55,930,215	$69,213,230	1.3x	2%	$169,347,054	2.4x	$238,560,284	1.9x	17%	15%

*BREDS High-Yield (Various) (g)	21,390,058	6,237,466	5,495,823	1.0x	—	16,988,834	1.3x	22,484,657	1.2x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	n/a	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,256,819	2.5x	3,256,819	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,184,688	2.3x	9,184,688	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	15,506	n/a	—	2,951,163	1.4x	2,966,669	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	152,804	27,262	n/a	—	21,599,783	2.8x	21,627,045	2.8x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	147,317	10.0x	94%	38,427,169	1.9x	38,574,486	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,536	1,371,319	6,884,406	1.9x	39%	25,313,360	2.2x	32,197,766	2.2x	16%	13%
BCP VII (May 2016 / Feb 2020)	18,863,710	1,700,509	20,808,070	1.6x	29%	11,591,230	2.5x	32,399,300	1.8x	35%	14%
*BCP VIII (Feb 2020 / Feb 2026)	25,448,173	14,407,242	14,852,797	1.3x	7%	963,311	2.6x	15,816,108	1.4x	n/	m	16%
BCP IX (TBD)	15,186,750	15,186,749	—	n/a	—	—	n/a	—	n/a	n/	a	n/	a
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	676,282	1.8x	51%	4,033,227	2.0x	4,709,509	2.0x	14%	12%
Energy II (Feb 2015 / Feb 2020)	4,938,823	1,036,068	4,829,351	1.7x	55%	2,421,010	1.4x	7,250,361	1.6x	6%	8%
*Energy III (Feb 2020 / Feb 2026)	4,348,681	2,306,823	3,440,633	1.7x	31%	900,586	2.3x	4,341,219	1.8x	66%	45%
BCP Asia I (Dec 2017 / Sep 2021)	2,452,208	705,009	2,959,002	1.8x	43%	1,404,049	4.8x	4,363,051	2.3x	102%	32%
*BCP Asia II (Sep 2021 / Sep 2027)	6,554,504	6,028,901	490,646	1.1x	—	—	n/a	490,646	1.1x	n/	a	n/	m
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,764,585	1,158,509	7,473,755	2.0x	—	2,264,712	4.1x	9,738,467	2.2x	55%	21%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,190,362	5,733,109	2,712,287	1.1x	—	9,592	n/a	2,721,879	1.1x	n/	a	8%

Total Corporate Private Equity	$144,492,117	$51,021,368	$65,317,314	1.6x	23%	$126,062,437	2.2x	$191,379,751	1.9x	16%	15%

continued ...

Fund (Investment Period	Committed	Available	Unrealized Investments	Realized Investments	Total Investments	Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC	Value	MOIC	Realized	Total

(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$22,505,129	$7,091,481	$11,849,998	1.2x	8%	$20,931,450	1.9x	$32,781,448	1.6x	17%	11%
*Tactical Opportunities Co-Investment and Other (Various)	16,292,816	7,257,964	5,219,779	1.7x	6%	8,238,659	1.6x	13,458,438	1.6x	18%	18%

Total Tactical Opportunities	$38,797,945	$14,349,445	$17,069,777	1.3x	8%	$29,170,109	1.8x	$46,239,886	1.6x	18%	13%

Growth
*BXG I (Jul 2020 / Jul 2025)	$5,046,626	$1,221,647	$3,656,100	1.0x	4%	$386,207	3.2x	$4,042,307	1.1x	n/	m	—
BXG II (TBD)	3,516,615	3,516,615	—	n/a	—	—	n/a	—	n/a	n/	a	n/	a

Total Growth	$8,563,241	$4,738,262	$3,656,100	1.0x	4%	$386,207	3.2x	$4,042,307	1.1x	n/	m	—

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	11,447,898	644,174	385,776	n/a	—	16,940,272	n/a	17,326,048	1.7x	n/	a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,750	883,605	1,018,226	n/a	—	4,045,375	n/a	5,063,601	1.7x	n/	a	14%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,701,454	4,452,664	n/a	—	6,005,682	n/a	10,458,346	2.0x	n/	a	19%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	500,246	1,063,951	n/a	—	1,040,172	n/a	2,104,123	1.5x	n/	a	15%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	4,834,321	8,409,932	n/a	—	5,568,354	n/a	13,978,286	1.8x	n/	a	38%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	8,989,890	3,162,325	3,200,753	n/a	—	3,420,427	n/a	6,621,180	1.7x	n/	a	20%
*Strategic Partners Infra III (Jun 2020 / Jul 2024) (i)	3,250,100	1,659,121	1,205,224	n/a	—	124,956	n/a	1,330,180	1.5x	n/	a	50%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)	19,084,345	13,885,975	3,082,382	n/a	—	402,916	n/a	3,485,298	1.3x	n/	a	n/	m

Total Strategic Partners (Secondaries)	$67,138,360	$27,271,221	$22,818,908	n/a	—	$37,548,154	n/a	$60,367,062	1.7x	n/	a	15%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	910,000	137,342	881,088	1.6x	1%	258,348	2.0x	1,139,436	1.6x	24%	13%
*BXLS V (Jan 2020 / Jan 2025)	4,844,726	3,505,230	1,453,017	1.3x	3%	90,123	1.1x	1,543,140	1.3x	n/	m	3%

continued ...

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC	Value	MOIC	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$—	n/a	—	$4,809,088	1.6x	$4,809,088	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	997,504	177,195	0.2x	—	6,609,860	1.5x	6,787,055	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	855,229	3,953,100	1.1x	—	5,627,867	1.6x	9,580,967	1.3x	n/a	10%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	3,704,951	2,161,842	1.0x	—	96,886	n/m	2,258,728	1.1x	n/a	10%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	357,563	0.5x	—	5,246,727	1.2x	5,604,290	1.1x	n/a	1%
*Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	2,644,832	3,371,955	0.9x	—	2,861,521	1.4x	6,233,476	1.1x	n/a	7%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,045,875	857,255	1.0x	—	2,602,176	1.7x	3,459,431	1.5x	n/a	10%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	1,788,336	2,017,746	1.1x	—	1,159,053	1.6x	3,176,799	1.2x	n/a	22%
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€325,719	€903,416	0.8x	—	€2,283,901	1.4x	€3,187,317	1.2x	n/a	2%
*European Senior Debt II (Jun 2019 / Jun 2024)	€4,088,344	€1,077,989	€4,241,783	1.0x	—	€1,488,677	1.7x	€5,730,460	1.1x	n/a	11%

Total Credit Drawdown Funds (j)	$46,889,033	$13,179,395	$18,387,870	0.9x	—	$39,204,893	1.5x	$57,592,763	1.2x	n/a	10%

Selected Perpetual Capital Strategies (k)

Strategy (Inception Year) (a)	Investment Strategy	Total Assets Under Management	Total Net Return (l)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP—Blackstone Property Partners Platform (2013) (m)	Core+ Real Estate	$72,969,326	11%
BREIT—Blackstone Real Estate Income Trust (2017) (n)	Core+ Real Estate	68,523,348	12%
BXMT—Blackstone Mortgage Trust (2013) (o)	Real Estate Debt	6,551,022	6%
Private Equity
BIP—Blackstone Infrastructure Partners (2019) (p)	Infrastructure	28,122,520	19%
Credit
BXSL—Blackstone Secured Lending Fund (2018) (q)	U.S. Direct Lending	11,077,225	10%
BCRED—Blackstone Private Credit Fund (2021) (r)	U.S. Direct Lending	58,534,176	8%
Hedge Fund Solutions
BSCH—Blackstone Strategic Capital Holdings (2014) (s)	GP Stakes	10,090,273	13%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2022 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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
(i)
Realizations are treated as return of capital until fully recovered and therefore unrealized and realized MOICs are not applicable. Returns are calculated from results that are reported on a three-month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter.

(j)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the credit drawdown funds presented.

(k)
Perpetual Capital vehicles excluded primarily consist of (1) investment vehicles that have been investing for less than one year, (2) assets managed for certain insurance clients, and (3) investment vehicles where Blackstone does not earn fees.

(l)
Unless otherwise indicated, Total Net Return represents the annualized inception to December 31, 2022 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(m)
BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP platform, which comprises over 30 funds, co-investment and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of December 31, 2022, these vehicles represented $2.9 billion of Total Assets Under Management.

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

(o)
The BXMT return reflects annualized market return of a shareholder invested in BXMT since inception through December 31, 2022, assuming reinvestment of all dividends received during the period. Return incorporates the closing NYSE stock price as of December 31, 2022. Total Net Return is from May 22, 2013.

(p)	Including co-investment vehicles, BIP Total Assets Under Management is $35.2 billion.
(q)
The BXSL Total Assets Under Management and Total Net Return are reported on a one-quarter lag. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL's dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(r)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. These returns are not representative of the returns experienced by any particular investor or share class. Total Net Returns are presented on an annualized basis and are from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of December 31, 2022 was $22.7 billion.

(s)
BSCH represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the GP Stakes strategy, which targets minority investment in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment vehicles that do not pay fees, BSCH Total Assets Under Management is $10.9 billion.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$2,462,179	$1,895,412	$1,553,483	$566,767	30%	$341,929	22%
Transaction and Other Fees, Net	171,424	160,395	98,225	11,029	7%	62,170	63%
Management Fee Offsets	(10,538)	(3,499)	(13,020)	(7,039)	201%	9,521	-73%

Total Management Fees, Net	2,623,065	2,052,308	1,638,688	570,757	28%	413,620	25%
Fee Related Performance Revenues	1,075,424	1,695,019	338,161	(619,595)	-37%	1,356,858	401%
Fee Related Compensation	(1,039,125)	(1,161,349)	(618,105)	122,224	-11%	(543,244)	88%
Other Operating Expenses	(315,331)	(234,505)	(183,132)	(80,826)	34%	(51,373)	28%

Fee Related Earnings	2,344,033	2,351,473	1,175,612	(7,440)	—	1,175,861	100%

Realized Performance Revenues	2,985,713	1,119,612	787,768	1,866,101	167%	331,844	42%
Realized Performance Compensation	(1,168,045)	(443,220)	(312,698)	(724,825)	164%	(130,522)	42%
Realized Principal Investment Income	150,790	196,869	24,764	(46,079)	-23%	172,105	695%

Net Realizations	1,968,458	873,261	499,834	1,095,197	125%	373,427	75%

Segment Distributable Earnings	$4,312,491	$3,224,734	$1,675,446	$1,087,757	34%	$1,549,288	92%

n/m     Not meaningful.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Segment Distributable Earnings were $4.3 billion for the year ended December 31, 2022, an increase of $1.1 billion, or 34%, compared to $3.2 billion for the year ended December 31, 2021. The increase in Segment Distributable Earnings was primarily attributable to an increase of $1.1 billion in Net Realizations.
Eighty percent of the aggregate net asset value of our global opportunistic and core+ real estate vehicles is concentrated in logistics, rental housing, hotels, life science office and data centers. We believe these sectors are more likely to withstand inflationary pressures given stronger relative cash flow growth, sustained robust demand and muted supply which has driven historically low vacancies. Certain of these sectors also benefit from shorter duration leases, providing opportunity to capture growth in an inflationary environment. Despite this strong operating performance, unrealized valuations in certain investments were adversely impacted by an environment characterized by higher interest rates and a rising cost of capital. Certain funds have exposure to more challenged sectors such as traditional U.S. office buildings and assets with long-term leases which could be further adversely impacted by the current environment. With respect to realizations and deployment, continuing capital market volatility and economic uncertainty have contributed to muted activity, and this is likely to continue until market conditions improve.
Fundraising in 2022 remained positive despite a challenging market backdrop and some near-term industry headwinds, Perpetual capital strategies, including BREIT, represent an increasing percentage of Total Assets Under

Management in our Real Estate segment. Beginning in late 2022, however, market volatility drove a material increase in BREIT repurchase requests, and pursuant to the terms of the vehicle, BREIT began to prorate such requests beginning in November 2022. Concurrently, BREIT inflows were materially reduced, particularly after proration was announced. A continuation or worsening of the current environment could further adversely affect net flows in certain perpetual capital strategies for a more extended period of time. However, we believe the long-term growth trajectory remains positive and that strong investment performance and investor under-allocation to such strategies should drive flows over the long-term. See “Part I. Item 1A. Risk Factors – Risks Related to our Business – We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk.”
Fee Related Earnings
Fee Related Earnings were $2.3 billion for the year ended December 31, 2022, a decrease of $7.4 million, compared to $2.4 billion for the year ended December 31, 2021. The decrease in Fee Related Earnings was attributable to a decrease of $619.6 million in Fee Related Performance Revenues and an increase of $80.8 million in Other Operating Expenses, partially offset by an increase of $570.8 million in Management Fees, Net and a decrease of $122.2 million in Fee Related Compensation.
Fee Related Performance Revenues were $1.1 billion for the year ended December 31, 2022, a decrease of $619.6 million, compared to $1.7 billion for the year ended December 31, 2021. The decrease was primarily due to the crystallization of BREIT performance revenues.
Other Operating Expenses were $315.3 million for the year ended December 31, 2022, an increase of $80.8 million, compared to $234.5 million for the year ended December 31, 2021. The increase was primarily due to travel, entertainment, occupancy, technology-related expenses and professional fees.
Management Fees, Net were $2.6 billion for the year ended December 31, 2022, an increase of $570.8 million, compared to $2.1 billion for the year ended December 31, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $566.8 million primarily due to Fee-Earning Assets Under Management growth in Core+ real estate.
The annualized Base Management Fee Rate decreased from 1.09% at December 31, 2021 to 0.97% at December 31, 2022. The decrease was primarily due to the commencement of BREP X, for which a significant portion of management fees are on a fee holiday through December 31, 2022, and growth in BREDS insurance vehicles, which have a lower management fee rate.
Fee Related Compensation was $1.0 billion for the year ended December 31, 2022, a decrease of $122.2 million, compared to $1.2 billion for the year ended December 31, 2021. The decrease was primarily due to a decrease in Fee Related Performance Revenues, partially offset by an increase in Management Fees, Net, both of which impact Fee Related Compensation.
Net Realizations
Net Realizations were $2.0 billion for the year ended December 31, 2022, an increase of $1.1 billion, or 125%, compared to $873.3 million for the year ended December 31, 2021. The increase in Net Realizations was attributable to an increase of $1.9 billion in Realized Performance Revenues, partially offset by an increase of $724.8 million in Realized Performance Compensation and a decrease of $46.1 million in Realized Principal Investment Income.
Realized Performance Revenues were $3.0 billion for the year ended December 31, 2022, an increase of $1.9 billion, compared to $1.1 billion for the year ended December 31, 2021. The increase was primarily due to higher Realized Performance Revenues in BREP.

Realized Performance Compensation was $1.2 billion for the year ended December 31, 2022, an increase of $724.8 million, compared to $443.2 million for the year ended December 31, 2021. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Principal Investment Income was $150.8 million for the year ended December 31, 2022, a decrease of $46.1 million, compared to $196.9 million for the year ended December 31, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”) sale transactions during the first and third quarters of 2021.
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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Year Ended December 31,						December 31, 2022 Inception to Date
	2022		2021		2020		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	4%	2%	44%	36%	-22%	-20%	30%	22%	21%	15%
BREP VIII	8%	6%	57%	46%	10%	7%	36%	28%	23%	17%
BREP IX	18%	13%	84%	63%	35%	21%	96%	66%	42%	30%
BREP Europe IV (b)	-14%	-13%	2%	—	-17%	-15%	28%	20%	19%	13%
BREP Europe V (b)	-1%	-2%	37%	29%	1%	—	52%	42%	17%	12%
BREP Europe VI (b)	10%	6%	71%	51%	14%	—	99%	72%	33%	21%
BREP Asia I	-1%	-2%	37%	29%	-5%	-5%	27%	20%	19%	12%
BREP Asia II	2%	1%	31%	21%	8%	4%	53%	37%	14%	9%
BREP Co-Investment (c)	26%	25%	77%	70%	33%	32%	18%	16%	18%	16%
BPP (d)	11%	9%	20%	17%	7%	6%	n/a	n/a	13%	11%
BREIT (e)	n/a	8%	n/a	30%	n/a	7%	n/a	n/a	n/a	12%
BREDS High-Yield (f)	3%	—	18%	13%	5%	1%	15%	10%	14%	9%
BXMT (g)	n/a	-24%	n/a	20%	n/a	-18%	n/a	n/a	n/a	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
(c)
BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(d)
The BPP platform, which comprises over 30 funds, co-investment and separately managed account vehicles, represents the Core+ real estate funds which invest with a more modest risk profile and lower leverage.

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

Funds With Closed Investment Periods
The Real Estate segment has twelve funds with closed investment periods as of December 31, 2022: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I and BREDS III. As of December 31, 2022, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV and BREP Europe III were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREP Europe V, BREP Asia II, BREP Asia I and BREDS III were above their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$1,786,923	$1,521,273	$1,232,028	$265,650	17%	$289,245	23%
Transaction, Advisory and Other Fees, Net	97,876	174,905	82,440	(77,029)	-44%	92,465	112%
Management Fee Offsets	(56,062)	(33,247)	(44,628)	(22,815)	69%	11,381	-26%

Total Management and Advisory Fees, Net	1,828,737	1,662,931	1,269,840	165,806	10%	393,091	31%
Fee Related Performance Revenues	(648)	212,128	—	(212,776)	n/m	212,128	n/m
Fee Related Compensation	(575,194)	(662,824)	(455,538)	87,630	-13%	(207,286)	46%
Other Operating Expenses	(304,177)	(264,468)	(195,213)	(39,709)	15%	(69,255)	35%

Fee Related Earnings	948,718	947,767	619,089	951	—	328,678	53%

Realized Performance Revenues	1,191,028	2,263,099	877,493	(1,072,071)	-47%	1,385,606	158%
Realized Performance Compensation	(544,229)	(943,199)	(366,949)	398,970	-42%	(576,250)	157%
Realized Principal Investment Income	139,767	263,368	72,089	(123,601)	-47%	191,279	265%

Net Realizations	786,566	1,583,268	582,633	(796,702)	-50%	1,000,635	172%

Segment Distributable Earnings	$1,735,284	$2,531,035	$1,201,722	$(795,751)	-31%	$1,329,313	111%

n/m Not meaningful.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Segment Distributable Earnings were $1.7 billion for the year ended December 31, 2022, a decrease of $795.8 million, compared to $2.5 billion for the year ended December 31, 2021. The decrease in Segment Distributable Earnings was attributable to a decrease of $796.7 million in Net Realizations.
Despite some recent signs of moderation, tight labor markets and wage inflation have put profit margin pressure on certain of our private equity portfolio companies, especially those in labor-intensive businesses. These impacts should be mitigated as inflation moderates. Moreover, the impact of such pressures on our overall private equity portfolio has been to some extent mitigated by its focus on investing in companies that are less impacted by rising input costs or that benefit from strong revenue growth and pricing power. With respect to realizations and deployment, continuing capital market volatility and economic uncertainty have contributed to more muted activity, and this is likely to continue until market conditions improve, which would negatively impact Segment Distributable Earnings in our Private Equity segment. Challenging market conditions have pressured investors’ ability to allocate to private equity strategies and contributed to an already competitive fundraising environment. Despite these near-term headwinds and a slower pace of fundraising, our institutional fundraising has remained positive and we have advanced considerably toward our overall flagship fundraise goal.
In energy, favorable market conditions contributed to a meaningful increase in the value of certain energy investments, as energy, oil and gas prices remained elevated in 2022. This trend, in part due to decreased supply because of the ongoing war between Russia and Ukraine, has had a positive impact on our energy portfolio. Beyond this trend, however, increased scrutiny from regulators, investors and other market participants on the climate impact of oil and gas energy investments has weakened long-term growth prospects for traditional energy. The persistence of these weakened market fundamentals could negatively impact the performance of certain investments in our energy and corporate private equity funds.
Fee Related Earnings
Fee Related Earnings were $948.7 million for the year ended December 31, 2022, an increase of $1.0 million, compared to $947.8 million for the year ended December 31, 2021. The increase in Fee Related Earnings was attributable to an increase of $165.8 million in Management and Advisory Fees, Net and a decrease of $87.6 million in Fee Related Compensation, partially offset by a decrease of $212.8 million in Fee Related Performance Revenues and an increase of $39.7 million in Other Operating Expenses.
Management and Advisory Fees, Net were $1.8 billion for the year ended December 31, 2022, an increase of $165.8 million, compared to $1.7 billion for the year ended December 31, 2021, primarily driven by an increase in Base Management Fees, partially offset by a decrease in Transaction and Advisory Fees, Net and Management Fee Offsets. Base Management Fees increased $265.7 million primarily due to (a) the commencement of Strategic Partners GP Solutions and Strategic Partners IX’s investment periods during the three months ended June 30, 2021 and the three months ended December 31, 2021, respectively, and (b) Fee-Earning Assets Under Management Growth in BIP. Transaction, Advisory and Other Fees, Net increased $77.0 million primarily due to deal activity in BXCM. Management Fee Offsets increased $22.8 million primarily due to the launch of Strategic Partners IX during the three months ended December 31, 2021.
Fee Related Compensation was $575.2 million for the year ended December 31, 2022, a decrease of $87.6 million, compared to $662.8 million for the year ended December 31, 2021. The decrease was primarily due to a decrease in Fee Related Performance Revenues, partially offset by an increase in Management and Advisory Fees, Net, both of which impact Fee Related Compensation.
Fee Related Performance Revenues was $(0.6) million for the year ended December 31, 2022, a decrease of $212.8 million, compared to $212.1 million for the year ended December 31, 2021. The decrease was primarily due to BIP performance revenues crystallizing at December 31, 2021, with the amount for the year ended December 31, 2022 representing a true up to the prior year Fee Related Performance Revenue.

Other Operating Expenses were $304.2 million for the year ended December 31, 2022, an increase of $39.7 million, compared to $264.5 million for the year ended December 31, 2021. The increase was primarily due to travel and entertainment, occupancy and technology related expenses, and professional fees.
Net Realizations
Net Realizations were $786.6 million for the year ended December 31, 2022, a decrease of $796.7 million, compared to $1.6 billion for the year ended December 31, 2021. The decrease in Net Realizations was attributable to decreases of $1.1 billion in Realized Performance Revenues and $123.6 million in Realized Principal Investment Income, partially offset by an increase of $399.0 million in Realized Performance Compensation.
Realized Performance Revenues were $1.2 billion for the year ended December 31, 2022, a decrease of $1.1 billion, compared to $2.3 billion for the year ended December 31, 2021. The decrease was primarily due to lower Realized Performance Revenues in corporate private equity and Tactical Opportunities, partially offset by higher Realized Performance Revenues in Strategic Partners.
Realized Principal Investment Income was $139.8 million for the year ended December 31, 2022, a decrease of $123.6 million, compared to $263.4 million for the year ended December 31, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in connection with the Pátria sale transactions during the first and third quarters of 2021.
Realized Performance Compensation was $544.2 million for the year ended December 31, 2022, a decrease of $399.0 million, compared to $943.2 million for the year ended December 31, 2021. The decrease was primarily due to the decrease in Realized Performance Revenues.
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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2022 Inception to Date
	2022		2021		2020		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP V	48%	24%	223%	103%	14%	5%	10%	8%	10%	8%
BCP VI	12%	11%	19%	16%	18%	16%	20%	16%	17%	13%
BCP VII	-12%	-11%	44%	36%	11%	9%	43%	35%	20%	14%
BCP VIII	4%	—	n/a	n/a	n/a	n/a	n/m	n/m	31%	16%
BEP I	57%	46%	78%	59%	-19%	-18%	18%	14%	15%	12%
BEP II	36%	33%	56%	53%	-31%	-31%	9%	6%	12%	8%
BEP III	42%	31%	86%	56%	n/m	n/m	97%	66%	70%	45%
BCP Asia I	-38%	-35%	193%	158%	56%	42%	137%	102%	46%	32%
BCEP I (b)	—	—	55%	50%	33%	29%	61%	55%	24%	21%
BCEP II (b)	14%	9%	n/a	n/a	n/a	n/a	n/a	n/a	14%	8%
Tactical Opportunities	-2%	-4%	37%	28%	19%	15%	21%	17%	15%	11%
Tactical Opportunities Co-Investment and Other	—	4%	67%	57%	14%	11%	19%	18%	20%	18%
BXG I	-13%	-13%	50%	29%	n/m	n/m	n/m	n/m	6%	—
Strategic Partners VI (c)	-6%	-7%	51%	47%	-9%	-9%	n/a	n/a	19%	14%
Strategic Partners VII (c)	-3%	-5%	75%	66%	-7%	-8%	n/a	n/a	24%	19%
Strategic Partners Real Assets II (c)	15%	13%	26%	23%	10%	6%	n/a	n/a	19%	15%
Strategic Partners VIII (c)	3%	2%	132%	113%	6%	2%	n/a	n/a	47%	38%
Strategic Partners Real Estate, SMA and Other (c)	20%	15%	41%	40%	2%	2%	n/a	n/a	21%	20%
Infra III (c)	51%	37%	81%	54%	n/m	n/m	n/a	n/a	79%	50%
BIP	26%	20%	41%	33%	6%	1%	n/a	n/a	25%	19%
Clarus IV	4%	2%	34%	26%	3%	—	30%	24%	21%	13%
BXLS V	10%	2%	13%	-4%	n/m	n/m	n/m	n/m	17%	3%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter.

Funds With Closed Investment Periods
The corporate private equity funds within the Private Equity segment have nine funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I. As of December 31, 2022, BCP IV

was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds. We are entitled to retain previously realized carried interest up to 20% of BCOM’s net gains. As a result, Performance Revenues are recognized from BCOM on current period gains and losses.
Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$1,230,710	$765,905	$603,713	$464,805	61%	$162,192	27%
Transaction and Other Fees, Net	34,624	44,868	21,311	(10,244)	-23%	23,557	111%
Management Fee Offsets	(5,432)	(6,653)	(10,466)	1,221	-18%	3,813	-36%

Total Management Fees, Net	1,259,902	804,120	614,558	455,782	57%	189,562	31%
Fee Related Performance Revenues	374,721	118,097	40,515	256,624	217%	77,582	191%
Fee Related Compensation	(529,784)	(367,322)	(261,214)	(162,462)	44%	(106,108)	41%
Other Operating Expenses	(264,181)	(199,912)	(165,114)	(64,269)	32%	(34,798)	21%

Fee Related Earnings	840,658	354,983	228,745	485,675	137%	126,238	55%

Realized Performance Revenues	147,413	209,421	20,943	(62,008)	-30%	188,478	900%
Realized Performance Compensation	(63,846)	(94,450)	(3,476)	30,604	-32%	(90,974)	n/m
Realized Principal Investment Income	80,993	70,796	7,970	10,197	14%	62,826	788%

Net Realizations	164,560	185,767	25,437	(21,207)	-11%	160,330	630%

Segment Distributable Earnings	$1,005,218	$540,750	$254,182	$464,468	86%	$286,568	113%

n/m     Not meaningful.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Segment Distributable Earnings were $1.0 billion for the year ended December 31, 2022, an increase of $464.5 million, or 86%, compared to $540.8 million for the year ended December 31, 2021. The increase in Segment Distributable Earnings was attributable to an increase of $485.7 million in Fee Related Earnings, partially offset by a decrease of $21.2 million in Net Realizations.
While public spreads widened in 2022 amid market volatility and heightened uncertainty, rising interest rates and solid underlying company performance favorably impacted returns in our private credit strategies. While rising interest rates and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers, the performance of our credit funds has generally benefited from rising interest rates as a substantial majority of the portfolio is floating rate. Rising costs resulting from heightened energy prices and input costs have contributed to margin pressures at certain of our Credit & Insurance segment investments. Such investments would continue to be negatively impacted by a sustained high rate of inflation if they are unable to mitigate margin pressures, especially if concurrent with an increase in their debt service costs. If continued interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, portfolio performance in our Credit & Insurance segment may be negatively impacted. Continued market dislocation may create attractive deployment opportunities, particularly for our private credit strategies, as borrowers seek alternative lending sources. Nonetheless, significant market dislocation could limit the liquidity of certain assets traded in the credit markets, and this would impact our funds’ ability to sell such assets at attractive prices or in a timely manner.
In energy, oil and gas prices remained elevated in 2022, in part due to decreased supply as a result of the ongoing war between Russia and Ukraine and heightened global demand. This short-term trend has had a positive impact on our energy portfolio. Beyond this short-term trend, however, increased scrutiny from regulators, investors and other market participants on the climate impact of oil and gas energy investments has weakened long-term market fundamentals for traditional energy. The persistence of these weakened market fundamentals could negatively impact the performance of certain investments in our credit funds.
Perpetual capital strategies, including BCRED, represent an increasing percentage of Total Assets Under Management in our Credit & Insurance segment. Beginning in late 2022, market volatility drove a material increase in BCRED repurchase requests and a material decrease in inflows. This led to minimal net flows in BCRED in the fourth quarter. A continuation or worsening of the current environment would further adversely affect our net flows for a more extended period of time. However, we believe the long-term growth trajectory remains positive and that strong investment performance and investor under-allocation to such private wealth strategies should drive flows over the long-term. See “Item 1A. Risk Factors – Risks Related to Our Business – We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk” in this report.
Fee Related Earnings
Fee Related Earnings were $840.7 million for the year ended December 31, 2022, an increase of $485.7 million, or 137%, compared to $355.0 million for the year ended December 31, 2021. The increase in Fee Related Earnings was attributable to increases of $455.8 million in Management Fees, Net and $256.6 million in Fee Related Performance Revenues, partially offset by increases of $162.5 million in Fee Related Compensation and $64.3 million in Other Operating Expenses.
Management Fees, Net were $1.3 billion for the year ended December 31, 2022, an increase of $455.8 million, compared to $804.1 million for the year ended December 31, 2021, primarily driven by an increase in Base Management Fees. Base Management Fees increased $464.8 million primarily due to inflows in BCRED and BIS.
Fee Related Performance Revenues were $374.7 million for the year ended December 31, 2022, an increase of $256.6 million, compared to $118.1 million for the year ended December 31, 2021. The increase was primarily due to performance and an increase in subscriptions in BCRED.
Fee Related Compensation was $529.8 million for the year ended December 31, 2022, an increase of $162.5 million, compared to $367.3 million for the year ended December 31, 2021. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Other Operating Expenses were $264.2 million for the year ended December 31, 2022, an increase of $64.3 million, compared to $199.9 million for the year ended December 31, 2021. The increase was primarily due to travel, entertainment, occupancy and technology-related expenses and professional fees.

Net Realizations
Net Realizations were $164.6 million for the year ended December 31, 2022, a decrease of $21.2 million, compared to $185.8 million for the year ended December 31, 2021. The decrease in Net Realizations was attributable to a decrease of $62.0 million in Realized Performance Revenues, partially offset by a decrease of $30.6 million in Realized Performance Compensation.
Realized Performance Revenues were $147.4 million for the year ended December 31, 2022, a decrease of $62.0 million, compared to $209.4 million for the year ended December 31, 2021. The decrease was primarily attributable to lower realized performance revenues in our mezzanine funds.
Realized Performance Compensation was $63.8 million for the year ended December 31, 2022, a decrease of $30.6 million, compared to $94.5 million for the year ended December 31, 2021. The decrease was primarily due to the decrease in Realized Performance Revenues.
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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Year Ended December 31,						Inception to December 31, 2022
	2022		2021		2020		Total
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	7%	4%	22%	16%	1%	-1%	11%	7%
Liquid Credit (b)	-3%	-3%	5%	5%	4%	4%	5%	4%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
(b)
Effective January 1, 2021, Credit returns are presented as separate returns for Private Credit and Liquid Credit instead of as a Credit Composite. Private Credit returns include mezzanine lending funds and middle market direct lending funds (including BXSL and BCRED), stressed/distressed strategies (including stressed/distressed funds and credit alpha strategies) and energy strategies. Liquid Credit returns include CLOs, closed-ended funds, open-ended funds and separately managed accounts. Only fee-earning funds exceeding $100 million of fair value at the beginning of each respective quarter-end are included. Funds in liquidation, funds investing primarily in investment grade corporate credit and asset-based finance funds are excluded. Blackstone Funds that were contributed to BXC as part of Blackstone’s acquisition of BXC in March 2008 and the pre-acquisition date performance for funds and vehicles acquired by BXC subsequent to March 2008, are also excluded. Private Credit and Liquid Credit’s inception to date returns are from December 31, 2005. Prior periods have been updated to reflect this presentation.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management			Estimated % Above High Water Mark/Hurdle (a)
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020

	(Dollars in Thousands)
Credit & Insurance (b)	$87,175,669	$66,350,185	$28,944,333	93%	94%	58%

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

(b)
For the Credit & Insurance managed funds, at December 31, 2022, the incremental appreciation needed for the 7% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.0 billion, an increase of $225.5 million, compared to $1.8 billion at December 31, 2021. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of December 31, 2022, 47% were within 5% of reaching their respective High Water Mark.

Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Year Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$565,226	$636,685	$582,830	$(71,459)	-11%	$53,855	9%
Transaction and Other Fees, Net	6,193	11,770	5,899	(5,577)	-47%	5,871	100%
Management Fee Offsets	(177)	(572)	(650)	395	-69%	78	-12%

Total Management Fees, Net	571,242	647,883	588,079	(76,641)	-12%	59,804	10%
Fee Related Compensation	(186,672)	(156,515)	(161,713)	(30,157)	19%	5,198	-3%
Other Operating Expenses	(105,334)	(94,792)	(79,758)	(10,542)	11%	(15,034)	19%

Fee Related Earnings	279,236	396,576	346,608	(117,340)	-30%	49,968	14%

Realized Performance Revenues	137,184	290,980	179,789	(153,796)	-53%	111,191	62%
Realized Performance Compensation	(37,977)	(76,701)	(31,224)	38,724	-50%	(45,477)	146%
Realized Principal Investment Income	24,706	56,733	54,110	(32,027)	-56%	2,623	5%

Net Realizations	123,913	271,012	202,675	(147,099)	-54%	68,337	34%

Segment Distributable Earnings	$403,149	$667,588	$549,283	$(264,439)	-40%	$118,305	22%

n/m     Not meaningful.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Segment Distributable Earnings were $403.1 million for the year ended December 31, 2022, a decrease of $264.4 million, compared to $667.6 million for the year ended December 31, 2021. The decrease in Segment Distributable Earnings was attributable to decreases of $117.3 million in Fee Related Earnings and $147.1 million in Net Realizations.
Strategies across our Hedge Fund Solutions segment navigated a year of significant market volatility caused by high inflation and escalating interest rates to generally outperform the broader market with significantly less volatility. The performance of some of the underlying managers in our Hedge Fund Solutions segment, however, was adversely impacted by the challenging market environment. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic and geopolitical factors. In addition, while certain of our strategies are designed to benefit from a rising interest rate environment, in an environment concurrently characterized by high interest rates and weak equity markets, it may be difficult for funds in certain strategies to exceed interest rate-based performance hurdles to which such funds are subject, which would negatively impact our Segment Distributable Earnings.
Outperformance relative to the broader market by strategies in our Hedge Fund Solutions segment, particularly during times of meaningful equity market volatility, could contribute to increased flows in the segment. Despite significant volatility in 2022, however, overall in recent years markets have experienced relatively low volatility, which has at times resulted in certain investors reallocating capital away from traditional hedge fund strategies. To the extent markets experience a prolonged period of low volatility and outperform our hedge fund strategies, investors may seek to reallocate capital away from traditional hedge fund strategies, which could negatively impact net flows in our Hedge Fund Solutions segment. Conversely, outperformance by our Hedge Fund Solutions strategies in a weak market environment has in some cases resulted in such strategies representing an increasing portion of the value of certain investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in the segment, or result in such investors seeking to withdraw capital from such funds. The Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues depend in part on our ability to successfully grow such existing diverse business lines and strategies and to identify and scale new ones to meet evolving investor appetites. In recent years we have shifted the mix of our product offerings to include more products whose performance-based fees represent a more significant proportion of the fees earned from such products than has historically been the case.
Fee Related Earnings
Fee Related Earnings were $279.2 million for the year ended December 31, 2022, a decrease of $117.3 million, compared to $396.6 million for the year ended December 31, 2021. The decrease in Fee Related Earnings was primarily attributable to a decrease of $76.6 million in Management Fees, Net and increases of $30.2 million in Fee Related Compensation and $10.5 million in Other Operating Expenses.
Management Fees, Net were $571.2 million for the year ended December 31, 2022, a decrease of $76.6 million, compared to $647.9 million for the year ended December 31, 2021, primarily driven by a decrease in Base Management Fees. Base Management Fees decreased $71.5 million primarily driven by a decrease in Fee-Earning Assets Under Management in customized solutions and commingled products.
Fee Related Compensation were $186.7 million for the year ended December 31, 2022, an increase of $30.2 million, compared to $156.5 million for the year ended December 31, 2021. The increase was primarily due to compensation accruals, hiring and corporate allocations.

Other Operating Expenses were $105.3 million for the year ended December 31, 2022, an increase of $10.5 million, compared to $94.8 million for the year ended December 31, 2021. The increase was primarily due to travel and entertainment, and occupancy related expenses.
Net Realizations
Net Realizations were $123.9 million for the year ended December 31, 2022, a decrease of $147.1 million, compared to $271.0 million for the year ended December 31, 2021. The decrease in Net Realizations was primarily attributable to decreases of $153.8 million in Realized Performance Revenues and $32.0 million in Realized Principal Investment Income, partially offset by a decrease of $38.7 million in Realized Performance Compensation.
Realized Performance Revenues were $137.2 million for the year ended December 31, 2022, a decrease of $153.8 million, compared to $291.0 million for the year ended December 31, 2021. The decrease was primarily driven by reduced Realized Performance Revenues in liquid and specialized solutions and in customized solutions and commingled products.
Realized Principal Investment Income was $24.7 million for the year ended December 31, 2022, a decrease of $32.0 million, compared to $56.7 million for the year ended December 31, 2021. The decrease was primarily due to the segment’s allocation of the gain recognized in the Pátria sale transaction in the first and third quarters of 2021.
Realized Performance Compensation was $38.0 million for the year ended December 31, 2022, a decrease of $38.7 million, compared to $76.7 million for the year ended December 31, 2021. The decrease was primarily due to the decrease in Realized Performance Revenues.
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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2022
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	5%	4%	6%	5%	6%	5%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management			Estimated % Above High Water Mark/Benchmark (a)
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020

	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$50,664,202	$47,639,865	$47,088,501	85%	91%	75%

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

(b)
For the Hedge Fund Solutions managed funds, at December 31, 2022, the incremental appreciation needed for the 15% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $757.7 million, an increase of $457.9 million, compared to $299.8 million at December 31, 2021. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/ Benchmarks as of December 31, 2022, 59% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Year Ended December 31,
	2022	2021	2020

	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$1,747,631	$5,857,397	$1,045,363
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,276,402	4,886,552	1,012,924
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	107,766	1,625,306	217,117
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(142,890)	5,740	(13,898)

Net Income	2,988,909	12,374,995	2,261,506
Provision for Taxes	472,880	1,184,401	356,014

Net Income Before Provision for Taxes	3,461,789	13,559,396	2,617,520
Transaction-Related Charges (a)	57,133	144,038	240,729
Amortization of Intangibles (b)	60,481	68,256	65,984
Impact of Consolidation (c)	35,124	(1,631,046)	(203,219)
Unrealized Performance Revenues (d)	3,436,978	(8,675,246)	384,758
Unrealized Performance Allocations Compensation (e)	(1,470,588)	3,778,048	(154,516)
Unrealized Principal Investment (Income) Loss (f)	1,235,529	(679,767)	101,742
Other Revenues (g)	(183,754)	(202,885)	253,693
Equity-Based Compensation (h)	782,090	559,537	333,767
Administrative Fee Adjustment (i)	9,866	10,188	5,265
Taxes and Related Payables (j)	(791,868)	(759,682)	(304,127)

Distributable Earnings	6,632,780	6,170,837	3,341,596
Taxes and Related Payables (j)	791,868	759,682	304,127
Net Interest and Dividend Loss (k)	31,494	33,588	34,910

Total Segment Distributable Earnings	7,456,142	6,964,107	3,680,633
Realized Performance Revenues (l)	(4,461,338)	(3,883,112)	(1,865,993)
Realized Performance Compensation (m)	1,814,097	1,557,570	714,347
Realized Principal Investment Income (n)	(396,256)	(587,766)	(158,933)

Fee Related Earnings	$4,412,645	$4,050,799	$2,370,054

Adjusted EBITDA Reconciliation
Distributable Earnings	$6,632,780	$6,170,837	$3,341,596
Interest Expense (o)	316,569	196,632	165,022
Taxes and Related Payables (j)	791,868	759,682	304,127
Depreciation and Amortization (p)	69,219	52,187	35,136

Adjusted EBITDA	$7,810,436	$7,179,338	$3,845,881

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

(b)
This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation. This amount includes amortization of intangibles associated with Blackstone’s investment in Pátria, which was historically accounted for under the equity method. As a result of Pátria’s IPO in January 2021, equity method has been discontinued and there is no longer amortization of intangibles associated with the investment.

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

	Year Ended December 31,
	2022	2021	2020

	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$(3,435,056)	$8,675,246	$(384,393)
Segment Adjustment	(1,922)	—	(365)

Unrealized Performance Revenues	$(3,436,978)	$8,675,246	$(384,758)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	Year Ended December 31,
	2022	2021	2020

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$(1,563,849)	$1,456,201	$(114,607)
Segment Adjustment	328,320	(776,434)	12,865

Unrealized Principal Investment Income (Loss)	$(1,235,529)	$679,767	$(101,742)

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Year Ended December 31,
	2022	2021	2020

	(Dollars in Thousands)
GAAP Other Revenue	$184,557	$203,086	$(253,142)
Segment Adjustment	(803)	(201)	(551)

Other Revenues	$183,754	$202,885	$(253,693)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Year Ended December 31,
	2022	2021	2020

	(Dollars in Thousands)
Taxes	$693,443	$703,075	$260,569
Related Payables	98,425	56,607	43,558

Taxes and Related Payables	$791,868	$759,682	$304,127

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Year Ended December 31,
	2022	2021	2020

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$271,612	$160,643	$125,231
Segment Adjustment	13,463	2,401	4,881

Interest and Dividend Revenue	285,075	163,044	130,112

GAAP Interest Expense	317,225	198,268	166,162
Segment Adjustment	(656)	(1,636)	(1,140)

Interest Expense	316,569	196,632	165,022

Net Interest and Dividend Loss	$(31,494)	$(33,588)	$(34,910)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	December 31,
	2022	2021

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$5,136,966	$2,018,829
Equity Method Investments
Partnership Investments	5,530,419	5,635,212
Accrued Performance Allocations	12,360,684	17,096,873
Corporate Treasury Investments	1,053,540	658,066
Other Investments	3,471,642	3,256,063

Total GAAP Investments	$27,553,251	$28,665,043

Accrued Performance Allocations - GAAP	$12,360,684	$17,096,873
Impact of Consolidation (a)	—	1
Due from Affiliates - GAAP (b)	269,987	260,993
Less: Net Realized Performance Revenues (c)	(282,730)	(1,294,884)
Less: Accrued Performance Compensation - GAAP (d)	(5,512,796)	(7,324,906)

Net Accrued Performance Revenues	$6,835,145	$8,738,077

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
Liquidity and Capital Resources
General
Blackstone’s business model derives revenue primarily from third party Assets Under Management. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expenses each period. As a result, we require limited capital resources to support the working capital or operating needs of our businesses. We draw primarily on the long-term committed capital of our limited partner investors to fund the investment requirements of the Blackstone Funds and use our own realizations and cash flows to invest in growth initiatives, make commitments to our own funds, where our minimum general partner commitments are generally less than 5% of the limited partner commitments of a fund, and pay dividends to stockholders and distributions to holders of Holdings Units.
Fluctuations in our statement of financial condition result primarily from activities of the Blackstone Funds that are consolidated as well as business transactions, such as the issuance of senior notes described below. The majority economic ownership interests of such consolidated Blackstone Funds are reflected as Redeemable Non-Controlling Interests in Consolidated Entities, and Non-Controlling Interests in Consolidated Entities in the Consolidated Financial Statements. The consolidation of these Blackstone Funds has no net effect on Blackstone’s Net Income or Equity. Additionally, fluctuations in our statement of financial condition also include appreciation or depreciation in Blackstone investments in the non-consolidated Blackstone Funds, additional investments and redemptions of such interests in the non-consolidated Blackstone Funds and the collection of receivables related to management and advisory fees.

Total Assets were $42.5 billion as of December 31, 2022, an increase of $1.3 billion from December 31, 2021. The increase in Total Assets was principally due to an increase of $3.3 billion in total assets attributable to consolidated Blackstone Funds, partially offset by a decrease of $1.5 billion in total assets attributable to consolidated operating partnerships. The increase in total assets attributable to consolidated Blackstone Funds was primarily due to an increase of $3.1 billion in Investments. The increase in Investments was primarily due to two newly consolidated Blackstone Funds. The decrease in total assets attributable to consolidated operating partnerships was primarily due to a decrease of $3.8 billion in Investments, partially offset by an increase of $2.1 billion in Cash and Cash Equivalents. The decrease in Investments was primarily due to a decrease in Accrued Performance Allocations, primarily attributable to realizations in excess of unrealized performance allocations. The increase in Cash and Cash Equivalents was primarily due to bond issuances and borrowings during the year, as described in “— Sources and Uses of Liquidity.”
Total Liabilities were $22.8 billion as of December 31, 2022, an increase of $3.4 billion, or 17%, from December 31, 2021. The increase in Total Liabilities was principally due to an increase of $1.9 billion in total liabilities attributable to consolidated operating partnerships and an increase of $1.5 billion in total liabilities attributable to consolidated Blackstone Funds. The increase in total liabilities attributable to consolidated operating partnerships and consolidated Blackstone Funds was primarily due to increases of $3.2 billion and $1.4 billion, respectively, in Loans Payable, partially offset by a $1.8 billion decrease in Accrued Compensation and Benefits attributable to consolidated operating partnerships. The increase in Loans Payable was primarily due to bond issuances and borrowings, as discussed in the previous paragraph. The decrease in Accrued Compensation and Benefits was primarily due to a decrease in performance compensation.
We have multiple sources of liquidity to meet our capital needs as described in “— Sources and Uses of Liquidity.”
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $4.135 billion committed revolving credit facility. On June 3, 2022, Blackstone amended and restated its revolving credit facility to, among other things, increase the amount of the revolving credit facility from $2.25 billion to $4.135 billion and to extend the maturity date of the revolving credit facility from November 24, 2025 to June 3, 2027. As of December 31, 2022, Blackstone had $4.3 billion in Cash and Cash Equivalents, $1.1 billion invested in Corporate Treasury Investments and $3.5 billion in Other Investments (which included $3.1 billion of liquid investments), against $11.0 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
On January 10, 2022, Blackstone issued $500 million aggregate principal amount of 2.550% senior notes due March 30, 2032 and $1 billion aggregate principal amount of 3.200% senior notes due January 30, 2052. For additional information see Note 13. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and “— Notable Transactions.”
On June 1, 2022, Blackstone issued
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

In addition to the cash we received from our notes offerings and availability under our revolving credit facility, we expect to receive (a) cash generated from operating activities, (b) Performance Revenue realizations, and (c) realizations on the fund investments that we make. The amounts received from these three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.
We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses, including cash compensation to our employees, and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase shares of our common stock and Blackstone Holdings Partnership Units pursuant to our repurchase program and (h) pay dividends to our stockholders and distributions to the holders of Blackstone Holdings Partnership Units. For a tabular presentation of Blackstone’s contractual obligations and the expected timing of such see “— Contractual Obligations.”

Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2022 consisted of the following:

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Real Estate
BREP VI	$750,000	$36,809	$150,000	$12,270
BREP VII	300,000	33,240	100,000	11,080
BREP VIII	300,000	41,957	100,000	13,986
BREP IX	300,000	58,292	100,000	19,431
BREP X	300,000	293,435	100,000	97,810
BREP Europe III	100,000	11,989	35,000	3,996
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	26,592	43,333	7,682
BREP Europe VI	130,000	78,197	43,333	26,066
BREP Asia I	50,000	9,925	16,667	3,308
BREP Asia II	70,707	15,711	23,569	5,237
BREP Asia III	80,573	69,888	26,858	23,296
BREDS III	50,000	13,499	16,667	4,500
BREDS IV	50,000	20,819	—	—
BREDS V	50,000	50,000	—	—
BPP	314,909	39,130	—	—
Other (b)	24,087	6,190	—	—

Total Real Estate	3,150,276	829,747	798,760	236,687

continued...

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	82,829	250,000	28,771
BCP VII	500,000	36,635	225,000	16,486
BCP VIII	500,000	280,667	225,000	126,300
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	14,633	26,667	4,878
BEP III	80,000	42,124	26,667	14,041
BEP IV	26,087	26,087	8,696	8,696
BCEP I	117,747	27,016	18,992	4,358
BCEP II	160,000	112,284	32,640	22,906
BCP Asia I	40,000	10,428	13,333	3,476
BCP Asia II	100,000	92,615	33,333	30,872
Tactical Opportunities	460,508	216,002	153,503	72,001
Strategic Partners	1,227,927	786,732	166,907	99,263
BIP	302,019	84,708	—	—
BXLS	142,057	98,450	37,353	30,428
BXG	150,838	92,524	50,110	30,827
Other (b)	290,209	28,126	—	—

Total Private Equity	6,076,466	2,567,230	1,493,201	718,303

Credit & Insurance
Mezzanine / Opportunistic II	120,000	29,197	110,101	26,788
Mezzanine / Opportunistic III	130,783	38,766	31,776	9,419
Mezzanine / Opportunistic IV	122,000	85,882	33,757	23,764
European Senior Debt I	63,000	16,508	56,882	14,905
European Senior Debt II	92,419	38,359	25,420	10,558
European Senior Debt III	50,000	50,000	16,667	16,667
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	95,028	32,678	20,565
Energy I	80,000	37,630	75,445	35,487
Energy II	150,000	111,544	26,614	19,791
Energy III	75,918	75,918	25,306	25,306
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	6,289	3,095
Other (b)	148,784	61,627	20,407	4,396

Total Credit & Insurance	1,386,506	724,456	631,890	279,526

continued...

	Blackstone and General Partner		Senior Managing Directors and Certain Other Professionals (a)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Hedge Fund Solutions
Strategic Alliance I	$50,000	$2,033	$—	$—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	15,458	—	—
Strategic Alliance IV	15,000	15,000	—	—
Strategic Holdings I	154,610	27,429	—	—
Strategic Holdings II	50,000	27,125	—	—
Horizon	100,000	27,765	—	—
Dislocation	10,000	8,176	—	—
Other (b)	17,935	8,528	—	—

Total Hedge Fund Solutions	469,545	132,996	—	—

Other
Treasury (c)	1,016,299	762,158	—	—

	$12,099,092	$5,016,587	$2,923,851	$1,234,516

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

Borrowings
As of December 31, 2022, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

Senior Notes (a)	Aggregate Principal Amount (Dollars/Euros in Thousands)
4.750%, Due 2/15/2023	$400,000
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
5.900%, Due 11/3/2027	$600,000
1.625%, Due 8/5/2028	$650,000
1.500%, Due 4/10/2029	€600,000
2.500%, Due 1/10/2030	$500,000
1.600%, Due 3/30/2031	$500,000
2.000%, Due 1/30/2032	$800,000
2.550%, Due 3/30/2032	$500,000
6.200%, Due 4/22/2033	$900,000
3.500%, Due 6/1/2034	€500,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000
3.500%, Due 9/10/2049	$400,000
2.800%, Due 9/30/2050	$400,000
2.850%, Due 8/5/2051	$550,000
3.200%, Due 1/30/2052	$1,000,000

$11,041,000

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

Blackstone, through its indirect subsidiary Blackstone Holdings Finance Co. L.L.C., has a $4.135 billion unsecured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent with a maturity date of June 3, 2027. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.

For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and revolving credit facility see “— Contractual Obligations”.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2022 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2023	2024-2025	2026-2027	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$143,692	$309,731	$299,835	$672,196	$1,425,454
Purchase Obligations	107,832	153,700	52,599	3,042	317,173
Blackstone Issued Notes and Revolving Credit Facility (b)	400,000	321,150	1,542,300	8,777,550	11,041,000
Interest on Blackstone Issued Notes and Revolving Credit Facility (c)	353,058	690,541	666,235	3,549,518	5,259,352
Blackstone Funds Debt Obligations Payable	—	—	—	1,450,000	1,450,000
Blackstone Funds Capital Commitments to Investee Funds (d)	209,973	—	—	—	209,973
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	64,634	199,671	213,661	1,125,378	1,603,344
Unrecognized Tax Benefits, Including Interest and Penalties (f)	—	—	—	—	—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	5,016,587	—	—	—	5,016,587

Consolidated Contractual Obligations	6,295,776	1,674,793	2,774,630	15,577,684	26,322,883
Blackstone Funds Debt Obligations Payable	—	—	—	(1,450,000)	(1,450,000)
Blackstone Funds Capital Commitments to Investee Funds (d)	(209,973)	—	—	—	(209,973)

Blackstone Operating Entities Contractual Obligations	$6,085,803	$1,674,793	$2,774,630	$14,127,684	$24,662,910

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

(b)
Represents the principal amount due on the senior notes we issued assuming no pre-payments are made and the notes are held until their final maturity. As of December 31, 2022, we had no borrowings outstanding under our revolver.

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

(f)
As of December 31, 2022, there were no Unrecognized Tax Benefits, including Interest and Penalties. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $153.6 million and interest of $38.0 million; therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our Consolidated Financial Statements as of December 31, 2022.
Clawback Obligations
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceed the amount due to Blackstone based on cumulative results of that fund. The amounts and nature of Blackstone’s clawback obligations are described in Note 19. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.
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

During the year ended December 31, 2022, Blackstone repurchased 3.9 million shares of common stock at a total cost of $392.0 million. As of December 31, 2022, the amount remaining available for repurchases under the program was $1.1 billion.
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
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements, the amounts ultimately paid as dividends by Blackstone to common stockholders in respect of each fiscal year are generally expected to be less, on a per share or per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units. Following Blackstone’s conversion from a limited partnership to a corporation, we expect to pay more corporate income taxes than we would have as a limited partnership, which will increase this difference between the per share dividend and per unit distribution amounts.
Dividends are treated as qualified dividends to the extent of Blackstone’s current and accumulated earnings and profits, with any excess dividends treated as a return of capital to the extent of the stockholder’s basis.
The following graph shows fiscal quarterly and annual per common stockholder dividends for 2022, 2021 and 2020. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2022, we paid to stockholders of our common stock a dividend of $1.32, $1.27, $0.90 and $0.91 per share in respect of the first, second, third and fourth quarters, respectively, aggregating to $4.40 per share of common stock. With respect to fiscal years 2021 and 2020, we paid stockholders of our common stock aggregate dividends of $4.06 per share and $2.26 per share, respectively.
Leverage
We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our stockholders. In addition to the borrowings from our notes issuances and our revolving credit facility, we may use reverse repurchase agreements, repurchase agreements and securities sold, not yet purchased. Reverse repurchase agreements are entered into primarily to take advantage of opportunistic yields otherwise absent in the overnight markets and also to use the collateral received to cover securities sold, not yet purchased. Repurchase agreements are entered into primarily to opportunistically yield higher spreads on purchased securities. The balances held in these financial instruments fluctuate based on Blackstone’s liquidity needs, market conditions and investment risk profiles.

The following table presents information regarding these financial instruments in our Consolidated Statements of Financial Condition:

	Repurchase Agreements	Securities Sold, Not Yet Purchased

	(Dollars in Millions)
Balance, December 31, 2022	$89.9	$3.8
Balance, December 31, 2021	$58.0	$27.8
Year Ended December 31, 2022
Average Daily Balance	$185.5	$24.0
Maximum Daily Balance	$419.5	$27.8
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

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies —Revenue Recognition” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data.” For an additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements.” The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
Management and Advisory Fees, Net
— Blackstone earns base management fees from its customers at a fixed percentage of a calculation base which is typically assets under management, net asset value, gross asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our hedge fund solutions and credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,
•	0.25% to 1.50% of invested capital, committed capital or investment fair value subsequent to the investment period for private equity and real estate funds, and
•	1.00% to 1.75% of invested capital or net asset value subsequent to the investment period for certain of our hedge fund solutions and credit-focused funds.
On real estate and credit-focused funds structured like hedge funds:

•	0.50% to 1.00% of net asset value.
On credit separately managed accounts:

•	0.20% to 1.35% of net asset value or total assets.
On real estate separately managed accounts:

•	0.65% to 2.00% of invested capital, net operating income or net asset value.
On insurance separately managed accounts and investment vehicles:

•	0.25% to 1.00% of net asset value.

On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.20% to 1.50% of net asset value.
On CLO vehicles:

•	0.20% to 0.50% of the aggregate par amount of collateral assets, including principal cash.
On credit-focused registered and non-registered investment companies:

•	0.25% to 1.25% of total assets or net asset value.
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
Blackstone has also elected the fair value option for certain instruments it owns directly, including loans and receivables, investments in private debt securities and other proprietary investments. Blackstone is required to measure certain financial instruments at fair value, including debt instruments, equity securities and freestanding derivatives.
Fair Value of Investments or Instruments that are Publicly Traded
Securities that are publicly traded and for which a quoted market exists will be valued at the closing price of such securities in the principal market in which the security trades, or in the absence of a principal market, in the most advantageous market on the valuation date. When a quoted price in an active market exists, no block discounts or control premiums are permitted regardless of the size of the public security held. In some cases, securities will include legal and contractual restrictions limiting their purchase and sale for a period of time. A discount to publicly traded price may be appropriate in instances where a legal restriction is a characteristic of the security, such as may be required under SEC Rule 144. The amount of the discount, if taken, shall be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
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
For investments valued utilizing the income method and where Blackstone has information rights, we generally have a direct line of communication with each of the Portfolio Companies’ and underlying assets’ finance teams and collect financial data used to support projections used in a discounted cash flow analysis. The valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying cash flow projections, weighted-average cost of capital, exit multiple or capitalization rate, and any other valuation input relevant economic conditions.
The results of all valuations of investments held by Blackstone Funds and investment vehicles are reviewed by the relevant business unit’s valuation sub-committee, which is comprised of key personnel from the business unit, typically the chief investment officer, chief operating officer, chief financial officer, chief compliance officer (or their respective equivalents where applicable) and other senior managing directors in the business. To further corroborate results, each business unit also generally obtains either a positive assurance opinion or a range of value from an independent valuation party, at least annually for internally prepared valuations for investments that have been held by Blackstone Funds and investment vehicles for greater than a year and quarterly for certain investments. Our firmwide valuation committee, chaired by our Chief Financial Officer and comprised of senior members of our businesses and representatives from corporate functions, including legal and finance, reviews the valuation process for investments held by us and our investment vehicles, including the application of appropriate valuation standards on a consistent basis. Each quarter, the valuation process is also reviewed by the audit committee of our board of directors, which is comprised of our non-employee directors.
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
Additionally, significant judgment is required in estimating the provision for (benefit from) income taxes, current and deferred tax balances (including valuation allowance), accrued interest or penalties and uncertain tax positions. In evaluating these judgments, we consider, among other items, projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that Blackstone uses to manage its business. To the extent any portion of the deferred tax assets are not considered to be more likely than not to be realized, a valuation allowance is recorded.
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
Interbank Offered Rates Transition
Certain jurisdictions are currently reforming or phasing out their benchmark interest rates, most notably LIBOR across multiple currencies. Many such reforms and phase outs became effective at the end of 2021 with select U.S. dollar LIBOR tenors persisting through June 2023 and others potentially persisting on a synthetic basis through September 2024. Blackstone has taken steps to prepare for and mitigate the impact of changing base rates and continues to manage transition efforts and evaluate the impact of prospective changes on existing transactions and contractual arrangements. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.”

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
Effect on Fund Management Fees
Our management fees are based on (a) third parties’ capital commitments to a Blackstone Fund, (b) third parties’ capital invested in a Blackstone Fund or (c) the net asset value (“NAV”) or gross asset value (“GAV”) of a Blackstone Fund, vehicle or separately managed account, as described in our Consolidated Financial Statements. Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV, GAV or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV or GAV is dependent on the number and types of Blackstone Funds, vehicles, or separately managed accounts in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2022 and December 31, 2021, the percentages of our fund management fees based on the NAV or GAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2022	2021
Fund Management Fees Based on the NAV or GAV of the Applicable Funds or Separately Managed Accounts	49%	40%

Market Risk
The Blackstone Funds hold investments which are reported at fair value and Blackstone invests directly in securities measured at fair value. Based on the fair value as of December 31, 2022 and December 31, 2021, we estimate that a 10% decline in the fair value of investments, excluding equity securities without a readily determinable fair value measured in accordance with the measurement alternative, would result in the following declines in Management and Advisory Fees, Net, Unrealized Performance Allocations, Net and Unrealized Principal Investment Income:

	December 31,
	2022			2021
	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)	Unrealized Principal Investment Income (c)	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)	Unrealized Principal Investment Income (c)

	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$319,183	$2,249,535	$549,836	$289,686	$2,354,033	$325,681

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline. Presented net of Unrealized Performance Allocations Compensation.
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
Exchange Rate Risk
Blackstone and the Blackstone Funds hold investments that are denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and non-U.S. dollar currencies. Additionally, a portion of our management fees are denominated in non-U.S. dollar currencies. We estimate that as of December 31, 2022 and December 31, 2021, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management and Advisory Fees, Net, Unrealized Performance Allocations, Net and Unrealized Principal Investment Income:

	December 31,
	2022			2021
	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)(c)	Unrealized Principal Investment Income (b)	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)(c)	Unrealized Principal Investment Income (b)

	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$38,466	$850,109	$79,333	$36,154	$862,488	$115,235

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.
(c)	Presented net of Unrealized Performance Allocations Compensation.

Interest Rate Risk
Blackstone may have debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Blackstone did not have variable interest based debt obligations payable as of December 31, 2022 and therefore, interest expense was not impacted by changes in interest rates for the year ended December 31, 2022. As of December 31, 2021, Blackstone had $250.0 million outstanding under the revolver that bears interest at a variable rate. The annualized increase in interest expense due to a 1% increase in interest rates would be $2.5 million as a result of this borrowing, which was subsequently repaid on January 14, 2022.
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

	December 31,
	2022			2021
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets

	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$9,295	(a)	$28,676	$10,839	(a)	$12,944

(a)	As of December 31, 2022 and 2021, this represents 0.2% and 0.6% of our portfolio of liquid assets, respectively.
Blackstone has U.S. dollar and non-U.S. dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of December 31, 2022 and December 31, 2021, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	December 31,
	2022	2021

	(Dollars in Thousands)
Annualized Increase (Decrease) in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$(4,373)	$8,499
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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2022	2021

	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$12,605	$21,831

(a)	As of December 31, 2022 and 2021, this represents 0.3% and 1.2% of our portfolio of liquid assets, respectively.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blackstone Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Blackstone Inc. and subsidiaries (“Blackstone”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited Blackstone’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackstone as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control — Integrated Framework (2013)
 issued by COSO.
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
Blackstone, as a general partner, is entitled to an allocation of income from certain carry fund and open-ended structures (“Blackstone Funds”) assuming certain investment returns are achieved, referred to as “Performance Allocations”. Performance Allocations in carry fund structures are made based on cumulative fund performance to date, subject to a preferred return to limited partners. Performance Allocations in open-ended structures are based on fund or vehicle performance over a period of time, subject to a high water mark and preferred return to limited partners or investors. The change in the fair value of the underlying investments held by the Blackstone Funds is the significant input into this calculation.
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
We considered the valuation of investments without readily determinable fair values used in the calculation of Performance Allocations and Accrued Performance Allocations as a critical audit matter because of the valuation techniques, assumptions, market impacts and subjectivity of certain unobservable inputs used in the valuation. Auditing the fair value of certain of these investments required a high degree of auditor judgment and increased effort, including the involvement of our internal fair value specialists as needed, who possess significant fair value methodology and modeling expertise.

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
•
We utilized our internal fair value specialists, as needed, to assist in the evaluation of management’s valuation methodologies and assumptions (or “inputs”). With the assistance of our internal fair value specialists, we evaluated relevant inputs (e.g., cash flow projections, guideline public companies or transactions, valuation multiples, discount rates, yields, capitalization rates and exit multiples used in the calculation of the terminal value). Our fair value procedures included testing the underlying source information of the assumptions, as well as developing a range of independent estimates and comparing those to the inputs used by management.

•	We evaluated management’s valuation methodologies and modeling techniques for consistency with the expected methodologies of market participants in developing an estimate of fair value.
•
We evaluated the impact of current market events and conditions, as well as relevant comparable transactions, on the valuation techniques and assumptions used by management (e.g., sector and geographic location performance, cash flow projections, occupancy rates and other market fundamentals, commodity prices, and interest rates).

•
When applicable, we inspected industry reports for each industry in the portfolio to evaluate the consistency of current valuations with expected industry performance and inclusion of significant economic or industry events.

•	We evaluated management’s ability to accurately estimate fair value by comparing previous estimates of fair value to investment transactions with third parties.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 24, 2023
We have served as Blackstone’s auditor since 2006.

Blackstone Inc.
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share Data)

	December 31, 2022	December 31, 2021
Assets
Cash and Cash Equivalents	$4,252,003	$2,119,738
Cash Held by Blackstone Funds and Other	241,712	79,994
Investments	27,553,251	28,665,043
Accounts Receivable	462,904	636,616
Due from Affiliates	4,146,707	4,656,867
Intangible Assets, Net	217,287	284,384
Goodwill	1,890,202	1,890,202
Other Assets	800,458	492,936
Right-of-Use Assets	896,981	788,991
Deferred Tax Assets	2,062,722	1,581,637

Total Assets	$42,524,227	$41,196,408

Liabilities and Equity
Loans Payable	$12,349,584	$7,748,163
Due to Affiliates	2,118,481	1,906,098
Accrued Compensation and Benefits	6,101,801	7,905,070
Securities Sold, Not Yet Purchased	3,825	27,849
Repurchase Agreements	89,944	57,980
Operating Lease Liabilities	1,021,454	908,033
Accounts Payable, Accrued Expenses and Other Liabilities	1,158,071	937,169

Total Liabilities	22,843,160	19,490,362

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,715,006	68,028

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (710,276,923 shares issued and outstanding as of December 31, 2022; 704,339,774 shares issued and outstanding as of December 31, 2021)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of December 31, 2022 and December 31, 2021)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of December 31, 2022 and December 31, 2021)	—	—
Additional Paid-in-Capital	5,935,273	5,794,727
Retained Earnings	1,748,106	3,647,785
Accumulated Other Comprehensive Loss	(27,475)	(19,626)

Total Stockholders’ Equity of Blackstone Inc.	7,655,911	9,422,893
Non-Controlling Interests in Consolidated Entities	5,056,480	5,600,653
Non-Controlling Interests in Blackstone Holdings	5,253,670	6,614,472

Total Equity	17,966,061	21,638,018

Total Liabilities and Equity	$42,524,227	$41,196,408

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

	December 31, 2022	December 31, 2021
Assets
Cash Held by Blackstone Funds and Other	$241,712	$79,994
Investments	5,136,542	2,018,829
Accounts Receivable	55,223	64,680
Due from Affiliates	7,152	13,748
Other Assets	2,159	251

Total Assets	$5,442,788	$2,177,502

Liabilities
Loans Payable	$1,450,000	$101
Due to Affiliates	82,345	95,204
Securities Sold, Not Yet Purchased	—	23,557
Repurchase Agreements	—	15,980
Accounts Payable, Accrued Expenses and Other Liabilities	25,858	10,420

Total Liabilities	$1,558,203	$145,262

See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Management and Advisory Fees, Net	$6,303,315	$5,170,707	$4,092,549

Incentive Fees	525,127	253,991	138,661

Investment Income (Loss)
Performance Allocations
Realized	5,381,640	5,653,452	2,106,000
Unrealized	(3,435,056)	8,675,246	(384,393)
Principal Investments
Realized	850,327	1,003,822	391,628
Unrealized	(1,563,849)	1,456,201	(114,607)

Total Investment Income	1,233,062	16,788,721	1,998,628

Interest and Dividend Revenue	271,612	160,643	125,231
Other	184,557	203,086	(253,142)

Total Revenues	8,517,673	22,577,148	6,101,927

Expenses
Compensation and Benefits
Compensation	2,569,780	2,161,973	1,855,619
Incentive Fee Compensation	207,998	98,112	44,425
Performance Allocations Compensation
Realized	2,225,264	2,311,993	843,230
Unrealized	(1,470,588)	3,778,048	(154,516)

Total Compensation and Benefits	3,532,454	8,350,126	2,588,758
General, Administrative and Other	1,092,671	917,847	711,782
Interest Expense	317,225	198,268	166,162
Fund Expenses	30,675	10,376	12,864

Total Expenses	4,973,025	9,476,617	3,479,566

Other Income (Loss)
Change in Tax Receivable Agreement Liability	22,283	(2,759)	(35,383)
Net Gains (Losses) from Fund Investment Activities	(105,142)	461,624	30,542

Total Other Income (Loss)	(82,859)	458,865	(4,841)

Income Before Provision for Taxes	3,461,789	13,559,396	2,617,520
Provision for Taxes	472,880	1,184,401	356,014

Net Income	2,988,909	12,374,995	2,261,506
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(142,890)	5,740	(13,898)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	107,766	1,625,306	217,117
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,276,402	4,886,552	1,012,924

Net Income Attributable to Blackstone Inc.	$1,747,631	$5,857,397	$1,045,363

Net Income Per Share of Common Stock
Basic	$2.36	$8.14	$1.50

Diluted	$2.36	$8.13	$1.50

Weighted-Average Shares of Common Stock Outstanding
Basic	740,664,038	719,766,879	696,933,548

Diluted	740,942,399	720,125,043	697,258,296

See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Net Income	$2,988,909	$12,374,995	$2,261,506
Other Comprehensive Income (Loss) - Currency Translation Adjustment	(32,523)	(5,814)	23,199

Comprehensive Income	2,956,386	12,369,181	2,284,705

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(163,263)	5,740	(13,898)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	107,766	1,625,306	217,117
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	1,272,101	4,884,533	1,023,459

Comprehensive Income Attributable to Non-Controlling Interests	1,216,604	6,515,579	1,226,678

Comprehensive Income Attributable to Blackstone Inc.	$1,739,782	$5,853,602	$1,058,027

See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2019	671,157,692	$7	$6,428,647	$609,625	$(28,495)	$7,009,784	$4,186,069	$3,819,548	$15,015,401	$87,651
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(216,339)	—	(216,339)	—
Net Income (Loss)	—	—	—	1,045,363	—	1,045,363	217,117	1,012,924	2,275,404	(13,898)
Currency Translation Adjustment	—	—	—	—	12,664	12,664	—	10,535	23,199	—
Capital Contributions	—	—	—	—	—	—	600,222	5,265	605,487	—
Capital Distributions	—	—	—	(1,319,226)	—	(1,319,226)	(738,899)	(1,071,614)	(3,129,739)	(8,592)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(6,013)	—	(6,013)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	23,327	—	—	23,327	—	—	23,327	—
Equity-Based Compensation	—	—	250,850	—	—	250,850	—	188,683	439,533	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,905,220	—	(30,899)	—	—	(30,899)	—	(7)	(30,906)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(8,969,237)	—	(474,006)	—	—	(474,006)	—	—	(474,006)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	10,476	—	—	10,476	—	(10,476)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	18,781,869	—	123,710	—	—	123,710	—	(123,710)	—	—

Balance at December 31, 2020	683,875,544	$7	$6,332,105	$335,762	$(15,831)	$6,652,043	$4,042,157	$3,831,148	$14,525,348	$65,161

(a)
Following the conversion to a corporation, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent. After initial issuance, there have been no changes to the amounts related to Series I and Series II preferred stock during the period presented.

continued…
See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2020	683,875,544	$7	$6,332,105	$335,762	$(15,831)	$6,652,043	$4,042,157	$3,831,148	$14,525,348	$65,161
Net Income	—	—	—	5,857,397	—	5,857,397	1,625,306	4,886,552	12,369,255	5,740
Currency Translation Adjustment	—	—	—	—	(3,795)	(3,795)	—	(2,019)	(5,814)	—
Capital Contributions	—	—	—	—	—	—	1,280,938	10,187	1,291,125	—
Capital Distributions	—	—	—	(2,545,374)	—	(2,545,374)	(1,344,754)	(2,067,387)	(5,957,515)	(2,873)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,994)	—	(2,994)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	58,788	—	—	58,788	—	—	58,788	—
Equity-Based Compensation	—	—	369,517	—	—	369,517	—	263,082	632,599	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	3,982,712	—	(56,120)	—	—	(56,120)	—	—	(56,120)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(10,268,444)	—	(1,216,654)	—	—	(1,216,654)	—	—	(1,216,654)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	10,494	—	—	10,494	—	(10,494)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	26,749,962	—	296,597	—	—	296,597	—	(296,597)	—	—

Balance at December 31, 2021	704,339,774	$7	$5,794,727	$3,647,785	$(19,626)	$9,422,893	$5,600,653	$6,614,472	$21,638,018	$68,028

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued…
See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders' Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities

Balance at December 31, 2021	704,339,774	$7	$5,794,727	$3,647,785	$(19,626)	$9,422,893	$5,600,653	$6,614,472	$21,638,018	$68,028
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	—	—	—	1,146,410
Net Income (Loss)	—	—	—	1,747,631	—	1,747,631	107,766	1,276,402	3,131,799	(142,890)
Currency Translation Adjustment	—	—	—	—	(7,849)	(7,849)	—	(4,301)	(12,150)	(20,373)
Capital Contributions	—	—	—	—	—	—	739,660	9,868	749,528	555,693
Capital Distributions	—	—	—	(3,647,310)	—	(3,647,310)	(1,091,798)	(2,881,343)	(7,620,451)	(180,200)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(299,801)	—	(299,801)	288,338
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	6,690	—	—	6,690	—	—	6,690	—
Equity-Based Compensation	—	—	504,738	—	—	504,738	—	333,645	838,383	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	5,407,340	—	(73,987)	—	—	(73,987)	—	—	(73,987)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,850,000)	—	(391,968)	—	—	(391,968)	—	—	(391,968)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	36,824	—	—	36,824	—	(36,824)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	4,379,809	—	58,249	—	—	58,249	—	(58,249)	—	—

Balance at December 31, 2022	710,276,923	$7	$5,935,273	$1,748,106	$(27,475)	$7,655,911	$5,056,480	$5,253,670	$17,966,061	$1,715,006

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net Income	$2,988,909	$12,374,995	$2,261,506
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(6,474,051)	(6,949,544)	(2,468,801)
Changes in Unrealized (Gains) Losses on Investments	1,828,364	(1,748,824)	54,244
Non-Cash Performance Allocations	3,435,055	(8,675,246)	384,393
Non-Cash Performance Allocations and Incentive Fee Compensation	931,288	6,159,529	715,587
Equity-Based Compensation Expense	846,349	637,441	438,341
Amortization of Intangibles	67,097	74,871	71,053
Other Non-Cash Amounts Included in Net Income	(1,341,059)	(77,849)	58,854
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	31,791	—	—
Cash Relinquished with Deconsolidation of Fund Entities	—	—	(257,544)
Accounts Receivable	177,832	288,306	70,053
Due from Affiliates	654,290	(1,124,667)	(402,488)
Other Assets	(26,853)	(4,792)	(22,704)
Accrued Compensation and Benefits	(2,197,446)	(1,692,562)	(1,077,195)
Securities Sold, Not Yet Purchased	(22,964)	(22,418)	(26,840)
Accounts Payable, Accrued Expenses and Other Liabilities	149,019	152,209	119,906
Repurchase Agreements	31,964	(18,828)	(77,310)
Due to Affiliates	117,219	81,922	32,415
Investments Purchased	(5,228,723)	(7,439,964)	(7,179,951)
Cash Proceeds from Sale of Investments	10,368,172	11,971,409	9,242,426

Net Cash Provided by Operating Activities	6,336,253	3,985,988	1,935,945

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(235,497)	(64,316)	(111,650)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	—	(55,170)

Net Cash Used in Investing Activities	(235,497)	(64,316)	(166,820)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(1,271,907)	(1,347,631)	(747,491)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,268,297	1,275,211	581,077
Payments Under Tax Receivable Agreement	(46,880)	(51,366)	(73,881)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(465,956)	(1,272,774)	(504,912)

continued…
See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2022	2021	2020
Financing Activities (Continued)
Proceeds from Loans Payable	$3,521,544	$2,222,544	$888,636
Repayment and Repurchase of Loans Payable	(280,768)	—	(1,889)
Dividends/Distributions to Stockholders and Unitholders	(6,518,785)	(4,602,574)	(2,385,576)

Net Cash Used in Financing Activities	(3,794,455)	(3,776,590)	(2,244,036)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(12,318)	(9,806)	15,716

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	2,293,983	135,276	(459,195)
Beginning of Period	2,199,732	2,064,456	2,523,651

End of Period	$4,493,715	$2,199,732	$2,064,456

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$261,886	$194,166	$176,620

Payments for Income Taxes	$683,171	$700,690	$209,182

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$34,286	$11,647	$19,202

Notes Issuance Costs	$30,240	$16,991	$8,273

Transfer of Interests to Non-Controlling Interest Holders	$(11,463)	$(2,994)	$(6,013)

Change in Blackstone Inc.’s Ownership Interest	$36,824	$10,494	$10,476

Net Settlement of Vested Common Stock	$387,332	$219,558	$123,478

Conversion of Blackstone Holdings Units to Common Stock	$58,249	$296,597	$123,710

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(120,167)	$(807,309)	$(242,282)

Due to Affiliates	$113,477	$748,521	$218,955

Equity	$6,690	$58,788	$23,327

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Consolidated Statements of Financial Condition:

	December 31, 2022	December 31, 2021
Cash and Cash Equivalents	$4,252,003	$2,119,738
Cash Held by Blackstone Funds and Other	241,712	79,994

	$4,493,715	$2,199,732

See notes to consolidated financial statements.

Blackstone Inc.
Notes to Consolidated Financial Statements
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.    Organization
Blackstone Inc., together with its consolidated subsidiaries (“Blackstone” or the “Company”), is one of the world’s leading investment firms. Blackstone’s asset management business includes investment vehicles focused on real estate, private equity, infrastructure, life sciences, growth equity, credit, real assets and secondary funds, all on a global basis. “Blackstone Funds” refers to the funds and other vehicles that are managed by Blackstone. Blackstone’s business is organized into four segments: Real Estate, Private Equity, Credit & Insurance and Hedge Fund Solutions.
Effective August 6, 2021, The Blackstone Group Inc. changed its name to Blackstone Inc. Blackstone Inc. was initially formed as The Blackstone Group L.P., a Delaware limited partnership, on March 12, 2007. Prior to its conversion (effective July 1, 2019) to a Delaware corporation, Blackstone Inc. was managed and operated by Blackstone Group Management L.L.C., which is wholly owned by Blackstone's senior managing directors and controlled by one of Blackstone's founders, Stephen A. Schwarzman (the “Founder”). Effective February 26, 2021, the Certificate of Incorporation of Blackstone Inc. was amended and restated to rename Blackstone’s Class A common stock as “common stock” and reclassify Blackstone's Class B common stock and Class C common stock into a new Series I preferred stock and a new Series II preferred stock, respectively. All references to common stock, Series I preferred stock and Series II preferred stock prior to such date refer to Class A, Class B and Class C common stock, respectively. See Note 15. “Income Taxes” and Note 16. “Earnings Per Share and Stockholders’ Equity — Stockholders’ Equity.”
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated fi
nanc
ial statements of Blackstone have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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

Blackstone Inc.
Notes to Consolidated Financial Statements - Continued
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
Incentive Fees —
Contractual fees earned based on the performance of Blackstone vehicles (“Incentive Fees”) are a form of variable consideration in Blackstone’s contracts with customers to provide investment management services. Incentive Fees are earned based on performance of the vehicle during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

each vehicle’s governing agreements. Incentive Fees will not be recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone vehicles as of the reporting date are recorded within Due from Affiliates in the Consolidated Statements of Financial Condition.
Investment Income (Loss)
— Investment Income (Loss) represents the unrealized and realized gains and losses on Blackstone’s Performance Allocations and Principal Investments.
In carry fund structures and certain open-ended structures, Blackstone, through its subsidiaries, invests alongside its limited partners in a partnership and is entitled to its pro-rata share of the results of the fund vehicle (a “pro-rata allocation”). In addition to a pro-rata allocation, and assuming certain investment returns are achieved, Blackstone is entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”).
Performance Allocations in carry fund structures are made to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. Performance Allocations in open-ended structures are based on vehicle performance over a period of time, subject to a high water mark and preferred return to investors. At the end of each reporting period, Blackstone calculates the balance of accrued Performance Allocations (“Accrued Performance Allocations”) that would be due to Blackstone for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner or (b) negative performance that would cause the amount due to Blackstone to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. Blackstone ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. Blackstone is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Performance Allocations over the life of a fund. Accrued Performance Allocations as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition.
Performance Allocations in carry fund structures are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Performance Allocations in carry fund structures are subject to clawback to the extent that the Performance Allocation received to date exceeds the amount due to Blackstone based on cumulative results. As such, the accrual for potential repayment of previously received Performance Allocations, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone carry funds if the Blackstone carry funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain funds, including certain Blackstone real estate funds, multi-asset class investment funds and credit-focused funds, which may have an interim clawback liability. Performance Allocations in open-ended structures are realized based on the stated time period in the agreements and are generally not subject to clawback once paid.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Blackstone’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument
.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Level II Valuation Techniques
Financial instruments classified within Level II of the fair value hierarchy comprise debt instruments, including debt securities sold, not yet purchased and certain equity securities and derivative instruments valued using observable inputs are also classified as Level II.
The valuation techniques used to value financial instruments classified within Level II of the fair value hierarchy are as follows:

•
Debt Instruments and Equity Securities are valued on the basis of prices from an orderly transaction between market participants including those provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. The valuation of certain equity securities is based on an observable price for an identical security adjusted for the effect of a restriction.

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
Investments, at Fair Value
Generally, the Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Accounting and Auditing Guide,
Investment Companies
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

Blackstone Inc.
Notes to Consolidated Financial Statements— Continued
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
Strategic Partners’ results presented in Blackstone’s consolidated financial statements are reported on a three month lag from Strategic Partners’ fund financial statements, which report the performance of underlying investments generally on a same quarter basis, if available. Therefore, Strategic Partners’ results presented herein do not reflect the impact of economic and market activity in the current quarter. Current quarter market activity of Strategic Partners’ underlying investments is expected to affect Blackstone’s reported results in upcoming periods.
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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Compensation and Benefits — Performance Allocations Compensation —
Performance Allocation Compensation consists of compensation paid based on Performance Allocations (which may be distributed in cash or in-kind). Such compensation expense is subject to both positive and negative adjustments. Performance Allocations Compensation is generally based on the performance of individual investments held by a fund rather than on a fund by fund basis. These amounts may also include allocations of investment income from Blackstone’s principal investments, to senior managing directors and employees participating in certain profit sharing initiatives.
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
Redeemable Non-Controlling Interests in Consolidated Entities
Investors in certain consolidated vehicles may be granted redemption rights that allow for quarterly or monthly redemption, as outlined in the relevant governing documents. Such redemption rights may be subject to certain limitations, including limits on the aggregate amount of interests that may be redeemed in a given period, may only allow for redemption following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee during the period when capital may not be withdrawn. As a result, amounts relating to third party interests in such consolidated vehicles are presented as Redeemable Non-Controlling Interests in Consolidated Entities within the Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. For all consolidated vehicles in which redemption rights have not been granted, non-controlling interests are presented within Equity in the Consolidated Statements of Financial Condition as Non-Controlling Interests in Consolidated Entities.
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
Provision for Income Taxes
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
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce the deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are separately stated, and deferred tax liabilities are included in Accounts Payable, Accrued Expenses, and Other Liabilities in the consolidated financial statements.
Unrecognized Tax Benefits
Blackstone recognizes tax positions in the consolidated financial statements when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in the return and amounts recognized in the consolidated financial statements.
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
3.     Goodwill and Intangible Assets
The carrying value of Goodwill was $1.9 billion as of December 31, 2022 and 2021. At December 31, 2022 and 2021, Blackstone determined there was no evidence of Goodwill impairment.
At December 31, 2022 and 2021, Goodwill has been allocated to each of Blackstone’s four segments as follows: Real Estate ($421.7 million), Private Equity ($870.0 million), Credit & Insurance ($426.4 million) and Hedge Fund Solutions ($172.1 million).
Intangible Assets, Net consists of the following:

	December 31,
	2022	2021
Finite-Lived Intangible Assets/Contractual Rights	$1,745,376	$1,745,376
Accumulated Amortization	(1,528,089)	(1,460,992)

Intangible Assets, Net	$217,287	$284,384

Changes in Blackstone’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2022	2021	2020
Balance, Beginning of Year	$284,384	$347,955	$397,508
Amortization Expense	(67,097)	(74,871)	(71,053)
Acquisitions (a)	—	11,300	21,500

Balance, End of Year	$217,287	$284,384	$347,955

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

Amortization of Intangible Assets held at December 31, 2022 is expected to be $38.1 million, $30.5 million, $30.5 million, $30.4 million and $29.3 million for each of the years ending December 31, 2023, 2024, 2025, 2026 and 2027, respectively. Blackstone’s Intangible Assets as of December 31, 2022 are expected to amortize over a weighted-average period of 7.1 years.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.    Investments
Investments consist of the following:

	December 31,
	2022	2021
Investments of Consolidated Blackstone Funds	$5,136,966	$2,018,829
Equity Method Investments
Partnership Investments	5,530,419	5,635,212
Accrued Performance Allocations	12,360,684	17,096,873
Corporate Treasury Investments	1,053,540	658,066
Other Investments	3,471,642	3,256,063

	$27,553,251	$28,665,043

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $393.9 million and $375.8 million at December 31, 2022 and December 31, 2021, respectively.
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
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2022	2021	2020
Realized Gains (Losses)	$99,457	$145,305	$(126,397)
Net Change in Unrealized Losses	(264,204)	289,938	60,363

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(164,747)	435,243	(66,034)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	59,605	26,381	96,576

Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities	$(105,142)	$461,624	$30,542

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
On January 26, 2021, Pátria completed its IPO, pursuant to which Blackstone sold a portion of its interests and ceased to have representatives or the right to designate representatives on Pátria’s board of directors. As a result

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

of Pátria’s pre-IPO reorganization transactions (which included Blackstone’s sale of 10% of Pátria’s pre-IPO shares to Pátria’s controlling shareholder) and the consummation of the IPO, Blackstone was deemed to no longer have significant influence over Pátria due to Blackstone’s decreased ownership and lack of board representation. Following the IPO, the retained interest in Pátria is included in Other Investments and accounted for at fair value in accordance with the GAAP guidance for investments in equity securities with a readily determinable fair value. Blackstone sold its remaining shares of Pátria during the three months ended September 30, 2021.
Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission (“SEC”). As of and for the years ended December 31, 2022, 2021 and 2020, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $292.1 million, $1.9 billion and $320.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The summarized financial information of Blackstone’s equity method investments for December 31, 2022 are as follows:

	December 31, 2022 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total
Statement of Financial Condition
Assets
Investments	$295,985,447	$182,732,362	$87,362,311	$38,209,892	$604,290,012
Other Assets	13,601,083	3,194,088	6,345,260	4,079,065	27,219,496

Total Assets	$309,586,530	$185,926,450	$93,707,571	$42,288,957	$631,509,508

Liabilities and Equity
Debt	$118,075,949	$22,779,131	$39,049,599	$662,805	$180,567,484
Other Liabilities	7,735,780	1,310,998	5,644,625	2,092,757	16,784,160

Total Liabilities	125,811,729	24,090,129	44,694,224	2,755,562	197,351,644

Equity	183,774,801	161,836,321	49,013,347	39,533,395	434,157,864

Total Liabilities and Equity	$309,586,530	$185,926,450	$93,707,571	$42,288,957	$631,509,508

Statement of Operations
Interest Income	$2,917,115	$2,012,916	$5,764,150	$16,069	$10,710,250
Other Income	9,432,802	824,779	690,193	286,444	11,234,218
Interest Expense	(3,644,118)	(722,626)	(1,450,447)	(41,522)	(5,858,713)
Other Expenses	(11,089,520)	(2,132,320)	(1,303,902)	(255,459)	(14,781,201)
Net Realized and Unrealized Gain from Investments	7,807,056	2,146,281	(1,330,895)	483,946	9,106,388

Net Income	$5,423,335	$2,129,030	$2,369,099	$489,478	$10,410,942

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2021 are as follows:

	December 31, 2021 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total
Statement of Financial Condition
Assets
Investments	$241,808,879	$175,726,829	$68,426,090	$39,691,668	$525,653,466
Other Assets	13,463,009	5,776,462	5,412,041	3,020,159	27,671,671

Total Assets	$255,271,888	$181,503,291	$73,838,131	$42,711,827	$553,325,137

Liabilities and Equity
Debt	$76,760,932	$20,434,354	$30,792,984	$1,243,453	$129,231,723
Other Liabilities	6,999,032	2,153,071	3,159,548	3,084,558	15,396,209

Total Liabilities	83,759,964	22,587,425	33,952,532	4,328,011	144,627,932

Equity	171,511,924	158,915,866	39,885,599	38,383,816	408,697,205

Total Liabilities and Equity	$255,271,888	$181,503,291	$73,838,131	$42,711,827	$553,325,137

Statement of Operations
Interest Income	$1,422,743	$1,640,402	$2,584,486	$3,563	$5,651,194
Other Income	6,115,960	318,485	306,490	315,894	7,056,829
Interest Expense	(1,475,065)	(331,350)	(427,459)	(30,073)	(2,263,947)
Other Expenses	(6,847,739)	(1,666,930)	(828,689)	(282,474)	(9,625,832)
Net Realized and Unrealized Gain from Investments	31,078,396	43,895,781	3,562,579	4,605,235	83,141,991

Net Income	$30,294,295	$43,856,388	$5,197,407	$4,612,145	$83,960,235

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2020 are as follows:

	December 31, 2020 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Other (a)	Total
Statement of Financial Condition
Assets
Investments	$140,317,595	$112,647,584	$25,473,283	$32,829,525	$11,915	$311,279,902
Other Assets	5,234,463	2,650,267	2,088,882	3,047,256	95,798	13,116,666

Total Assets	$145,552,058	$115,297,851	$27,562,165	$35,876,781	$107,713	$324,396,568

Liabilities and Equity
Debt	$29,962,733	$15,928,802	$7,553,301	$886,292	$—	$54,331,128
Other Liabilities	5,777,808	1,657,846	1,216,354	3,320,551	48,275	12,020,834

Total Liabilities	35,740,541	17,586,648	8,769,655	4,206,843	48,275	66,351,962

Equity	109,811,517	97,711,203	18,792,510	31,669,938	59,438	258,044,606

Total Liabilities and Equity	$145,552,058	$115,297,851	$27,562,165	$35,876,781	$107,713	$324,396,568

Statement of Operations
Interest Income	$608,120	$1,083,534	$1,196,544	$22,157	$—	$2,910,355
Other Income	1,074,818	71,219	323,577	283,250	115,504	1,868,368
Interest Expense	(1,006,311)	(345,060)	(211,507)	(68,887)	—	(1,631,765)
Other Expenses	(1,889,153)	(1,405,029)	(525,456)	(225,384)	(53,292)	(4,098,314)
Net Realized and Unrealized Gain (Losses) from Investments	5,150,127	7,638,733	(1,965,087)	2,449,079	—	13,272,852

Net Income (Loss)	$3,937,601	$7,043,397	$(1,181,929)	$2,460,215	$62,212	$12,321,496

(a)	Other represents the summarized financial information of equity method investments whose results, for segment reporting purposes, have been allocated across more than one of Blackstone’s segments.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total
Accrued Performance Allocations, December 31, 2021	$8,471,754	$7,550,468	$618,246	$456,405	$17,096,873
Performance Allocations as a Result of Changes in Fund Fair Values	2,072,431	(71,156)	106,622	58,216	2,166,113
Foreign Exchange Loss	(122,812)	—	—	—	(122,812)
Impact of Consolidation	(10,393)	—	—	—	(10,393)
Fund Distributions	(5,076,863)	(1,441,737)	(154,970)	(95,527)	(6,769,097)

Accrued Performance Allocations, December 31, 2022	$5,334,117	$6,037,575	$569,898	$419,094	$12,360,684

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Year Ended December 31,
	2022	2021	2020
Realized Gains (Losses)	$(21,511)	$741	$44,700
Net Change in Unrealized Gains (Losses)	(57,426)	39,549	(91,299)

	$(78,937)	$40,290	$(46,599)

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and subordinated notes in non-consolidated CLO vehicles. Equity securities carried at fair value include the ownership of common stock of Corebridge Financial, Inc., formerly known as American International Group, Inc.’s Life and Retirement business (“Corebridge”). Such common stock is subject to certain phased lock-up restrictions that expire over time through five years after the initial public offering (“IPO”) of Corebridge. Equity investments without a readily determinable fair value had a carrying value of $375.5 million as of December 31, 2022. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. Upward adjustments related to investments held as of December 31, 2022 were $
6.4 million during the year ended December 31, 2022, and $240.2 million on a cumulative basis since the inception of the investments. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Year Ended December 31,
	2022	2021	2020
Realized Gains	$203,327	$163,199	$19,573
Net Change in Unrealized Gains (Losses)	(1,128,244)	340,867	(2,647)

	$(924,917)	$504,066	$16,926

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of December 31, 2022 is presented below:

Strategy (a)	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Equity	$454,212	(b)	(b)
Total Real Estate	120,632	(c)	(c)
Credit Driven	26,752	(d)	(d)
Commodities	1,080	(e)	(e)
Diversified Instruments	17	(f)	(f)

	$602,693

(a)	As of December 31, 2022, Blackstone had no unfunded commitments.
(b)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investment representing 23% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 76% of the fair value of the investments in this category are redeemable as of the reporting date.
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

6.    Derivative Financial Instruments
Blackstone and the consolidated Blackstone Funds enter into derivative contracts in the normal course of business to achieve certain risk management objectives and for general investment and business purposes. Blackstone may enter into derivative contracts in order to hedge its interest rate risk exposure against the effects of interest rate changes. Additionally, Blackstone may also enter into derivative contracts in order to hedge its foreign currency risk exposure against the effects of a portion of its non-U.S. dollar denominated currency net investments. As a result of the use of derivative contracts, Blackstone and the consolidated Blackstone Funds are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, Blackstone and the consolidated Blackstone Funds enter into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.

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

	December 31, 2022				December 31, 2021
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$789,540	$188,043	$621,700	$83,331	$609,132	$143,349	$692,442	$138,677
Foreign Currency Contracts	541,238	8,040	190,774	3,542	217,161	1,858	572,643	6,143
Credit Default Swaps	2,007	384	8,768	1,309	2,007	194	9,916	1,055
Total Return Swaps	42,233	6,210	—	—	—	—	—	—
Equity Options	—	—	996,592	48,581	—	—	—	—

	1,375,018	202,677	1,817,834	136,763	828,300	145,401	1,275,001	145,875

Investments of
Consolidated Blackstone Funds
Interest Rate Contracts	931,752	74,926	—	—	—	—	14,000	764
Foreign Currency Contracts	—	—	5,133	284	20,764	339	54,300	370
Credit Default Swaps	—	—	—	—	3,401	321	22,865	799

	931,752	74,926	5,133	284	24,165	660	91,165	1,933

	$2,306,770	$277,603	$1,822,967	$137,047	$852,465	$146,061	$1,366,166	$147,808

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2022	2021	2020
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$15,319	$1,727	$(7,643)
Foreign Currency Contracts	(8,520)	(1,152)	1,105
Credit Default Swaps	(231)	(1,488)	(109)
Total Return Swaps	1,654	(1,254)	(1,875)
Other	—	(40)	14

	8,222	(2,207)	(8,508)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	167,706	89,702	(117,145)
Foreign Currency Contracts	9,666	608	1,231
Credit Default Swaps	73	1,112	(1,777)
Total Return Swaps	5,290	2,130	(1,683)
Equity Options	48,581	—	—
Other	—	(20)	57

	231,316	93,532	(119,317)

	$239,538	$91,325	$(127,825)

As of December 31, 2022, 2021 and 2020, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.
7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2022	2021
Assets
Loans and Receivables	$315,039	$392,732
Equity and Preferred Securities	1,868,192	516,539
Debt Securities	24,784	183,877

	$2,208,015	$1,093,148

Liabilities
Corporate Treasury Commitments	$8,144	$636

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2022		2021		2020
		Net Change		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized	Realized	in Unrealized
	Gains	Gains	Gains	Gains	Gains	Gains
	(Losses)	(Losses)	(Losses)	(Losses)	(Losses)	(Losses)
Assets
Loans and Receivables	$(10,733)	$(464)	$(11,661)	$3,481	$(10,314)	$(2,011)
Equity and Preferred Securities	22,285	(91,338)	42,791	53,157	(342)	(67,869)
Debt Securities	(22,240)	(19,490)	14,399	(14,210)	(22,783)	29,143
Assets of Consolidated CLO Vehicles (a)
Corporate Loans	—	—	—	—	(96,194)	(226,542)
Other	—	—	—	—	—	(325)

	$(10,688)	$(111,292)	$45,529	$42,428	$(129,633)	$(267,604)

Liabilities
Liabilities of Consolidated CLO Vehicles (a)
Senior Secured Notes	$—	$—	$—	$—	$—	$199,445
Subordinated Notes	—	—	—	—	—	30,046
Corporate Treasury Commitments	—	(7,508)	—	(383)	—	(244)

	$—	$(7,508)	$—	$(383)	$—	$229,247

(a)	During the year ended December 31, 2020, Blackstone deconsolidated nine CLO vehicles.
The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2022			December 31, 2021
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	Excess		Excess	Excess		Excess
	(Deficiency)		(Deficiency)	(Deficiency)		(Deficiency)
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(2,861)	$—	$—	$(2,748)	$—	$—
Debt Securities	(48,670)	—	—	(29,475)	—	—

	$(51,531)	$—	$—	$(32,223)	$—	$—

As of December 31, 2022 and 2021, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	December 31, 2022
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$1,134,733	$—	$—	$—	$1,134,733

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	12,024	149,689	4,195,859	596,708	4,954,280
Debt Instruments	—	53,787	53,973	—	107,760
Freestanding Derivatives	—	74,926	—	—	74,926

Total Investments of Consolidated Blackstone Funds	12,024	278,402	4,249,832	596,708	5,136,966
Corporate Treasury Investments	116,266	931,406	5,868	—	1,053,540
Other Investments (b)	1,473,611	1,597,696	51,155	5,985	3,128,447

Total Investments	1,601,901	2,807,504	4,306,855	602,693	9,318,953

Accounts Receivable — Loans and Receivables	—	—	315,039	—	315,039

Other Assets — Freestanding Derivatives	279	196,188	6,210	—	202,677

	$2,736,913	$3,003,692	$4,628,104	$602,693	$10,971,402

Liabilities
Securities Sold, Not Yet Purchased	$3,825	$—	$—	$—	$3,825

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds — Freestanding Derivatives	—	284	—	—	284
Freestanding Derivatives (c)	21	88,161	48,581	—	136,763
Corporate Treasury Commitments (d)	—	—	8,144	—	8,144

Total Accounts Payable, Accrued Expenses and Other Liabilities	21	88,445	56,725	—	145,191

	$3,846	$88,445	$56,725	$—	$149,016

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2021
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$173,408	$—	$—	$—	$173,408

Investments
Investments of Consolidated Blackstone Funds
Investment Funds	—	—	—	18,365	18,365
Equity Securities, Partnerships and LLC Interests (a)	70,484	122,068	1,170,362	363,902	1,726,816
Debt Instruments	642	242,393	29,953	—	272,988
Freestanding Derivatives	—	660	—	—	660

Total Investments of Consolidated Blackstone Funds	71,126	365,121	1,200,315	382,267	2,018,829
Corporate Treasury Investments	86,877	570,712	477	—	658,066
Other Investments (b)	478,892	210,752	2,518,032	4,845	3,212,521

Total Investments	636,895	1,146,585	3,718,824	387,112	5,889,416

Accounts Receivable — Loans and Receivables	—	—	392,732	—	392,732

Other Assets — Freestanding Derivatives	113	145,288	—	—	145,401

	$810,416	$1,291,873	$4,111,556	$387,112	$6,600,957

Liabilities
Securities Sold, Not Yet Purchased	$4,292	$23,557	$—	$—	$27,849

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds — Freestanding Derivatives	—	1,933	—	—	1,933
Freestanding Derivatives	323	145,552	—	—	145,875
Corporate Treasury Commitments (d)	—	—	636	—	636

Total Accounts Payable, Accrued Expenses and Other Liabilities	323	147,485	636	—	148,444

	$4,615	$171,042	$636	$—	$176,293

LLC	Limited Liability Company.
(a)	Equity Securities, Partnership and LLC Interest includes investments in investment funds. Prior period amounts have been reclassified to this presentation.
(b)
Other Investments includes Blackstone’s ownership of common stock of Corebridge. Following Corebridge’s IPO in September 2022, a quoted price for Corebridge’s common shares exists and as such the investment will be measured at fair value on a recurring basis as a Level I investment. Blackstone’s investment in Corebridge was previously valued as a Level III investment on a nonrecurring basis using the measurement alternative. See Note 4. “Investments — Other Investments” for additional details.

(c)	Level III freestanding derivatives are valued using an option pricing model where the significant inputs include the expected return and expected volatility.
(d)	Corporate Treasury Commitments are measured using third party pricing.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2022:

						Impact to
						Valuation
						from an
		Valuation	Unobservable		Weighted-	Increase
	Fair Value	Techniques	Inputs	Ranges	Average (a)	in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$4,195,859	Discounted Cash Flows	Discount Rate	4.1% - 34.5%	8.8%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	14.7x	Higher
			Exit Capitalization Rate	2.6% - 14.4%	4.7%	Lower
		Transaction Price	n/a
Debt Instruments	53,973	Transaction Price	n/a
		Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	4,249,832
Corporate Treasury Investments	5,868	Third Party Pricing	n/a
Loans and Receivables	315,039	Discounted Cash Flows	Discount Rate	7.6% - 11.5%	9.8%	Lower
Other Investments (b)	57,365	Transaction Price	n/a
		Third Party Pricing	n/a

	$4,628,104

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2021:

						Impact to
						Valuation
						from an
		Valuation	Unobservable		Weighted-	Increase
	Fair Value	Techniques	Inputs	Ranges	Average (a)	in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$1,170,362	Discounted Cash Flows	Discount Rate	1.3% - 43.3%	10.4%	Lower
			Exit Multiple - EBITDA	3.7x - 31.4x	14.7x	Higher
			Exit Capitalization Rate	1.3% - 17.3%	4.9%	Lower
Debt Instruments	29,953	Discounted Cash Flows	Discount Rate	6.5% - 19.3%	9.0%	Lower
		Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	1,200,315
Corporate Treasury Investments	477	Discounted Cash Flows	Discount Rate	9.4%	n/a	Lower
		Third Party Pricing	n/a
Loans and Receivables	392,732	Discounted Cash Flows	Discount Rate	6.5% - 12.2%	7.6%	Lower
Other Investments	2,518,032	Third Party Pricing	n/a
		Transaction Price	n/a

	$4,111,556

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of December 31, 2022, Other Investments includes Level III Freestanding Derivatives.
During the year ended December 31, 2022, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Level III Financial Assets at Fair Value
	Year Ended December 31,
	2022				2021
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total

Balance, Beginning of Period	$1,200,315	$392,732	$43,987	$1,637,034	$858,310	$581,079	$46,158	$1,485,547
Transfer In Due to Consolidation and Acquisition	2,985,171	—	—	2,985,171	—	—	—	—
Transfer In to Level III (b)	2,040	—	2,517	4,557	8,254	—	14,162	22,416
Transfer Out of Level III (b)	(76,621)	—	(19,597)	(96,218)	(111,952)	—	(16,388)	(128,340)
Purchases	636,338	805,375	14,524	1,456,237	381,826	955,236	225,297	1,562,359
Sales	(428,379)	(882,668)	(3,797)	(1,314,844)	(292,843)	(1,132,405)	(226,866)	(1,652,114)
Issuances	—	39,514	—	39,514	—	58,221	—	58,221
Settlements	—	(55,308)	(4,433)	(59,741)	—	(85,444)	—	(85,444)
Changes in Gains (Losses) Included in Earnings	(69,032)	15,394	(2,230)	(55,868)	356,720	16,045	1,624	374,389

Balance, End of Period	$4,249,832	$315,039	$30,971	$4,595,842	$1,200,315	$392,732	$43,987	$1,637,034

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(136,037)	$(13,384)	$(11,271)	$(160,692)	$298,740	$(9,005)	$1,412	$291,147

(a)	Represents corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
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

	December 31, 2022	December 31, 2021
Investments	$3,326,669	$3,337,757
Due from Affiliates	189,240	179,939
Potential Clawback Obligation	384,926	44,327

Maximum Exposure to Loss	$3,900,835	$3,562,023

Amounts Due to Non-Consolidated VIEs	$6	$105

10.	Repurchase Agreements
At December 31, 2022 and 2021, Blackstone pledged securities with a carrying value of $89.9 million and $63.0 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$—	$—	$—	$—
Loans	—	70,776	—	19,168	89,944

	$—	$70,776	$—	$19,168	$89,944

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$89,944

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to	30 - 90	Greater than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$15,980	$—	$—	$15,980
Loans	—	—	42,000	—	42,000

	$—	$15,980	$42,000	$—	$57,980

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 12. “Offsetting of Assets and Liabilities”					$57,980

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 12. “Offsetting of Assets and Liabilities”					$—

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	Other Assets
Other Assets consists of the following:

	December 31,
	2022	2021
Furniture, Equipment and Leasehold Improvements	$748,334	$523,452
Less: Accumulated Depreciation	(336,621)	(278,844)

Furniture, Equipment and Leasehold Improvements, Net	411,713	244,608
Prepaid Expenses	165,079	92,359
Freestanding Derivatives	202,677	145,401
Other	20,989	10,568

	$800,458	$492,936

Depreciation expense of $69.2 million, $52.2 million and $35.1 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2022, 2021 and 2020, respectively, is included in General, Administrative and Other in the Consolidated Statements of Operations.

12.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of December 31, 2022 and 2021:

	December 31, 2022
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$277,603	$165,897	$96,436	$15,270

	December 31, 2022
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments (a)	Cash Collateral Pledged
Liabilities
Freestanding Derivatives	$88,182	$85,366	$1,345	$1,471
Repurchase Agreements	89,944	89,944	—	—

	$178,126	$175,310	$1,345	$1,471

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
Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of December 31, 2022, the aggregate cash balance on deposit relating to the cash pooling arrangements was $805.3 million, which was offset and reported net of the accompanying overdraft of $805.2 million.

13.	Borrowings
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

On June 1, 2022, Blackstone through the Issuer, issued
€
500 million aggregate principal amount of senior notes due June 1, 2034 (the “2034 Notes”). The 2034 Notes have an interest rate of 3.500% per annum accruing from June 1, 2022. Interest on the 2034 Notes is payable annually in arrears on June 1 of each year commencing on June 1, 2023.
On June 3, 2022, Blackstone, through the Issuer, entered into an amended and restated $4.135 billion revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders party thereto. The amendment and restatement, among other things, increased the amount of available borrowings and extended the maturity date from November 24, 2025 to June 3, 2027.
On November 3, 2022, Blackstone through the Issuer, issued $600 million aggregate principal amount of senior notes due November 3, 2027 (the “2027 Notes”) and $900 million aggregate principal amount of senior notes due April 22, 2033 (the “2033 Notes”). The 2027 Notes have an interest rate of 5.900% per annum and the 2033 Notes have an interest rate of 6.200% per annum, in each case accruing from November 3, 2022. Interest on the 2027 Notes is payable semi-annually in arrears on May 3 and November 3 of each year commencing on May 3, 2023. Interest on the 2033 Notes is payable semi-annually in arrears on April 22 and October 22 of each year commencing on April 22, 2023.
All of Blackstone’s outstanding senior notes as of December 31, 2022 are unsecured and unsubordinated obligations of the Issuer that are fully and unconditionally guaranteed by Blackstone Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to senior note issuances have been capitalized and are amortized over the life of each respective note.

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

	December 31,
	2022			2021
	Credit Available	Borrowing Outstanding	Effective Interest Rate	Credit Available	Borrowing Outstanding	Effective Interest Rate
Revolving Credit Facility (a)	$4,135,000	$—	-	$2,000,000	$250,000	0.86%
Blackstone Issued Senior Notes (b)
4.750%, Due 2/15/2023	400,000	400,000	5.07%	400,000	400,000	5.08%
2.000%, Due 5/19/2025	321,150	321,150	2.19%	341,100	341,100	2.11%
1.000%, Due 10/5/2026	642,300	642,300	1.16%	682,200	682,200	1.13%
3.150%, Due 10/2/2027	300,000	300,000	3.29%	300,000	300,000	3.30%
5.900%, Due 11/3/2027	600,000	600,000	6.19%	—	—	-
1.625%, Due 8/5/2028	650,000	650,000	1.83%	650,000	650,000	1.68%
1.500%, Due 4/10/2029	642,300	642,300	1.61%	682,200	682,200	1.55%
2.500%, Due 1/10/2030	500,000	500,000	2.73%	500,000	500,000	2.73%
1.600%, Due 3/30/2031	500,000	500,000	1.70%	500,000	500,000	1.70%
2.000%, Due 1/30/2032	800,000	800,000	2.18%	800,000	800,000	2.16%
2.550%, Due 3/30/2032	500,000	500,000	2.66%	—	—	-
6.200%, Due 4/22/2033	900,000	900,000	6.40%	—	—	-
3.500%, Due 6/1/2034	535,250	535,250	3.79%	—	—	-
6.250%, Due 8/15/2042	250,000	250,000	6.65%	250,000	250,000	6.65%
5.000%, Due 6/15/2044	500,000	500,000	5.16%	500,000	500,000	5.16%
4.450%, Due 7/15/2045	350,000	350,000	4.56%	350,000	350,000	4.56%
4.000%, Due 10/2/2047	300,000	300,000	4.20%	300,000	300,000	4.20%
3.500%, Due 9/10/2049	400,000	400,000	3.61%	400,000	400,000	3.61%
2.800%, Due 9/30/2050	400,000	400,000	2.88%	400,000	400,000	2.88%
2.850%, Due 8/5/2051	550,000	550,000	2.92%	550,000	550,000	2.89%
3.200%, Due 1/30/2052	1,000,000	1,000,000	3.26%	—	—	-

	15,176,000	11,041,000		9,605,500	7,855,500
Blackstone Fund Facilities (c)	1,450,000	1,450,000	-	101	101	1.61%

	$16,626,000	$12,491,000		$9,605,601	$7,855,601

(a)
As of December 31, 2022, the Issuer has a credit facility with Citibank, N.A., as Administrative Agent in the amount of $4.135 billion with a maturity date of June 3, 2027. Interest on the borrowings is based on an adjusted Secured Overnight Finance Rate (“SOFR”) rate or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of 0.06%. The margin above adjusted SOFR used to calculate interest on borrowings was 0.75% plus an additional credit spread adjustment of
0.10
% to account for the difference between London Interbank Offered Rate (“LIBOR”) and SOFR. The margin is subject to change based on Blackstone’s credit rating. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. As of December 31, 2022 and 2021, Blackstone had outstanding but undrawn letters of credit against the Credit Facility of $11.2 million and $10.1 million, respectively. The amount Blackstone can draw from the Credit Facility is reduced by the undrawn letters of credit, however the Credit Available presented herein is not reduced by the undrawn letters of credit.

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

(c)
Represents borrowing facilities for the various consolidated Blackstone Funds used to meet liquidity and investing needs. Certain borrowings under these facilities were used for bridge financing and general liquidity purposes. Other borrowings were used to finance the purchase of investments with the borrowing remaining in place until the disposition or refinancing event. Such borrowings have varying maturities and may be rolled over until the disposition or refinancing event. Because the timing of such events is unknown and may occur in the near term, these borrowings are considered short-term in nature. Borrowings bear interest at spreads to market rates or at stated fixed rates that can vary over the borrowing term. Interest may be subject to the performance of the asset and therefore, the stated interest rate and effective interest rate may differ. Borrowings were secured according to the terms of each facility and are generally secured by the investment purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective fund. Certain facilities have commitment fees. When a fund borrows, the proceeds are available only for use by that fund and are not available for the benefit of other funds. Collateral within each fund is also available only against the borrowings by that fund and not against the borrowings of other funds.

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
basis or annual basis.

	December 31,
	2022		2021
Senior Notes	Carrying Value	Fair Value (a)	Carrying Value	Fair Value (a)
4.750%, Due 2/15/2023	$399,838	$399,776	$398,581	$415,880
2.000%, Due 5/19/2025	325,292	305,754	338,275	362,078
1.000%, Due 10/5/2026	642,968	568,525	675,867	700,892
3.150%, Due 10/2/2027	298,101	271,284	297,738	317,610
5.900%, Due 11/3/2027	594,381	606,450	643,251	629,265
1.625%, Due 8/5/2028	644,456	530,933	678,085	720,062
1.500%, Due 4/10/2029	645,819	532,043	491,662	507,350
2.500%, Due 1/10/2030	492,604	405,965	495,541	467,750
1.600%, Due 3/30/2031	495,990	365,380	786,690	767,920
2.000%, Due 1/30/2032	788,082	589,407	—	—
2.550%, Due 3/30/2032	495,207	390,370	—	—
6.200%, Due 4/22/2033	891,277	907,965	—	—
3.500%, Due 6/1/2034	504,695	452,934	—	—
6.250%, Due 8/15/2042	239,176	251,480	238,914	361,775
5.000%, Due 6/15/2044	489,704	441,355	489,446	648,500
4.450%, Due 7/15/2045	344,549	287,242	344,412	426,195
4.000%, Due 10/2/2047	290,935	227,946	290,730	347,370
3.500%, Due 9/10/2049	392,259	275,588	392,089	431,240
2.800%, Due 9/30/2050	393,958	237,552	393,818	382,880
2.850%, Due 8/5/2051	543,162	323,527	542,963	531,355
3.200%, Due 1/30/2052	987,131	646,880	—	—

	$10,899,584	$9,018,356	$7,498,062	$8,018,122

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
Scheduled principal payments for borrowings at December 31, 2022 were as follows:

	Operating Borrowings	Blackstone Fund Facilities	Total Borrowings
2023	$400,000	$—	$400,000
2024	—	—	—
2025	321,150	—	321,150
2026	642,300	—	642,300
2027	900,000	—	900,000
Thereafter	8,777,550	1,450,000	10,227,550

	$11,041,000	$1,450,000	$12,491,000

14. Leases
Blackstone enters into non-cancelable lease and sublease agreements primarily for office space, which expire on various dates through 2043. Occupancy lease agreements, in addition to base rentals, generally are subject to

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

escalation provisions based on certain costs incurred by the landlord, and are recognized on a straight-line basis over the term of the lease agreement. Rent expense includes base contractual rent and variable costs such as building expenses, utilities, taxes and insurance. At December 31, 2022 and 2021, Blackstone maintained irrevocable standby letters of credit and cash deposits as security for the leases of $12.3 million and $9.4 million, respectively. As of December 31, 2022, the weighted-average remaining lease term was 6.8 years, and the weighted-average discount rate was 1.5%.
The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating Lease Cost
Straight-Line Lease Cost (a)	$139,740	$115,875	$107,970
Variable Lease Cost (b)	12,072	10,959	15,426
Sublease Income	(888)	(1,695)	(2,191)

	$150,924	$125,139	$121,205

(a)	Straight-line lease cost includes short-term leases, which are immaterial.
(b)	Variable lease cost approximates variable lease cash payments.
Supplemental cash flow information related to leases were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating Cash Flows for Operating Lease Liabilities	$107,249	$96,007	$102,364
Non-Cash Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$278,010	$352,298	$153,433
The following table shows the undiscounted cash flows on an annual basis for Operating Lease
Liabilities
as of December 31, 2022:

2023	$142,159
2024	151,807
2025	163,407
2026	161,642
2027	158,244
Thereafter	296,207

Total Lease Payments (a)	1,073,466
Less: Imputed Interest	(52,012)

Present Value of Operating Lease Liabilities	$1,021,454

(a)	Excludes signed leases that have not yet commenced.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

15.	Income Taxes
The Income Before Provision for Taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Income Before Provision (Benefit) for Taxes
U.S. Domestic Income	$3,023,588	$13,275,132	$2,311,734
Foreign Income	438,201	284,264	305,786

	$3,461,789	$13,559,396	$2,617,520

The Provision for Taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Current
Federal Income Tax	$503,075	$507,648	$163,227
Foreign Income Tax	75,859	55,376	38,914
State and Local Income Tax	255,421	156,735	66,355

	834,355	719,759	268,496

Deferred
Federal Income Tax	(312,961)	373,223	86,958
Foreign Income Tax	(3,048)	(2,654)	870
State and Local Income Tax	(45,466)	94,073	(310)

	(361,475)	464,642	87,518

Provision for Taxes	$472,880	$1,184,401	$356,014

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2022	2021	2020
Income Before Provision for Taxes	$3,461,789	$13,559,396	$2,617,520
Provision for Taxes	$472,880	$1,184,401	$356,014
Effective Income Tax Rate	13.7%	8.7%	13.6%

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

				2022	2021
	Year Ended December 31,			vs.	vs.
	2022	2021	2020	2021	2020
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	21.0%	—	—
Income Passed Through to Non-Controlling Interest Holders	-8.1%	-10.2%	-10.1%	2.1%	-0.1%
State and Local Income Taxes	6.0%	2.1%	2.4%	3.9%	-0.3%
Change to a Taxable Corporation	—	—	1.4%	—	-1.4%
Change in Valuation Allowance	—	-4.1%	-2.8%	4.1%	-1.3%
Basis Adjustment (a)	-4.6%	—	—	-4.6%	—
Other	-0.6%	-0.1%	1.7%	-0.5%	-1.8%

Effective Income Tax Rate	13.7%	8.7%	13.6%	5.0%	-4.9%

(a)
Represents the impact of the out-of-period adjustment made during the year ended December 31, 2022 to revise the book investment basis used to calculate deferred tax assets and the deferred tax provision.

Blackstone’s effective tax rate for the year ended December 31, 2022 was impacted by recent increases in Blackstone’s state tax provisions for the jurisdictions in which it operates and larger benefits recorded in December 31, 2021 for valuation allowance releases.
During the year ended December 31, 2022, Blackstone recorded an out-of-period adjustment to revise the book investment basis used to calculate deferred tax assets and the deferred tax provision. The cumulative impact of the correction related to prior years resulted in a decrease of $158.2 million in the Provision for Taxes for the year ended December 31, 2022 and a corresponding increase to Deferred Tax Assets as of December 31, 2022. The impact of the out-of-period adjustment on the effective income tax rate is reflected in the Basis Adjustment row in the effective income tax rate table above. Blackstone concluded the out-of-period adjustment was not material to the current or prior periods.
Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2022	2021
Deferred Tax Assets
Investment Basis Differences/Net Unrealized Gains and Losses	$2,031,002	$1,572,672
Other	31,720	8,965

Total Deferred Tax Assets	2,062,722	1,581,637

Deferred Tax Liabilities
Investment Basis Differences/Net Unrealized Gains and Losses	15,409	15,421
Other	31,498	16,439

Total Deferred Tax Liabilities	46,907	31,860

Net Deferred Tax Assets	$2,015,815	$1,549,777

The net increase in the deferred tax asset for the year ended December 31, 2022, compared to the year ended December 31, 2021, is primarily due to (a) recognition of additional tax basis in certain assets and recording corresponding deferred tax benefits related to quarterly exchanges of Blackstone Holdings Partnership units for common shares of Blackstone Inc., and (b) an out-of-period adjustment that Blackstone recorded to revise the book investment basis used to calculate deferred tax assets and the deferred tax provision. The adjustment was not material to the current or prior periods and reflects the cumulative impact of the correction, which generated an additional deferred tax asset for the year ended December 31, 2022. Realization of deferred tax assets depends on the expectation and character of future taxable income. In addition, Blackstone has no significant net operating losses carryforward at December 31, 2022.
In evaluating the ability to realize deferred tax assets, Blackstone among other things, considers projections of taxable income (including character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that Blackstone uses to manage its business. To the extent any portion of the deferred tax assets are not considered to be more likely than not to be realized, valuation allowances are recorded.
Currently, Blackstone does not believe it meets the indefinite reversal criteria that would preclude Blackstone from recognizing a deferred tax liability with respect to its foreign subsidiaries. Therefore, if applicable Blackstone recorded a deferred tax liability for any outside basis difference of an investment in a foreign subsidiary.
Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax authorities. As of December 31, 2022, the most material jurisdictions where Blackstone entities are under active examination are New York State and City. The following are the major filing jurisdictions and their respective earliest open period subject to examination:

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Jurisdiction	Year
Federal	2019
New York City	2009
New York State	2016
United Kingdom	2011
Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2022	2021	2020
Unrecognized Tax Benefits — January 1	$47,501	$32,933	$24,958
Additions for Tax Positions of Prior Years	106,059	14,557	7,959
Exchange Rate Fluctuations	64	11	16

Unrecognized Tax Benefits — December 31	$153,624	$47,501	$32,933

If recognized, the above tax benefits of $153.6 million and $47.5 million for the years ended December 31, 2022 and 2021, respectively, would reduce the annual effective rate. It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur during the twelve months subsequent to December 31, 2022. However, at this time, it is not possible to estimate the expected change to the total Unrecognized Tax Benefits and its impact on Blackstone’s effective tax rate.
The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.
During the years ended December 31, 2022, 2021 and 2020, Blackstone accrued no penalties and accrued interest expense related to unrecognized tax benefits of $32.6 million, $1.5 million and $1.3 million, respectively.
Other Income — Change in Tax Receivable Agreement Liability
In 2022 and 2021, the $22.3 million and $(2.8) million, respectively, Change in Tax Receivable Agreement Liability was primarily attributable to a change in our state tax apportionment.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

16. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the years ended December 31, 2022, 2021 and 2020 was calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$1,747,631	$5,857,397	$1,045,363

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	740,664,038	719,766,879	696,933,548
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	278,361	358,164	324,748

Weighted-Average Shares of Common Stock Outstanding, Diluted	740,942,399	720,125,043	697,258,296

Net Income Per Share of Common Stock
Basic	$2.36	$8.14	$1.50

Diluted	$2.36	$8.13	$1.50

Dividends Declared Per Share of Common Stock (a)	$4.94	$3.57	$1.91

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
The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Weighted-Average Blackstone Holdings Partnership Units	466,083,269	486,157,205	504,221,914
Stockholders’ Equity
In connection with Blackstone’s conversion from a limited partnership to a corporation, effective July 1, 2019, each common unit of the partnership outstanding immediately prior to the conversion converted into one issued and outstanding, fully paid and nonassessable share of Class A common stock, $0.00001 par value per share, of the Company. The special voting unit of the partnership outstanding immediately prior to Blackstone’s conversion to a corporation converted into one issued and outstanding, fully paid and nonassessable share of Class B common stock, $0.00001 par value per share, of the Company. The general partner units of the partnership outstanding immediately prior to Blackstone’s conversion to a corporation converted into one issued and outstanding, fully paid and nonassessable share of Class C common stock, $0.00001 par value per share, of the Company.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In connection with the share reclassification, effective February 26, 2021, the Certificate of Incorporation of Blackstone was amended and restated to: (a) rename the Class A common stock as “common stock,” which has the same rights and powers (including, without limitation, with respect to voting) that Blackstone’s Class A common stock formerly had, (b) reclassify the “Class B common stock” into a new “Series I preferred stock,” which has the same rights and powers that the Class B common stock formerly had, and (c) reclassify the Class C common stock into a new “Series II preferred stock,” which has the same rights and powers that the Class C common stock formerly had. In connection with such share reclassification, the Company authorized 10 billion shares of preferred stock with a par value of $0.00001, of which (a) 999,999,000 shares are designated as Series I preferred stock and (b) 1,000 shares are designated as Series II preferred stock. The remaining 9 billion shares may be designated from time to time in accordance with Blackstone's certificate of incorporation. There was 1 share of Series I preferred stock and 1 share of Series II preferred stock issued and outstanding as of December 31, 2022.
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
During the year ended December 31, 2020, Blackstone repurchased 9.0 million shares of common stock at a total cost of $474.0 million. During the year ended December 31, 2021, Blackstone repurchased 10.3 million shares of common stock at a total cost of $1.2 billion. During the year ended December 31, 2022, Blackstone repurchased 3.9 million shares of common stock at a total cost of $392.0 million. As of December 31, 2022, the amount remaining available for repurchases under the program was $1.1 billion.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Shares Eligible for Dividends and Distributions
As of December 31, 2022, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	710,276,923
Unvested Participating Common Stock	32,376,835

Total Participating Common Stock	742,653,758
Participating Blackstone Holdings Partnership Units	463,758,383

1,206,412,141

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
For the years ended December 31, 2022, 2021 and 2020 Blackstone recorded compensation expense of $846.3 million, $637.4 million, and $438.3 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $135.9 million, $84.3 million, and $51.5 million, respectively.
As of December 31, 2022, there was $2.1
billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.4 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,206,514,586 as of December 31, 2022. Total outstanding phantom shares were 59,903 as of December 31, 2022.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of Blackstone’s unvested equity-based awards as of December 31, 2022 and of changes during the period January 1, 2022 through December 31, 2022 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
Unvested Shares/Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Shares of Common Stock	Weighted- Average Grant Date Fair Value	Phantom Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2021	17,344,328	$37.37	26,537,813	$58.34	73,581	$137.65
Granted	1,172,015	33.73	12,073,302	124.80	28,130	125.93
Vested	(6,124,743)	36.12	(6,274,790)	61.73	(6,413)	70.73
Forfeited	(1,361,604)	34.73	(1,334,762)	75.81	(46,412)	130.22

Balance, December 31, 2022	11,029,996	$38.02	31,001,563	$82.94	48,886	$85.04

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of December 31, 2022, are expected to vest:

	Shares/Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	10,751,742	1.3
Deferred Restricted Shares of Common Stock	27,341,906	3.0

Total Equity-Based Awards	38,093,648	2.5

Phantom Shares	40,471	3.0

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
The fair values of deferred restricted shares of common stock have been derived based on the closing price of common stock on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 5 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based on historical turnover rates, ranging from 1.0% to 12.8% annually by employee class, and a per share discount, ranging from $1.23 to $21.53.
The phantom shares vest over the assumed service period, which ranges from 1 to 5 years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom shares held multiplied by the then fair market value of Blackstone’s common stock on such date. Additionally, the calculation of the compensation expense assumes a forfeiture rate based on a historical turnover rates, ranging

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

from 10.4% to 12.8% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.
Blackstone paid $0.6 million, $1.1 million and $0.4 million to non-senior managing director employees in settlement of phantom shares for the years ended December 31, 2022, 2021 and 2020, respectively.
Performance-Based Compensation
During the year ended December 31, 2021, Blackstone issued performance-based compensation, the dollar value of which is based on the future achievement of established business performance conditions. The number of vested shares of common stock to be issued is variable based on the 30-day volume weighted-average price at the end of the performance period. Due to the nature of settlement, the performance-based compensation is classified as a liability. Compensation expense is recognized over the performance period based upon the probable outcome of the performance condition. Due to the variable share settlement, the tables above exclude the impact of this performance-based compensation, as the number of shares to be issued is not yet set.
Blackstone Holdings Partnership Units
Blackstone has granted deferred restricted Blackstone Holdings Partners Units to certain newly hired and pre-existing senior managing directors. Holders of deferred restricted Blackstone Holdings Partnership Units are not entitled to any voting rights.
The fair values of deferred restricted Blackstone Holdings Partnership Units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 3 years. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 6.9%, based on historical experience.
18. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2022	2021
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,344,813	$3,519,945
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	741,319	1,099,899
Accrual for Potential Clawback of Previously Distributed Performance Allocations	60,575	37,023

	$4,146,707	$4,656,867

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2022	2021
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,602,933	$1,558,393
Due to Non-Consolidated Entities	157,982	181,341
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	198,875	77,664
Accrual for Potential Repayment of Previously Received Performance Allocations	158,691	88,700

	$2,118,481	$1,906,098

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of December 31, 2022 and 2021, such investments aggregated $1.6 billion and $1.6 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $10.9 million, $471.5 million and $65.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2022. See Note 19. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.6 billion over the next 15 years. The after-tax net present value of these estimated payments totals $477.0 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2022, payments totaling $67.5 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits Blackstone received for the 2021 taxable year.
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
19. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $5.0 billion of investment commitments as of December 31, 2022 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $210.0 million as of December 31, 2022 which includes $81.2 million of signed investment commitments for portfolio company acquisitions in the process of closing.
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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

These regulatory capital requirements may restrict Blackstone’s ability to withdraw capital from its entities. At December 31, 2022, $106.0 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to Blackstone.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $18.3 million as of December 31, 2022.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of December 31, 2022 was $78.9 million.
Strategic Venture
In December 2022, Blackstone entered into a long-term strategic venture with the Regents of the University of California (“UC Investments”), an institutional investor that subscribed for $4.0 billion of BREIT Class I shares on January 1, 2023. The strategic venture between Blackstone and UC Investments provides a waterfall structure with UC Investments receiving an 11.25% target annualized net return on its $4.0 billion investment in BREIT shares (supported by a pledge by Blackstone of $1.0 billion of its current holdings in BREIT, including any appreciation or dividends received by Blackstone in respect thereof) and upside from its investment. Pursuant to the strategic venture, Blackstone is entitled to receive an incremental 5% cash promote payment from UC Investments on any returns received in excess of the target return. An asset or liability is recognized based on fair value with the maximum potential future obligation capped at the fair value of the assets pledged by Blackstone in the arrangement. As of December 31, 2022, the fair value of the assets pledged was $1.0 billion and the liability recognized was $48.6 million.
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
Over the objection of the Blackstone Defendants and others, in December 2020, the Circuit Court permitted the Attorney General of the Commonwealth of Kentucky (the “AG”) to intervene in the Mayberry Action. On December 9, 2022, the Mayberry Action was stayed pending resolution of an interlocutory appeal in which the Blackstone Defendants and others are arguing that the Circuit Court did not have jurisdiction to continue the Mayberry Action after the ruling of the Kentucky Supreme Court.
In August 2022, KRS was ordered to disclose, and in September 2022, did disclose, a report prepared in 2021 by a law firm retained by KRS to conduct an investigation into the investment activities underlying the lawsuit. According to the report, the investigators “did not find any violations of fiduciary duty or illegal activity by [BLP]” related to KRS’s due diligence and retention of BLP or KRS’s continued investment with BLP. The report quotes contemporaneous communications by KRS staff during the period of the investment recognizing that BLP was exceeding KRS’s returns benchmark, that BLP was providing KRS with “far fewer negative months than any liquid market comparable,” and that BLP “[h]as killed it.”
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
Blackstone continues to believe that the preceding lawsuits against Blackstone are totally without merit and intends to defend them vigorously.
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
In October 2022, as part of a sweep of private equity and other investment advisory firms, the SEC sent us a request for information relating to the retention of certain types of electronic business communications, including text messages, that may be required to be preserved under certain SEC rules. We are cooperating with the SEC’s inquiry.

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
The following table presents the clawback obligations by segment:

	December 31,
	2022			2021
Segment	Blackstone Holdings	Current and Former Personnel (a)	Total (b)	Blackstone Holdings	Current and Former Personnel (a)	Total (b)
Real Estate	$78,644	$51,771	$130,415	$34,080	$20,186	$54,266
Private Equity	19,279	8,569	27,848	5,158	2,196	7,354
Credit & Insurance	223	205	428	12,439	14,641	27,080

	$98,146	$60,545	$158,691	$51,677	$37,023	$88,700

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 18. “Related Party Transactions —Affiliate Receivables and Payables — Due to Affiliates.”
During the year ended December 31, 2022, the Blackstone general partners paid a cash clawback obligation of $27.2 million relating to Blackstone Credit of which $12.5 million was paid by Blackstone Holdings and $14.7 million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2022, $1.1 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

If, at December 31, 2022, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.0 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $5.7 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
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

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit, which is organized into two overarching strategies: private credit (which includes mezzanine direct lending funds, private placement strategies, stressed/distressed strategies and energy strategies) and liquid credit (which consists of CLOs, closed-ended funds, open-ended funds and separately managed accounts). In addition, the segment includes an insurer-focused platform, an asset-based finance platform and publicly traded master limited partnership investment platform.

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
For the year ended December 31, 2022, Blackstone Real Estate Investment Trust (“BREIT”), a vehicle in the Real Estate segment accounted for $841.3 million of Blackstone’s Management and Advisory Fees, Net. Generally, Blackstone identifies the customer as the investors in its managed funds and investment vehicles; but for certain widely held vehicles like BREIT, the fund or investment vehicle is determined to be the customer. Blackstone evaluates the major customer disclosure in the context of its revenue streams as determined under the GAAP guidance for contracts with customers which includes Management and Advisory Fees, Net and Incentive Fees. For the years ended December 31, 2021 and 2020, no individual customer constituted more than 10% of Blackstone’s Management and Advisory Fees, Net and Incentive Fees.
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
Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020.

	December 31, 2022 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$2,462,179	$1,786,923	$1,230,710	$565,226	$6,045,038
Transaction, Advisory and Other Fees, Net	171,424	97,876	34,624	6,193	310,117
Management Fee Offsets	(10,538)	(56,062)	(5,432)	(177)	(72,209)

Total Management and Advisory Fees, Net	2,623,065	1,828,737	1,259,902	571,242	6,282,946
Fee Related Performance Revenues	1,075,424	(648)	374,721	—	1,449,497
Fee Related Compensation	(1,039,125)	(575,194)	(529,784)	(186,672)	(2,330,775)
Other Operating Expenses	(315,331)	(304,177)	(264,181)	(105,334)	(989,023)

Fee Related Earnings	2,344,033	948,718	840,658	279,236	4,412,645

Realized Performance Revenues	2,985,713	1,191,028	147,413	137,184	4,461,338
Realized Performance Compensation	(1,168,045)	(544,229)	(63,846)	(37,977)	(1,814,097)
Realized Principal Investment Income	150,790	139,767	80,993	24,706	396,256

Total Net Realizations	1,968,458	786,566	164,560	123,913	3,043,497

Total Segment Distributable Earnings	$4,312,491	$1,735,284	$1,005,218	$403,149	$7,456,142

Segment Assets	$14,637,693	$14,142,313	$6,346,001	$2,821,753	$37,947,760

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where
Noted)

	December 31, 2021 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$1,895,412	$1,521,273	$765,905	$636,685	$4,819,275
Transaction, Advisory and Other Fees, Net	160,395	174,905	44,868	11,770	391,938
Management Fee Offsets	(3,499)	(33,247)	(6,653)	(572)	(43,971)

Total Management and Advisory Fees, Net	2,052,308	1,662,931	804,120	647,883	5,167,242
Fee Related Performance Revenues	1,695,019	212,128	118,097	—	2,025,244
Fee Related Compensation	(1,161,349)	(662,824)	(367,322)	(156,515)	(2,348,010)
Other Operating Expenses	(234,505)	(264,468)	(199,912)	(94,792)	(793,677)

Fee Related Earnings	2,351,473	947,767	354,983	396,576	4,050,799

Realized Performance Revenues	1,119,612	2,263,099	209,421	290,980	3,883,112
Realized Performance Compensation	(443,220)	(943,199)	(94,450)	(76,701)	(1,557,570)
Realized Principal Investment Income	196,869	263,368	70,796	56,733	587,766

Total Net Realizations	873,261	1,583,268	185,767	271,012	2,913,308

Total Segment Distributable Earnings	$3,224,734	$2,531,035	$540,750	$667,588	$6,964,107

Segment Assets	$14,866,437	$15,242,626	$6,522,091	$2,791,939	$39,423,093

	Year Ended December 31, 2020
	Real Estate	Private Equity	Credit & Insurance	Hedge Fund Solutions	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$1,553,483	$1,232,028	$603,713	$582,830	$3,972,054
Transaction, Advisory and Other Fees, Net	98,225	82,440	21,311	5,899	207,875
Management Fee Offsets	(13,020)	(44,628)	(10,466)	(650)	(68,764)

Total Management and Advisory Fees, Net	1,638,688	1,269,840	614,558	588,079	4,111,165
Fee Related Performance Revenues	338,161	—	40,515	—	378,676
Fee Related Compensation	(618,105)	(455,538)	(261,214)	(161,713)	(1,496,570)
Other Operating Expenses	(183,132)	(195,213)	(165,114)	(79,758)	(623,217)

Fee Related Earnings	1,175,612	619,089	228,745	346,608	2,370,054

Realized Performance Revenues	787,768	877,493	20,943	179,789	1,865,993
Realized Performance Compensation	(312,698)	(366,949)	(3,476)	(31,224)	(714,347)
Realized Principal Investment Income	24,764	72,089	7,970	54,110	158,933

Total Net Realizations	499,834	582,633	25,437	202,675	1,310,579

Total Segment Distributable Earnings	$1,675,446	$1,201,722	$254,182	$549,283	$3,680,633

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the years ended December 31, 2022, 2021 and 2020 along with Total Assets as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	2020
Revenues
Total GAAP Revenues	$8,517,673	$22,577,148	$6,101,927
Less: Unrealized Performance Revenues (a)	3,436,978	(8,675,246)	384,758
Less: Unrealized Principal Investment (Income) Loss (b)	1,235,529	(679,767)	101,742
Less: Interest and Dividend Revenue (c)	(285,075)	(163,044)	(130,112)
Less: Other Revenue (d)	(183,754)	(202,885)	253,693
Impact of Consolidation (e)	(109,379)	(1,197,854)	(234,148)
Amortization of Intangibles (f)	—	—	1,548
Transaction-Related Charges (g)	(24,656)	660	29,837
Intersegment Eliminations	2,721	4,352	5,522

Total Segment Revenue (h)	$12,590,037	$11,663,364	$6,514,767

	Year Ended December 31,
	2022	2021	2020
Expenses
Total GAAP Expenses	$4,973,025	$9,476,617	$3,479,566
Less: Unrealized Performance Allocations Compensation (i)	1,470,588	(3,778,048)	154,516
Less: Equity-Based Compensation (j)	(782,090)	(559,537)	(333,767)
Less: Interest Expense (k)	(316,569)	(196,632)	(165,022)
Impact of Consolidation (e)	(61,644)	(25,673)	(26,088)
Amortization of Intangibles (f)	(60,481)	(68,256)	(64,436)
Transaction-Related Charges (g)	(81,789)	(143,378)	(210,892)
Administrative Fee Adjustment (l)	(9,866)	(10,188)	(5,265)
Intersegment Eliminations	2,721	4,352	5,522

Total Segment Expenses (m)	$5,133,895	$4,699,257	$2,834,134

	Year Ended December 31,
	2022	2021	2020
Other Income
Total GAAP Other Income	$(82,859)	$458,865	$(4,841)
Impact of Consolidation (e)	82,859	(458,865)	4,841

Total Segment Other Income	$—	$—	$—

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2022	2021	2020
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$3,461,789	$13,559,396	$2,617,520
Less: Unrealized Performance Revenues (a)	3,436,978	(8,675,246)	384,758
Less: Unrealized Principal Investment (Income) Loss (b)	1,235,529	(679,767)	101,742
Less: Interest and Dividend Revenue (c)	(285,075)	(163,044)	(130,112)
Less: Other Revenue (d)	(183,754)	(202,885)	253,693
Plus: Unrealized Performance Allocations Compensation (i)	(1,470,588)	3,778,048	(154,516)
Plus: Equity-Based Compensation (j)	782,090	559,537	333,767
Plus: Interest Expense (k)	316,569	196,632	165,022
Impact of Consolidation (e)	35,124	(1,631,046)	(203,219)
Amortization of Intangibles (f)	60,481	68,256	65,984
Transaction-Related Charges (g)	57,133	144,038	240,729
Administrative Fee Adjustment (l)	9,866	10,188	5,265

Total Segment Distributable Earnings	$7,456,142	$6,964,107	$3,680,633

	As of December 31,
	2022	2021
Total Assets
Total GAAP Assets	$42,524,227	$41,196,408
Impact of Consolidation (e)	(4,576,467)	(1,773,315)

Total Segment Assets	$37,947,760	$39,423,093

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
(d)
This adjustment removes Other Revenue on a segment basis. For the years ended December 31, 2022, 2021 and 2020, Other Revenue on a GAAP basis was $184.6 million, $203.1 million and $(253.1) million and included $182.9 million, $200.6 million and $(257.8) million of foreign exchange gains (losses), respectively.

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

(f)
This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation. This amount includes amortization of intangibles associated with Blackstone’s investment in Pátria, which was historically accounted for under the equity method. As a result of Pátria’s IPO in January 2021, equity method has been discontinued and there is no longer amortization of intangibles associated with the investment.

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

(h)	Total Segment Revenues is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Total Segment Management and Advisory Fees, Net	$6,282,946	$5,167,242	$4,111,165
Total Segment Fee Related Performance Revenues	1,449,497	2,025,244	378,676
Total Segment Realized Performance Revenues	4,461,338	3,883,112	1,865,993
Total Segment Realized Principal Investment Income	396,256	587,766	158,933

Total Segment Revenues	$12,590,037	$11,663,364	$6,514,767

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Total Segment Fee Related Compensation	$2,330,775	$2,348,010	$1,496,570
Total Segment Realized Performance Compensation	1,814,097	1,557,570	714,347
Total Segment Other Operating Expenses	989,023	793,677	623,217

Total Segment Expenses	$5,133,895	$4,699,257	$2,834,134

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Consolidated Statement of Operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Management and Advisory Fees, Net
GAAP	$6,303,315	$5,170,707	$4,092,549
Segment Adjustment (a)	(20,369)	(3,465)	18,616

Total Segment	$6,282,946	$5,167,242	$4,111,165

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2022	2021	2020
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$525,127	$253,991	$138,661
Investment Income — Realized Performance Allocations	5,381,640	5,653,452	2,106,000

GAAP	5,906,767	5,907,443	2,244,661
Total Segment
Less: Realized Performance Revenues	(4,461,338)	(3,883,112)	(1,865,993)
Segment Adjustment (b)	4,068	913	8

Total Segment	$1,449,497	$2,025,244	$378,676

	Year Ended December 31,
	2022	2021	2020
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$2,569,780	$2,161,973	$1,855,619
Incentive Fee Compensation	207,998	98,112	44,425
Realized Performance Allocations Compensation	2,225,264	2,311,993	843,230

GAAP	5,003,042	4,572,078	2,743,274
Total Segment
Less: Realized Performance Compensation	(1,814,097)	(1,557,570)	(714,347)
Less: Equity-Based Compensation — Fee Related Compensation	(772,170)	(551,263)	(326,116)
Less: Equity-Based Compensation — Performance Compensation	(9,920)	(8,274)	(7,651)
Segment Adjustment (c)	(76,080)	(106,961)	(198,590)

Total Segment	$2,330,775	$2,348,010	$1,496,570

	Year Ended December 31,
	2022	2021	2020
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$1,092,671	$917,847	$711,782
Segment Adjustment (d)	(103,648)	(124,170)	(88,565)

Total Segment	$989,023	$793,677	$623,217

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2022	2021	2020
Realized Performance Revenues
GAAP
Incentive Fees	$525,127	$253,991	$138,661
Investment Income — Realized Performance Allocations	5,381,640	5,653,452	2,106,000

GAAP	5,906,767	5,907,443	2,244,661
Total Segment
Less: Fee Related Performance Revenues	(1,449,497)	(2,025,244)	(378,676)
Segment Adjustment (b)	4,068	913	8

Total Segment	$4,461,338	$3,883,112	$1,865,993

	Year Ended December 31,
	2022	2021	2020
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$207,998	$98,112	$44,425
Realized Performance Allocations Compensation	2,225,264	2,311,993	843,230

GAAP	2,433,262	2,410,105	887,655
Total Segment
Less: Fee Related Performance Compensation (e)	(609,245)	(844,261)	(165,657)
Less: Equity-Based Compensation — Performance Compensation	(9,920)	(8,274)	(7,651)

Total Segment	$1,814,097	$1,557,570	$714,347

	Year Ended December 31,
	2022	2021	2020
Realized Principal Investment Income
GAAP	$850,327	$1,003,822	$391,628
Segment Adjustment (f)	(454,071)	(416,056)	(232,695)

Total Segment	$396,256	$587,766	$158,933

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
There have been no events since December 31, 2022 that require recognition or disclosure in the Consolidated Financial Statements.

Item 8A.	Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2022
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$4,252,003	$—	$—	$4,252,003
Cash Held by Blackstone Funds and Other	—	241,712	—	241,712
Investments	23,236,603	5,136,542	(819,894)	27,553,251
Accounts Receivable	407,681	55,223	—	462,904
Due from Affiliates	4,185,982	8,417	(47,692)	4,146,707
Intangible Assets, Net	217,287	—	—	217,287
Goodwill	1,890,202	—	—	1,890,202
Other Assets	798,299	2,159	—	800,458
Right-of-Use Assets	896,981	—	—	896,981
Deferred Tax Assets	2,062,722	—	—	2,062,722

Total Assets	$37,947,760	$5,444,053	$(867,586)	$42,524,227

Liabilities and Equity
Loans Payable	$10,899,584	$1,450,000	$—	$12,349,584
Due to Affiliates	2,039,549	128,681	(49,749)	2,118,481
Accrued Compensation and Benefits	6,101,801	—	—	6,101,801
Securities Sold, Not Yet Purchased	3,825	—	—	3,825
Repurchase Agreements	89,944	—	—	89,944
Operating Lease Liabilities	1,021,454	—	—	1,021,454
Accounts Payable, Accrued Expenses and Other
Liabilities	1,132,213	25,858	—	1,158,071

Total Liabilities	21,288,370	1,604,539	(49,749)	22,843,160

Redeemable Non-Controlling Interests in Consolidated Entities	3	1,715,003	—	1,715,006

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	5,935,273	800,381	(800,381)	5,935,273
Retained Earnings	1,748,106	17,456	(17,456)	1,748,106
Accumulated Other Comprehensive Income (Loss)	(35,346)	7,871	—	(27,475)
Non-Controlling Interests in Consolidated Entities	3,757,677	1,298,803	—	5,056,480
Non-Controlling Interests in Blackstone Holdings	5,253,670	—	—	5,253,670

Total Equity	16,659,387	2,124,511	(817,837)	17,966,061

Total Liabilities and Equity	$37,947,760	$5,444,053	$(867,586)	$42,524,227

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
Blackstone Infrastructure Hogan Co-Invest (CYM) L.P.*
Mezzanine side-by-side investment vehicles
Private equity side-by-side investment vehicles
Real estate side-by-side investment vehicles
Hedge Fund Solutions side-by-side investment vehicles.

*	Consolidated as of December 31, 2022 only.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2022 based on the framework established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2022 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2022, which is included herein.

Item 9B.	Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures provided to us by Atlantia S.p.A.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of Blackstone Inc.
Our directors and executive officers as of the date of this filing are:

Name	Age	Position
Stephen A. Schwarzman	76	Founder, Chairman and Chief Executive Officer and Director
Jonathan D. Gray	53	President, Chief Operating Officer and Director
Michael S. Chae	54	Chief Financial Officer
John G. Finley	66	Chief Legal Officer
Joseph P. Baratta	52	Director
Kelly A. Ayotte	54	Director
James W. Breyer	61	Director
Reginald J. Brown	55	Director
Sir John Antony Hood	71	Director
Rochelle B. Lazarus	75	Director
The Right Honorable Brian Mulroney	83	Director
William G. Parrett	77	Director
Ruth Porat	65	Director
Stephen A. Schwarzman
is the Chairman, Chief Executive Officer and Co-Founder of Blackstone and the Chairman of our board of directors. Mr. Schwarzman was elected Chairman of the board of directors effective March 20, 2007. He also sits on the firm’s Management Committee. Mr. Schwarzman has been involved in all phases of the firm’s development since its founding in 1985. Mr. Schwarzman is an active philanthropist with a history of supporting education, as well as culture and the arts, among other things. In 2020, he signed The Giving Pledge, committing to give the majority of his wealth to philanthropic causes. In both business and philanthropy, Mr. Schwarzman has dedicated himself to tackling big problems with transformative solutions. In June 2019, he donated £150 million to the University of Oxford to help redefine the study of the humanities for the 21st century. His gift – the largest single donation to Oxford since the renaissance – will create a new Centre for the Humanities which unites all humanities faculties under one roof for the first time in Oxford’s history, and will offer new performing arts and exhibition venues as well as a new Institute for Ethics in AI. In October 2018, he announced a foundational $350 million gift to establish the MIT Schwarzman College of Computing, an interdisciplinary hub which will reorient MIT to address the opportunities and challenges presented by the rise of artificial intelligence, including critical ethical and policy considerations to ensure that the technologies are employed for the common good. In 2015, Mr. Schwarzman donated $150 million to Yale University to establish the Schwarzman Center, a first-of-its-kind campus center in Yale’s historic “Commons” building, and also gave a founding gift of $40 million to the Inner-City Scholarship Fund, which provides tuition assistance to underprivileged children attending Catholic schools in the Archdiocese of New York. In 2013, he founded an international scholarship program, “Schwarzman Scholars,” at Tsinghua University in Beijing to educate future leaders about China. At over $575 million, the program is modeled on the Rhodes Scholarship and is the single largest philanthropic effort in China’s history coming largely from international donors. Mr. Schwarzman is Co-Chair of the Board of Trustees of Schwarzman Scholars. In 2007, Mr. Schwarzman donated $100 million to the New York Public Library on whose board he serves. In 2019, Mr. Schwarzman published his first book,
What It Takes: Lessons in the Pursuit of Excellence
, a New York Times Best Seller which draws from his experiences in business, philanthropy and public service. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He is the former co-chair of the Partnership for New

York City and serves on the boards of The Asia Society and New York Presbyterian Hospital, as well as on The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the board of directors of The John F. Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” In 2016, he topped Forbes Magazine’s list of the most influential people in finance and in 2018 was ranked in the Top 50 on Forbes’ list of the “World’s Most Powerful People.” The Republic of France has awarded Mr. Schwarzman both the Légion d’Honneur and the Ordre des Arts et des Lettres at the Commandeur level. Mr. Schwarzman is one of the only Americans to receive both awards recognizing significant contributions to France. He was also awarded the Order of the Aztec Eagle, Mexico’s highest honor for foreigners, for his work on behalf of the U.S. in support of the U.S.-Mexico-Canada Agreement in 2018. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.
Jonathan D. Gray
is President and Chief Operating Officer of Blackstone and a member of our board of directors. Mr. Gray was elected to the board of directors effective February 24, 2012. He also sits on the firm’s Management Committee and previously served as Global Head of Real Estate, which he helped build into the largest real estate platform in the world. Mr. Gray joined Blackstone in 1992. He currently serves as Chairman of the board of directors of Hilton Worldwide Holdings Inc, and a member of the board of directors of Corebridge Financial. Mr. Gray also previously served as a board member of Nevada Property 1 LLC (The Cosmopolitan of Las Vegas), Invitation Homes Inc., Brixmor Property Group Inc. and La Quinta Holdings Inc. He also serves on the board of Harlem Village Academies. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine focused on the prevention and treatment of certain genetically caused cancers. They also established NYC Kids RISE in partnership with the City of New York to accelerate college savings for low income children. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania.
Michael S. Chae
is Blackstone’s Chief Financial Officer and a member of the firm’s Management Committee and investment committees across most of the firm’s businesses. Mr. Chae has management responsibility over the firm’s global finance, treasury, technology and corporate development functions. He chairs our firmwide valuation and enterprise risk committees. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, Head of Private Equity for Asia/Pacific, and as a senior partner in the U.S. private equity business, where he led numerous investments and served on the boards of many private and publicly traded portfolio companies. Before joining Blackstone, Mr. Chae worked at The Carlyle Group and Dillon, Read & Co. Mr. Chae received an AB from Harvard College, an MPhil. in International Relations from Cambridge University and a JD from Yale Law School. He has been active in the non-profit world with a focus on education and policy. Mr. Chae served as the President of the Board of Trustees of the Lawrenceville School, and remains a Trustee Emeritus and co-chair of its capital campaign. He serves on the boards of the Robin Hood Foundation, the St. Bernard’s School, and the Asia Society. He is a member of the Council on Foreign Relations, and recently founded the Chae Initiative in Private Sector Leadership at Yale Law School.
John G. Finley
is a Senior Managing Director and Chief Legal Officer of Blackstone and a member of the firm’s Management Committee. Before joining Blackstone in 2010, Mr. Finley had been a partner with Simpson Thacher & Bartlett where he was a member of that law firm’s Executive Committee and Co-Head of Global Mergers & Acquisitions. Mr. Finley is an Adviser on the American Law Institute’s Restatement of the Law, Corporate Governance project and a member of the U.S. Advisory Council on Historic Preservation, Dean’s Advisory Board of Harvard Law School, Advisory Board of the Harvard Law School Program on Corporate Governance, Gettysburg Foundation, and Board of Advisors of the Penn Institute for Law and Economics. Mr. Finley is also a director at Tradeweb. He has served on the Committee of Securities Regulation of the New York State Bar Association and the Board of Advisors of the Knight-Bagehot Fellowship in Economics and Business Journalism at Columbia University. Mr. Finley received a B.S. in Economics from the Wharton School of the University of Pennsylvania, a B.A. in History from the College of Arts and Sciences of the University of Pennsylvania, and a J.D. from Harvard Law School.

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
Kelly A. Ayotte
is a member of our board of directors. Ms. Ayotte was elected to the board of directors effective May 13, 2019. Ms. Ayotte represented New Hampshire in the United States Senate from 2011 to 2016, where she chaired the Armed Services Subcommittee on Readiness and the Commerce Subcommittee on Aviation Operations. Ms. Ayotte also served on the Homeland Security and Governmental Affairs, Budget, Small Business and Entrepreneurship, and Aging Committees. Ms. Ayotte served as the “Sherpa” for Justice Neil Gorsuch, leading the effort to secure his confirmation to the United States Supreme Court. From 2004 to 2009, Ms. Ayotte served as New Hampshire’s first female Attorney General having been appointed to that position by Republican Governor Craig Benson and reappointed twice by Democratic Governor John Lynch. Prior to that, she served as the Deputy Attorney General, Chief of the Homicide Prosecution Unit and as Legal Counsel to Governor Craig Benson. Ms. Ayotte began her career as a law clerk to the New Hampshire Supreme Court and as an associate at the Mclane Middleton law firm. Ms. Ayotte serves on the board of directors of Caterpillar Inc., on its nomination and governance committee, and as chair on its sustainability and other public policy committee; the board of directors of News Corporation, on its nomination and governance committee, and as chair of its compensation committee; as the lead independent director on board of directors of Boston Properties, Inc.; the board of directors of Blink Health LLC; and as chair of the board of directors of BAE Systems Inc. Ms. Ayotte previously served on the board of directors of Bloom Energy Corporation and chaired its nomination and governance committee. Ms. Ayotte also serves on the advisory boards of Microsoft, Chubb Insurance and Cirtronics. Ms. Ayotte is a Senior Advisor to Citizens for Responsible Energy Solutions. Ms. Ayotte also serves on the non-profit boards of the One Campaign, International Republican Institute, the McCain Institute, Winning for Women, NH Veteran’s Count and NH Swim with a Mission. Ms. Ayotte is also a member of the Board of Advisors for the Center on Military and Political Power at the Foundation for Defense of Democracies.
James W. Breyer
is a member of our board of directors. Mr. Breyer was elected to the board of directors effective July 14, 2016. Mr. Breyer is the Founder and Chief Executive Officer of Breyer Capital, a premier venture capital firm based in Austin, Texas and Menlo Park, California. Mr. Breyer has been an early investor in over 40 technology companies that have completed successful public offerings or mergers. He served as Partner at Accel Partners from 1990 to 2016 and Managing Partner from 1995 to 2011. Mr. Breyer also has a long record of investing in China and partnering with Chinese entrepreneurs. He is Co-Chairman of IDG Capital, based in Beijing and the first firm to bring venture capital into China. Over the past several years, Mr. Breyer has developed a deep personal and investment interest in long-term oriented entrepreneurs and teams working in artificial/augmented intelligence and human-assisted intelligence and has made numerous investments in this space. Mr. Breyer previously served on the board of directors of Twenty-First Century Fox, Inc. from 2011 to 2019, Facebook, Inc. from 2005 to 2013, Etsy, Inc. from 2008 to 2016, Dell, Inc. from 2009 to 2013 and Wal-Mart Stores, Inc. from 2001 to 2013, as well as a number of other technology companies. Mr. Breyer is currently the Chairman of the Advisory Board at the Tsinghua University School of Economics and Management, a member of Harvard Business School’s Board of Dean’s Advisors, a member of Harvard University’s Global Advisory Council, a founding member of the

Dean’s Advisory Board of Stanford University’s School of Engineering, Chairman of the Stanford Engineering Venture Fund and founding member of the Stanford Institute for Human-Assisted Artificial Intelligence Advisory Board. In addition, Mr. Breyer is a long-time active volunteer as a Trustee of the San Francisco Museum of Modern Art, the Metropolitan Museum of Art, the American Film Institute and Stanford’s Center for Philanthropy and Civil Society.
Reginald J. Brown
is a member of the board of directors of Blackstone. Mr. Brown was elected to the board of directors effective September 15, 2020. Mr. Brown is a partner in the Washington, D.C., office of Kirkland & Ellis LLP. Prior to joining Kirkland, Mr. Brown was a partner at WilmerHale, where he served as chairman of the firm’s Financial Institutions Group and led the firm’s congressional investigations practice as vice chair of the Crisis Management and Strategic Response Group. From 2003 to 2005, Mr. Brown served as associate White House Counsel and special assistant to the President, and prior to serving in government he worked as Assistant to the CEO and Vice President for Corporate Strategy at Nationwide Mutual Insurance Company. Mr. Brown holds a BA from Yale University and a JD from Harvard Law School.
Sir John Antony Hood
is a member of our board of directors. Sir John was elected to the board of directors effective May 14, 2018. Sir John previously served as the President and Chief Executive Officer of the Robertson Foundation, the Chair of the Rhodes Trust, on the board of the Mandela Rhodes Foundation, as Chairman of BMT Group, Ltd, and as a director of WPP plc, where he was chairman of the compensation committee. He currently serves on the Advisory Boards of the Blavatnik School of Government at Oxford. In addition, Sir John serves on the boards of the Fletcher Trust, the British Heart Foundation, and the Said Business School Foundation. From 2004 to 2009, Sir John served as Vice-Chancellor of the University of Oxford, and from 1999 to 2004, he served as Vice-Chancellor of The University of Auckland. Sir John earned a Bachelor of Engineering and a PhD in Civil Engineering from The University of Auckland. Upon completing his doctorate, he was awarded a Rhodes Scholarship to study at the University of Oxford. There he read for an MPhil in Management Studies and was a member of Worcester College. Sir John has been appointed a Knight Companion to the New Zealand Order of Merit.
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
William G. Parrett
is a member of our board of directors. Mr. Parrett was elected to the board of directors effective November 9, 2007. Until May 31, 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu and Senior Partner of Deloitte (USA). Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to Blackstone or its affiliates. Mr. Parrett co-

founded the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Mr. Parrett is a member of the board of directors of New York Foundation for Senior Citizens, ThoughtWorks, where he is the chair of the audit committee and a member of the nominating and governance Committee, and Oracle Corporation, where he is a member of the nominating and governance committee. Mr. Parrett was also previously a member of the board of directors of Eastman Kodak Company, Thermo Fisher Scientific Inc., UBS AG, UBS Americas and Conduent Inc. Mr. Parrett is a past Senior Trustee of the United States Council for International Business and a past Chairman of the Board of Trustees of United Way Worldwide. Mr. Parrett is a Certified Public Accountant with an active license.
Ruth Porat
is a member of the board of directors of Blackstone. Ms. Porat was elected to the board of directors effective June 25, 2020. Ms. Porat joined Google as Senior Vice President and Chief Financial Officer in May 2015 and has also held the same title at Alphabet since it was created in October 2015. She is responsible for Finance, Business Operations and Real Estate & Workplace Services. Prior to joining Google, Ms. Porat was Executive Vice President and Chief Financial Officer of Morgan Stanley and held roles there that included Vice Chairman of Investment Banking, Co-Head of Technology Investment Banking and Global Head of the Financial Institutions Group. Ms. Porat is a member of the Board of Directors of the Stanford Management Company, the Council on Foreign Relations and Bloomberg Philanthropies, and a member of the Board of Trustees of Memorial Sloan Kettering Cancer Center. She previously spent ten years as a member of the Stanford University Board of Trustees. Ms. Porat holds a BA from Stanford University, an MSc from The London School of Economics and an MBA from the Wharton School.
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

When considering whether the members of the board of directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of Blackstone’s business and structure, Mr. Schwarzman focused on the information described in each of the board members’ biographical information set forth above. In particular, with regard to Ms. Ayotte, Mr. Schwarzman considered her distinguished career in government and public service, especially her service as a United States Senator and as New Hampshire Attorney General. With regard to Mr. Breyer, Mr. Schwarzman considered his extensive financial background and significant investment experience at Breyer Capital and Accel Partners. With regard to Mr. Brown, Mr. Schwarzman considered his distinguished career in public service and experience advising large institutions and prominent figures in the private and public sector. With regard to Sir John, Mr. Schwarzman considered his distinguished experience playing a key role in the management and oversight of leading, complex institutions and philanthropic organizations around the world. With regard to Ms. Lazarus, Mr. Schwarzman considered her extensive business background and her management experience in a variety of senior leadership roles at Ogilvy & Mather. With regard to Mr. Mulroney, Mr. Schwarzman considered his distinguished career of government service, especially his service as the Prime Minister of Canada. With regard to Mr. Parrett, Mr. Schwarzman considered his significant experience, expertise and background with regard to auditing and accounting matters, his leadership role at Deloitte and his extensive experience serving as a director on boards of directors. With regard to Ms. Porat, Mr. Schwarzman considered her extensive experience in the financial industry and her leadership roles with Alphabet, Google and Morgan Stanley. With regard to Messrs. Gray and Baratta, Mr. Schwarzman considered their leadership and extensive knowledge of our business and operations gained through their years of service at our firm and, with regard to himself, Mr. Schwarzman considered his role as founder and long-time Chief Executive Officer of our firm.
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
Our board of directors has a total of eleven members, including eight members, Messrs. Breyer, Brown, Hood, Mulroney and Parrett, and Mses. Ayotte, Lazarus and Porat, who are independent under NYSE rules relating to corporate governance matters and the independence standards described in our governance policy.
Board Committees
Our board of directors has three standing committees: the audit committee, the compensation committee and the executive committee.

Audit Committee
. The audit committee consists of Messrs. Parrett (Chairman), Breyer, and Hood and Mses. Ayotte, Lazarus and Porat. The purpose of the audit committee is, among other things, to assist the board of directors in fulfilling its responsibility with respect to its oversight of (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent auditor’s qualification, independence and performance, and (d) the performance of our internal audit function. The audit committee’s responsibilities also include reviewing with management, the independent auditors and internal audit, the areas of material risk to our operations and financial results, including major financial risks and exposures and our guidelines and policies with respect to risk assessment and risk management. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the NYSE listing standards and SEC rules applicable to audit committees. The board of directors has determined that each of Mr. Parrett and Mses. Lazarus and Porat is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. The audit committee has a charter, which is available on our website at http://ir.blackstone.com under “Corporate Governance.”
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
Communications to the Board of Directors
The non-management members of our board of directors meet at least quarterly. The presiding director at these non-management board member meetings is Mr. Parrett. All interested parties, including any employee or stockholder, may send communications to the non-management members of our board of directors by writing to: Blackstone Inc., Attn: Audit Committee, 345 Park Avenue, New York, New York 10154.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of Blackstone Inc.’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us or written representations from such persons that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, with respect to the fiscal year ended December 31, 2022, such persons complied with all such filing requirements, with the exception of the following late filings due to administrative oversight: a Form 4 report on February 25, 2022 by Ms. Porat reflecting a purchase of common stock and a Form 4 report on November 1, 2022 by Mr. Baratta reflecting the exchange of Blackstone Holdings Partnership Units for an equal number of shares of common stock.

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
Our overriding compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (a) annual cash bonus payments tied to Blackstone’s overall performance and the performance of the applicable business unit(s) in which such employee works, (b) performance interests (composed primarily of Performance Allocations, commonly referred to as carried interest, and incentive fee interests) tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility, and (c) deferred equity awards reflecting the value of our common stock. We believe that the appropriate combination of annual cash bonus payments and performance interests and/or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds, as well as the overall performance of the firm and interests of our shareholders, and that base salary should represent a significantly lesser component of total compensation.
We believe that the proportion of compensation that is “at risk” should increase as an employee’s level of responsibility rises. Base salary generally represents a smaller percentage of the total compensation of employees at higher total compensation levels compared to employees at lower total compensation levels. Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation in the form of participation in performance interests, deferred equity awards and, to a lesser extent, annual cash bonuses subject to deferral.
Our compensation program includes significant elements that discourage excessive risk-taking and align the compensation of our employees with the long-term performance of the firm. For example, notwithstanding the fact that for accounting purposes we accrue compensation for the Performance Plans (as defined below) related to our carry funds as increases in the carrying value of the portfolio investments are recorded in those carry funds, we only make cash payments to our employees related to carried interest when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Performance Plans entitle us to “clawback” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. Similarly, for our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period. In addition, and as noted below with respect to our named executive officers, requiring our professional employees to invest in certain of the funds they manage directly aligns the interests of our professionals and our fund investors. In most cases, the carried interest earned on these investments represent a significant percentage of employees’
after-tax
compensation. Lastly, because our equity awards have significant vesting or deferral provisions, the actual amount of compensation realized by the recipient is tied directly to the long-term performance of our common stock. In applicable jurisdictions, specifically in the European Union and the United Kingdom, our compensation program includes additional remuneration policies that may limit or otherwise alter the compensation for certain employees consistent with local regulatory requirements and are aimed at, among other things, discouraging inappropriate risk-taking and aligning compensation with the firm’s strategy and long-term interests consistent with our general compensation program.
We believe our current compensation and benefit allocations for senior professionals are best in class and are consistent with companies in the alternative asset management industry. We generally do not rely on compensation surveys or compensation consultants. Our senior management periodically reviews the effectiveness and competitiveness of our compensation program, and such reviews may in the future involve the assistance of independent consultants.
Personal Investment Obligations
. As part of our compensation philosophy and program, we require our named executive officers to invest their own capital in and alongside the funds that we manage. We believe that this strengthens the alignment of interests between our named executive officers and the investors in those investment funds. (See “— Item 13. Certain Relationships and Related Transactions, and Director Independence — Investment In or Alongside Our Funds.”) In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds.
Minimum Retained Ownership Requirements
. We believe the continued ownership by our named executive officers of significant amounts of our equity affords significant alignment of interests with our shareholders. For equity awards granted in 2019 and onward (other than grants made under our Bonus Deferral Plan), our named executive officers are required to hold 25% of their vested equity for two years after the applicable vesting event. If the named executive officer’s employment terminates prior to such time, however, such 25% of the vested equity must be held for two years after termination of employment. The minimum retained ownership requirements for our named executive officers are further described below under “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022 — Terms of Discretionary Equity Awards — Minimum Retained Ownership Requirements.”
Named Executive Officers
In 2022, our named executive officers were:

Executive	Title
Stephen A. Schwarzman	Chairman and Chief Executive Officer
Jonathan D. Gray	President and Chief Operating Officer
Michael S. Chae	Chief Financial Officer
John G. Finley	Chief Legal Officer
Hamilton E. James	Former Executive Vice Chairman*

*	Effective January 31, 2022, Mr. James retired as a director and as Executive Vice Chairman of Blackstone.

Compensation Elements for Named Executive Officers
The key elements of the compensation of our named executive officers for 2022 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:
1.
Base Salary
. Each named executive officer received a $350,000 annual base salary in 2022, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.
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
Each of our named executive officers other than Mr. Schwarzman and Mr. James received annual cash bonus payments in respect of 2022 in addition to their base salary. These cash bonus payments included participation interests in the earnings of the firm’s various investment businesses. For all named executive officers, the amount of cash payments paid to such named executive officer at the end of the year in respect of such year was determined in the discretion of Mr. Schwarzman and Mr. Gray, as described below. Earnings for the firm’s investment businesses are calculated based on the annual operating income of the businesses and are generally a function of the performance of the businesses, which is evaluated by Mr. Schwarzman and Mr. Gray. The ultimate cash payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the firm’s segments and product lines, (c) the overall success of the firm and (d) where applicable, the estimated participation interests given to the named executive officer at the beginning of the year in respect of the investments to be made in that year. We make annual cash bonus payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate cash payments that are made are fully discretionary as further discussed below under “— Determination of Incentive Compensation.”
For 2022, all named executive officers other than Mr. Schwarzman and Mr. James were selected to participate in the Bonus Deferral Plan. The Bonus Deferral Plan provides for the deferral of a portion of each participant’s annual cash bonus payment. The amount of each participant’s annual cash bonus payment deferred under the Bonus Deferral Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and a portion of any incentive fees earned in connection with our investment funds and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. By deferring a portion of a participant’s compensation, the Bonus Deferral Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. Many publicly traded asset managers utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our shareholders to do the same for our personnel.

On January 9, 2023, Mr. Gray, Mr. Chae and Mr. Finley each received a deferral award under the Bonus Deferral Plan of deferred restricted common stock units in respect of their service in 2022. The percentage of the 2022 annual cash bonus payment mandatorily deferred into deferred restricted common stock units for Messrs. Gray, Chae and Finley was approximately 100%, 52.2% and 49.3%, respectively. These awards are reflected as stock awards for fiscal year 2022 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2022 table.
3.
Discretionary Equity Awards
. On April 1, 2022, Mr. Gray, Mr. Chae and Mr. Finley were awarded a discretionary award of 314,747, 86,970 and 74,546 deferred restricted common stock units, respectively. These awards reflected 2021 performance and were intended to further promote retention and to incentivize future performance. The awards were granted under the 2007 Equity Incentive Plan. The awards will vest 10% on July 1, 2023, 10% on July 1, 2024, 20% on July 1, 2025, 30% on July 1, 2026 and 30% on July 1, 2027. These awards are reflected as stock awards for fiscal 2022 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2022 table.
In January 2023, Mr. Gray, Mr. Chae and Mr. Finley were each informed of anticipated discretionary awards of deferred restricted common stock units with values of $30,000,000, $10,000,000 and $9,000,000, respectively. These anticipated awards reflect 2022 performance and are intended to further promote retention and to incentivize future performance. These awards are expected to be granted under the 2007 Equity Incentive Plan on April 1, 2023, subject to the named executive officer’s continued employment through such date. Once granted, these awards will vest 10% on July 1, 2024, 10% on July 1, 2025, 20% on July 1, 2026, 30% on July 1, 2027 and 30% on July 1, 2028 and will be reflected as stock awards for fiscal 2023 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2023 table.
4.
Participation in Carried Interest and Incentive Fees
. During 2022, all of our named executive officers participated in the carried interest of our carry funds and/or the incentive fees of our funds that pay incentive fees through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as “performance payments.” The aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, which we believe fosters a strong alignment of interests between the investors in those funds and the named executive officers, and therefore benefits our shareholders. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we treat the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Distributions in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are established in January of each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, which may include changes in the size and composition of the pool of Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives whereby these individuals may receive allocations of investment income from Blackstone’s firm investments. Our employees, including our named executive officers, may also receive equity awards in our investment advisory clients and/or be allocated securities of such clients that we have received.
(a)
Carried Interest
.
Distributions of carried interest in cash (or, in some cases, in-kind)
to our named executive officers and other employees who participate in our Performance Plans relating to our carry funds depends on the realized proceeds and timing of the cash realizations of the investments owned by the carry funds in which they participate. Our carry fund agreements also set forth specified preconditions to a carried interest distribution, which typically include that there must have been a positive return on the relevant investment and that the fund must be above its carried interest hurdle rate. In addition, as described below, employees or senior managing directors may also be required to have fulfilled specified service requirements to be eligible to receive carried interest distributions. For our carry funds, carried interest distributions for the named executive officer’s participation interests are generally made to the named executive officer following the actual realization of the investment, although a portion of such carried interest is held back by the firm in respect of any future “clawback” obligation related to the fund. In allocating participation interests in the carry pools, we have not historically taken into account or based such allocations on any prior or projected triggering of any “clawback” obligation related to any fund. To the extent any “clawback” obligation were to be triggered for a fund, carried interest previously distributed to a named executive officer would have to be returned to the limited partners of such fund, thereby reducing the named executive officer’s overall compensation for any such year. Moreover, because a carried interest recipient (including Blackstone itself) may have to fund more than its respective share of a “clawback” obligation under the governing documents (generally, up to an additional 67%), the compensation paid to a named executive officer for any given year could be significantly reduced or even negative in the event a “clawback” obligation were to arise.
Participation in carried interest generated by our carry funds for all named executive officers other than Mr. Schwarzman and Mr. James is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Performance Plans and the firm. Carried interest generally vests in equal installments on the first through fourth anniversary of the closing of the investment to which it relates (unless an investment is realized prior to the expiration of such four-year anniversary, in which case an active named executive officer is deemed 100% vested in the proceeds of such realizations). In addition, any named executive officer who is retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. (See “—
Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) We believe that vesting of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a founder and the longtime chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment. In recognition of his significant contributions to the firm prior to his retirement and the value Mr. James provided as Executive Vice Chairman, Mr. James fully vested in any carried interest participation related to any investment by a carry fund upon the closing of that investment.

(b)
Incentive Fees
. Cash distributions of incentive fees to our named executive officers and other employees who participate in our Performance Plans relating to the funds that pay incentive fees depend on the performance of the investments owned by those funds in which they participate. For our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period and following the calculation of the profit split (if any) between the fund’s general partner or investment adviser and the fund’s investors.
(c)
Investment Advisory Client Interests
. BXMT and Blackstone Real Estate Income Trust (“BREIT”) are investment advisory clients of Blackstone. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. In 2022, Messrs. Schwarzman, Gray, Chae and Finley were allocated restricted shares of listed common stock of BXMT in connection with investment advisory services provided by Blackstone to BXMT. In 2022, Messrs. Schwarzman, Gray, James, Chae and Finley were also allocated fully vested shares of BREIT. The BREIT shares were allocated in the first quarter of 2022 in respect of 2021 performance. The value of these allocated shares is reflected as “All Other Compensation” in the Summary Compensation Table.
5.
Other Benefits
. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our founder, Mr. Schwarzman, which provides (as subsequently amended) specified benefits to him following his retirement. (See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022 — Schwarzman Founding Member Agreement.”) Mr. Schwarzman is provided certain security services, which may include home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and we consider the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below to the extent the aggregate amount of all perquisites or other personal benefits received exceeded $10,000. In addition, until February 2022, we provided certain unused company-leased office space, and limited administrative support, for use by certain individuals who work for the Education Finance Institute (EFI), a charitable organization formed by Mr. James, for which there was no incremental cost to Blackstone.
Determination of Incentive Compensation
Mr. Schwarzman reserves final approval of each named executive officer’s compensation, other than his own, and receives recommendations from Mr. Gray on such compensation determinations (other than with respect to Mr. Gray’s own compensation). Mr. Schwarzman’s compensation has been established pursuant to the terms of his amended and restated founding member agreement, which is described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022 — Schwarzman Founding Member Agreement.” For 2022, these decisions were based primarily on Mr. Schwarzman’s and Mr. Gray’s assessment of such named executive officer’s individual performance, operational performance for the areas of the business for which the named executive officer has responsibility, and the named executive officer’s potential to enhance investment returns for the investors in our funds and service to our advisory clients, and to contribute to long-term shareholder value. In evaluating these factors, Mr. Schwarzman and Mr. Gray relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash bonus payment and participation in carried interest, incentive fees and investment advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. Gray were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. Chae were his leadership and oversight of our global finance, treasury, technology and corporate development functions and his role in strategic initiatives undertaken by the firm. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. Finley were his leadership and oversight of our global legal and compliance functions, his role in positioning the firm to be compliant with and responsive to evolving legal and regulatory requirements applicable to us and our investment businesses, and his role in strategic initiatives undertaken by the firm. For 2022, Messrs. Schwarzman and Gray also considered Blackstone’s overall performance and each named executive officer’s prior year annual cash bonus payments, the named executive officers’ allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm. The actual cash bonus amounts awarded based on these considerations, net of the portion of Mr. Gray’s, Mr. Chae’s and Mr. Finley’s bonus mandatorily deferred into deferred restricted common stock units pursuant to the Bonus Deferral Plan, are reflected in the “Bonus” column of the Summary Compensation Table below. Since Mr. James retired from the firm in January 2022, he was not eligible to receive an annual cash bonus with respect to 2022.
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
Stephen A. Schwarzman
Compensation Committee Interlocks and Insider Participation
During 2022, our compensation committee was comprised of Mr. Schwarzman, and none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our compensation committee or our board of directors. For a description of certain transactions between us and Mr. Schwarzman, see “— Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table
The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our other named executive officers for services rendered to us. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman	2022	$350,000	$—	$—	$252,772,146	$253,122,146
Chairman and	2021	$350,000	$—	$—	$159,931,754	$160,281,754
Chief Executive Officer	2020	$350,000	$—	$—	$86,030,331	$86,380,331

Jonathan D. Gray	2022	$350,000	$—	$54,581,040	$241,541,158	$296,472,198
President and	2021	$350,000	$—	$52,408,134	$103,836,036	$156,594,170
Chief Operating Officer	2020	$350,000	$4,650,000	$36,838,755	$81,366,606	$123,205,361

Michael S. Chae	2022	$350,000	$3,179,404	$14,586,650	$17,909,803	$36,025,856
Chief Financial Officer	2021	$350,000	$4,566,274	$11,278,331	$14,610,658	$30,805,263
	2020	$350,000	$4,650,000	$12,160,258	$10,825,066	$27,985,324

John G. Finley	2022	$350,000	$2,863,548	$12,316,037	$6,681,266	$22,210,851
Chief Legal Officer	2021	$350,000	$3,558,699	$9,623,557	$4,260,136	$17,792,392
	2020	$350,000	$3,737,919	$6,849,868	$2,341,112	$13,278,899

Hamilton E. James	2022	$29,167	$—	$—	$97,369,060	$97,398,227
Former Executive Vice Chairman	2021	$350,000	$16,786,756	$—	$79,375,028	$96,511,784
	2020	$350,000	$19,052,642	$—	$45,373,247	$64,775,889

(a)	The amounts reported in this column reflect the annual cash bonus payments made for performance in the indicated year.
The amount reported as “bonus” for 2022 for Mr. Gray, Mr. Chae and Mr. Finley is shown net of their mandatory deferral pursuant to the Bonus Deferral Plan. The deferred amounts for 2022 were as follows: Mr. Gray, $14,366,214, Mr. Chae, $3,470,596 and Mr. Finley, $2,786,452. For additional information on the Bonus Deferral Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022 — Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan in 2023 and Prior Years.”

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

Amounts reported for 2022 reflect the following deferred restricted common stock units granted on January 9, 2023, for 2022 performance under the Bonus Deferral Plan: Mr. Gray, 176,874 deferred restricted common stock units with a grant date fair value of $14,252,507, Mr. Chae, 42,730 deferred restricted common stock units with a grant date fair value of $3,443,183 and Mr. Finley, 34,307 deferred restricted common stock units with a grant date fair value of $2,764,458. The grant date fair value of these equity awards is computed in accordance with GAAP and generally differs from the dollar amount of such awards. For additional information on the Bonus Deferral Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022 — Terms of Discretionary Equity Awards.”

(c)
Amounts reported for 2022 include distributions, whether in cash or in-kind,
in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officer in 2022 as follows: $190,454,374 for Mr. Schwarzman, $162,058,339 for Mr. Gray, $86,181,832 for Mr. James, $13,660,929 for Mr. Chae and $4,981,717 for Mr. Finley. Any
in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. For 2022, no named executive officers received such in-kind
distributions. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is paid to the named executive officer under the terms of the relevant Performance Plan. Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2022 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the amounts of carried interest- and incentive fee-related
compensation paid to a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash or in-kind
distributions) were to be included for 2022, the amounts would be $37,852,887 for Mr. Schwarzman, $40,315,111 for Mr. Gray, $(6,502,742) for Mr. James, $3,286,273 for Mr. Chae and $1,109,756 for Mr. Finley. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.
With respect to Messrs. Schwarzman, Gray, Chae and Finley, amounts shown for 2022 also include the value of restricted shares of listed common stock of BXMT allocated to such named executive officers based on the closing price of BXMT’s common stock on the date of the award as follows: $987,782 for Mr. Schwarzman, $948,233 for Mr. Gray, $111,996 for Mr. Chae and $44,798 for Mr. Finley. These restricted BXMT shares will vest over three years with one-sixth
of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter. In addition, with respect to Messrs. Schwarzman, Gray, James, Chae and Finley, amounts shown for 2022 also include the value of BREIT shares allocated to such named executive officers based on BREIT’s 2021 year-end
net asset value as follows: $57,833,552 for Mr. Schwarzman, $78,534,586 for Mr. Gray, $11,031,674 for Mr. James, $4,136,878 for Mr. Chae and $1,654,751 for Mr. Finley. These BREIT shares are fully vested upon delivery. With the exception of $3,496,437 of expenses related to security services in 2022 for Mr. Schwarzman and members of his family, there were no perquisites or other personal benefits provided to the other named executive officers for which the aggregate incremental cost to the Company exceeded $10,000, and information regarding any such perquisites or other personal benefits has therefore not been included. As noted above under “— Compensation Discussion and Analysis — Compensation Elements for Named Executive Officers — Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit and appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family may also make occasional business and personal use of an airplane in which we have a fractional interest. In each case, he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr.

Schwarzman and members of his family and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”) and the Stephen A. Schwarzman Foundation (“SASF”), and Mr. Schwarzman, SASEF and SASF, as applicable, respectively, bear the full incremental cost to us of such personnel, if any. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by Messrs. Schwarzman or James, as described above. For Mr. James, amounts for 2022 also include separation benefits received by Mr. James pursuant to the terms of his withdrawal agreement valued at $155,554, which amount includes the incremental cost to the Company, if any, of primarily administrative and technology transition benefits provided under the agreement. For additional information on Mr. James’ withdrawal agreement, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022 — James Withdrawal Agreement.”
Grants of Plan-Based Awards in 2022
The following table provides information concerning equity awards granted in 2022 or, for deferred restricted common stock units granted under the Bonus Deferral Plan or on the same terms as the deferred bonus awards under the Bonus Deferral Plan, with respect to 2022, to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards
Stephen A. Schwarzman	—	—		$—
Jonathan D. Gray	4/1/2022	314,747	(a)	$40,328,533
	1/9/2023	176,874	(b)	$14,252,507
Michael S. Chae	4/1/2022	86,970	(a)	$11,143,466
	1/9/2023	42,730	(b)	$3,443,183
John G. Finley	4/1/2022	74,546	(a)	$9,551,579
	1/9/2023	34,307	(b)	$2,764,458
Hamilton E. James	—	—		$—

(a)	Represents deferred restricted common stock units granted in 2022 under our 2007 Equity Incentive Plan for 2021 performance.
(b)
Represents deferred restricted common stock units granted in 2023 under the Bonus Deferral Plan for 2022 performance. These grants are reflected in the “Stock Awards” column of the Summary Compensation Table in 2022.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022
Terms of Discretionary Equity Awards
Vesting Provisions
. The 981,883 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Chae in 2016 began vesting annually in substantially equal installments over six years beginning on July 1, 2019. The 708,601, 47,241 and 47,241 deferred restricted Blackstone Holdings Partnership Units granted in 2019 to Mr. Gray, Mr. Chae and Mr. Finley, respectively, vested 20% on July 1, 2022, and will vest 30% on July 1, 2023 and 50% on July 1, 2024. The 757,217, 216,348 and 108,174 deferred restricted common stock units granted in 2020 to Mr. Gray, Mr. Chae and Mr. Finley, respectively, vested 10% on July 1, 2021, 10% on July 1, 2022, and will vest 20% on July 1, 2023, 30% on July 1, 2024 and 30% on July 1, 2025. The 533,628, 105,322 and 91,279 deferred restricted common stock units granted in 2021 to Mr. Gray, Mr. Chae and Mr. Finley, respectively, vested 10% on July 1,

2022, and will vest 10% on July 1, 2023, 20% on July 1, 2024, 30% on July 1, 2025 and 30% on July 1, 2026. The 314,747, 86,970 and 74,546 deferred restricted common stock units granted in 2022 to Mr. Gray, Mr. Chae and Mr. Finley, respectively, will vest 10% on July 1, 2023, 10% on July 1, 2024, 20% on July 1, 2025, 30% on July 1, 2026 and 30% on July 1, 2027.
Except as described below, unvested discretionary equity awards are generally forfeited upon termination of employment. With respect to Mr. Gray, the deferred restricted Blackstone Holdings Partnership Units granted to him in 2019 and the deferred common stock units granted to him in 2020 and subsequent years will become fully vested if he is terminated by us without cause. In addition, upon the death or permanent disability of a named executive officer, all unvested discretionary equity awards of common stock units held at that time will vest immediately. In connection with a named executive officer’s termination of employment due to qualifying retirement, 50% of such units will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). (See
“Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becoming the Series II Preferred Stockholder), all unvested discretionary equity awards will automatically be deemed vested as of immediately prior to such change in control.
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
Minimum Retained Ownership Requirements
. For units granted in 2014 and prior years (other than grants made under our Bonus Deferral Plan), while employed by us and generally for one year following the termination of employment, our named executive officers (except as otherwise provided below) are required to hold at least 25% of all vested equity received by such named executive officer; provided that with respect to vested equity received in connection with the reorganization we effected prior to our initial public offering, such percentage is reduced to 12.5% upon qualifying retirement. For equity granted in 2015 through 2018 (other than grants made under our Bonus Deferral Plan) our named executive officers (except as otherwise provided below) are required to hold 25% of their vested equity until the earlier of (1) ten years after the applicable vesting date and (2) one year following termination of employment. For equity awards granted in 2019 and onward (other than grants made under our Bonus Deferral Plan), our named executive officers (except as otherwise provided below) are required to hold 25% of their vested equity for two years after the applicable vesting event. If the named executive officer’s employment terminates prior to such time, however, such 25% of the vested equity must be held for two years after termination of employment. The requirement that one continue to hold such minimum amounts of vested equity is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold equity having a market value greater than $1.5 billion or hold equity following termination of employment. Each of our named executive officers is in compliance with these minimum retained ownership requirements.
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
Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan in 2023 and Prior Years
In 2007, we established our Bonus Deferral Plan for certain eligible employees in order to provide such eligible employees with a pre-tax
deferred incentive compensation opportunity and to enhance the alignment of interests between such eligible employees and Blackstone and our affiliates. The Bonus Deferral Plan is an unfunded, nonqualified Bonus Deferral Plan which provides for the automatic, mandatory deferral of a portion of each participant’s annual cash bonus payment.
At the end of each year, the Plan Administrator (as defined in the Bonus Deferral Plan) selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Bonus Deferral Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual who is not so selected may not elect to participate in the Bonus Deferral Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Bonus Deferral Plan for a given year may not necessarily be selected to participate in a subsequent year. For 2022, all employees other than Mr. Schwarzman and Mr. James, who received no bonus in respect of 2022, were selected to participate in the Bonus Deferral Plan, with the deferred amount (if any) determined in accordance with the table described below.
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
The 30,487 and 40,960 deferred restricted common stock units granted under the Bonus Deferral Plan to Mr. Chae and Mr. Finley, respectively, in 2020 for 2019 performance vested one-third
on January 1, 2021,
one-third
on January 1, 2022 and
one-third
on January 1, 2023. The 94,504, 52,993 and 38,734 deferred restricted common stock granted to Mr. Gray, Mr. Chae and Mr. Finley, respectively, in 2021 for 2020 performance vested one-third
on January 1, 2022,
one-third
on January 1, 2023, and will vest
one-third
on January 1, 2024. The 105,312, 28,797 and 23,663 deferred restricted common stock granted to Mr. Gray, Mr. Chae and Mr. Finley, respectively, in 2022 for 2021 performance vested one-third
on January 1, 2023, and will vest
one-third
on January 1, 2024 and
one-third
on January 1, 2025. The 176,874, 42,730 and 34,307 deferred restricted common stock granted to Mr. Gray, Mr. Chae and Mr. Finley, respectively, in 2023 for 2022 performance will vest one-third
on January 1, 2024,
one-third
on January 1, 2025 and
one-third
on January 1, 2026.
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
Non-Competition
and
Non-Solicitation
Agreements” below).
James Withdrawal Agreement
In connection with the retirement of Hamilton E. James on January 31, 2022 (the “Effective Date”), Blackstone and Mr. James entered into a withdrawal agreement dated as of May 3, 2022, pursuant to which Mr. James and Blackstone clarified certain agreements and understandings regarding his retirement from his positions as a director and Executive Vice Chairman of Blackstone as of the Effective Date.
Under the terms of the withdrawal agreement, Mr. James entered into a general release of claims in favor of Blackstone and its related parties and affirmed his non-competition,
non-solicitation,
non-disparagement
and confidentiality covenants contained in his
Non-Competition
and
Non-Solicitation
Agreement subject to certain limited exceptions and clarifications. Payments and benefits provided under the withdrawal agreement are generally subject to Mr. James’ timely execution and non-revocation
of the release and compliance with these restrictive covenants.
The withdrawal agreement provided that Mr. James would receive certain transitional period benefits and services generally for up to six months following his retirement, which included, among other items, technology and operational support, as mutually agreed with Blackstone.
In addition, the withdrawal agreement specifies that Mr. James’ Blackstone Holdings Partnership Units and shares of common stock in Blackstone would not continue to vest following the Effective Date. Mr. James was vested in and retained (a) any carried interest awards that relate to portfolio company investments that closed prior to the Effective Date, (b) any carried interest awards that relate to the tranches of certain “life of fund” investments covering periods that commenced prior to the Effective Date and (c) any allocations of incentive fees that crystalized prior to the Effective Date. Per the withdrawal agreement, Mr. James is also be eligible to participate in an annual side-by-side
election program to invest up to a specified cap per election period in 2022 and 2023 across all funds with respect to which an investment opportunity is offered generally to senior managing directors during such election periods. Mr. James’ investments are subject to certain fees as further described in the withdrawal agreement.

Outstanding Equity Awards at 2022 Fiscal Year End
The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2022.

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	2,312,856	$172,721,012
Michael S. Chae	836,944	$62,365,920
John G. Finley (c)	378,476	$28,298,356
Hamilton E. James	—	$—

(a)
The references to “stock” or “shares” in this table refer to unvested deferred restricted Blackstone Holdings Partnership Units and unvested deferred restricted common stock units (including deferred restricted common stock units granted under the Bonus Deferral Plan to Messrs. Gray, Chae and Finley in 2023 in respect of 2022 performance). The vesting terms of these awards are described under the caption “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022” above.

(b)
The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common stock units held by the named executive officer by the closing market price of $74.19 per share of our common stock on December 30, 2022, the last trading day of 2022, other than the deferred restricted common stock units granted in 2023 in respect of 2022 performance, which are valued as of the date of their grant.

(c)
Amounts reported for Mr. Finley include (1) 18,897 deferred restricted Blackstone Holdings Partnership Units, which reflects 50% of the unvested deferred restricted Blackstone Holdings Partnership Units that have been granted to Mr. Finley as discretionary equity awards, (2) 121,619 deferred restricted common stock units which reflects 50% of the unvested deferred restricted common stock units that have been granted to Mr. Finley as discretionary equity awards and (3) 97,445 deferred restricted common stock units granted pursuant to the Bonus Deferral Plan, which are considered vested and undelivered for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation due to Mr. Finley’s retirement eligibility. Upon retirement the deferred restricted Blackstone Holdings Partnership Units are scheduled to vest and be delivered over the vesting period and the deferred restricted common stock units are scheduled to be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).

Option Exercises and Stock Vested in 2022
The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2022:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	302,306	$29,214,779
Michael S. Chae	247,673	$24,542,031
John G. Finley	78,305	$9,057,312
Hamilton E. James	—	$—

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units and our deferred restricted common stock units.
(b)	The value realized on vesting is based on the closing market prices of our common stock on the day of vesting.
Potential Payments Upon Termination of Employment or Change in Control
Upon a change of control event where any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becomes the Series II Preferred Stockholder or a termination of employment because of death or disability, any unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common stock units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 30, 2022, the last business day of 2022, each of our continuing named executive officers would have vested in the following numbers of deferred restricted Blackstone Holdings Partnership Units and deferred restricted common stock units, having the following values based on our closing market price of $74.19 per share of common stock on December 30, 2022, other than the deferred restricted common stock units granted to Mr. Gray, Mr. Chae and Mr. Finley in 2023 in respect of 2022 performance, which are valued as of the date of their grant: Mr. Schwarzman had no outstanding unvested equity at December 30, 2022; Mr. Gray — 566,881 deferred restricted Blackstone Holdings Partnership Units and 1,745,975 deferred restricted common stock units with an aggregate value of $172,721,012, Mr. Chae — 365,088 deferred restricted Blackstone Holdings Partnership Units and 471,856 deferred restricted common stock units with an aggregate value of $62,365,920, and Mr. Finley – 37,793 deferred restricted Blackstone Holdings Partnership Units and 340,683 deferred restricted common stock units with an aggregate value of $28,298,356. In addition, the Bonus Deferral Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common stock units will become immediately deliverable.
In connection with a named executive officer’s termination of employment due to qualifying retirement, 50% of the unvested deferred restricted Blackstone Holdings Partnership Units will continue to vest and be delivered over the vesting period and any unvested deferred restricted common stock units will vest and be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable). (See
“Non-Competition
and
Non-Solicitation
Agreements — Retirement.”) Mr. James, who was retirement eligible at the time of his retirement effective January 31, 2022, had no outstanding unvested equity at the time of his retirement. For a description of the benefits received by Mr. James in connection with his retirement, see “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022 — James

Withdrawal Agreement.” As of December 30, 2022, Mr. Finley was retirement eligible. If Mr. Finley had retired on December 30, 2022, 18,897 of his deferred restricted Blackstone Holdings Partnership Units and 121,619 of his deferred restricted common units granted as discretionary awards would continue to vest and be delivered over the vesting period and 97,445 of his deferred restricted common stock units would vest and be delivered over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).
Upon a termination of Mr. Gray’s, Mr. Chae’s or Mr. Finley’s employment without cause, the deferred restricted common stock units granted to them under the Bonus Deferral Plan in respect of 2022, 2021 and 2020, as applicable, will become fully vested. For 2020, the Bonus Deferral Plan provided no participant’s annual cash bonus payment would exceed $4.65 million, resulting in an increase in the amount of cash bonus mandatorily deferred into deferred restricted common stock units for some employees. Employees whose 2020 annual cash bonus payment was capped, including Mr. Gray and Mr. Chae, were awarded an additional equity award equal to 10% of their deferral amount in the form of deferred restricted common stock units, which, in the case of Mr. Gray and Mr. Chae, will also become fully vested upon a termination of their employment without cause. Had such a termination of employment occurred on December 30, 2022, the last business day of 2022, each of Mr. Gray, Mr. Chae and Mr. Finley would have vested in the following numbers of deferred restricted common stock units, respectively, having the following values based on our closing market price of $74.19 per share of common stock on December 30, 2022, other than the deferred restricted common stock units granted to Mr. Gray, Mr. Chae and Mr. Finley in 2023 in respect of 2022 performance, which are valued as of the date of their grant: Mr. Gray — 345,189 deferred restricted common stock units with an aggregate value of $26,739,772, Mr. Chae — 117,017 deferred restricted common stock units with an aggregate value of $8,954,536 and Mr. Finley – 97,445 deferred restricted common stock units with an aggregate value of $7,448,666.
Upon a termination of Mr. Gray’s employment without cause, the deferred restricted Blackstone Holdings Partnership Units granted to him on July 1, 2019 and the deferred restricted common stock units granted to him on April 1, 2020, April 1, 2021 and April 1, 2022 will become fully vested. Had such a termination occurred on December 30, 2022, the last business day of 2022, Mr. Gray would have vested in 566,881 deferred restricted Blackstone Holdings Partnership units with a value of $42,056,901 and 1,400,787 deferred restricted common stock units with a value of $103,924,388 based on our closing market price of $74.19 per share of our common stock on December 30, 2022.
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
Non-Competition
and
Non-Solicitation
Agreements — Retirement.”)
In addition, pursuant to Mr. Schwarzman’s founding member agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022 — Schwarzman Founding Member Agreement,” following retirement and for the remainder of his life, Mr. Schwarzman will be provided with specified retirement benefits, including a car and driver, retention of his current office, administrative support and annual home and personal security benefits. The value of such retirement benefits is estimated at approximately $4.6 million per year based on 2022 costs. We have not assigned a value to the entitlements of Mr. Schwarzman and his estate and related entities to receive carried interest in new funds or to invest in our investment funds fee free following his termination of service as such value cannot be reasonably estimated. We anticipate that any incremental cost to us with respect to the other personal benefits to which Mr. Schwarzman is entitled following his retirement will be de minimis.
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
Non-Interference
and
Non-Disparagement
. During the term of employment of each Contracting Person, and during the Restricted Period immediately thereafter, the Contracting Person may not interfere with business relationships between us and any of our clients, customers, suppliers or partners. Each Contracting Person is also prohibited from disparaging us in any way. However, such interference and disparagement prohibitions are subject to certain limitations as required by law.

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
we are providing the following information regarding the ratio of the annual total compensation for our principal executive officer to the median of the annual total compensation of all our employees (other than our principal executive officer) (the “CEO Pay Ratio”). Our CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u). However, due to the flexibility afforded by Item 402(u) in calculating the CEO Pay Ratio, our CEO Pay Ratio may not be comparable to the CEO pay ratios presented by other companies. As of December 31, 2022, we employed approximately 4,695 people, including our 222 senior managing directors. We identified our median employee using our global employee population as of December 31, 2022. To identify our median employee, we used annual base salary and bonuses earned in 2022. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. Application of our consistently applied compensation measure identified 2 employees with the same total annual base salary and cash bonus earned in 2022. We identified our median employee from among these employees by reviewing the components of their annual total compensation and selecting the employee whose title, tenure and compensation characteristics most accurately reflected the compensation of a typical employee. After identifying our median employee, we calculated the median employee’s annual total compensation in accordance with the requirements of the Summary Compensation Table. For 2022, the annual total compensation for Mr. Schwarzman, our principal executive officer, was $253,122,146 and our median employee’s annual total compensation was $237,000. Accordingly, annual total compensation of our principal executive officer was approximately one thousand and sixty eight times the annual total compensation of our median employee.

Director Compensation in 2022
No additional remuneration is paid to our employees for service on our board of directors. In 2022, each of our non-employee
directors received an annual cash retainer of $150,000 and a grant of deferred restricted common stock units equivalent in value to $210,000, with a grant date fair value determined as described in footnote (a) to the first table below. An additional $40,000 annual cash retainer was paid to the Chairman of the Audit Committee during 2022, $30,000 of which was paid in cash and the remainder of which was paid in the form of deferred restricted common stock units equivalent in value to $10,000 and with the same vesting terms as the other deferred restricted common stock units. The amounts of our non-employee
directors’ compensation were approved by our board of directors upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.
The following table provides the director compensation for our directors for 2022:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Kelly A. Ayotte	$150,000	$170,820	$320,820
Joseph P. Baratta (c)	$—	$—	$—
James W. Breyer	$150,000	$233,209	$383,209
Reginald J. Brown	$150,000	$297,995	$447,995
Sir John Hood	$150,000	$174,960	$324,960
Rochelle B. Lazarus	$150,000	$217,511	$367,511
Jay O. Light (d)	$200,000	$306,013	$506,013
The Right Honorable Brian Mulroney	$150,000	$223,459	$373,459
William G. Parrett	$180,000	$353,385	$533,385
Ruth Porat	$150,000	$213,459	$363,459

(a)
The references to “stock” in this table refer to our deferred restricted common stock units. Amounts for 2022 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Earnings Per Share and Stockholders’ Equity” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.” These deferred restricted common stock units vest, and the underlying shares of common stock will be delivered, on the first anniversary of the date of the grant, subject to the outside director’s continued service on our board of directors.

(b)
Each of our
non-employee
directors was granted deferred restricted common stock units upon appointment as a director. In 2022, in connection with the anniversary of his or her initial grant, each of the following directors was granted deferred restricted common stock units: Ms. Ayotte — 2,000 units; Mr. Breyer — 2,364 units; Mr. Brown — 2,230 units; Mr. Hood —2,000 units; Ms. Lazarus — 2,181 units; Mr. Light — 2,290 units; Mr. Mulroney — 2,273 units; Mr. Parrett — 2,414 units; and Ms. Porat — 2,166 units.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2022:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
Kelly A. Ayotte	2,000	$148,380
James W. Breyer	2,364	$175,385
Reginald J. Brown	2,230	$165,444
Sir John Hood	2,000	$148,380
Rochelle B. Lazarus	2,181	$161,808
The Right Honorable Brian Mulroney	2,273	$168,634
William G. Parrett	2,414	$179,095
Ruth Porat	2,166	$160,696

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common stock units.
(2)
The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common stock units held by the director by the closing market price of $74.19 per share of our common stock on December 30, 2022, the last trading day of 2022.

(c)
Mr. Baratta is an employee and no additional remuneration is paid to him for his service as a director. Mr. Baratta’s employee compensation is discussed in “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(d)
An additional $50,000 annual cash retainer was paid to Mr. Light in connection with his service on the executive committee of The Blackstone Group International Partners LLP. Mr. Light served as a director of Blackstone until his passing on October 15, 2022. Mr. Light’s unvested equity awards vested immediately upon his passing, pursuant to the terms thereof. In recognition of his years of service to Blackstone, the board of directors determined that it was appropriate to pay Mr. Light’s estate his cash retainer for the remainder of the year of his passing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock and Blackstone Holdings Partnership Units as of February 17, 2023 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of Blackstone Inc.,
•	each member of our board of directors,
•	each of our named executive officers, and
•	all our current directors and executive officers as a group.
The amounts and percentage of common stock and Blackstone Holdings Partnership Units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 17, 2023. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.

	Common Units, Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Stockholders
The Vanguard Group, Inc. (b)	46,994,275	6.7%	—	—
BlackRock, Inc. (c)	38,893,839	5.5%	—	—

Directors and Executive Officers (d)(e)
Stephen A. Schwarzman (f)(g)	—	—	231,924,793	51.4%
Jonathan D. Gray (g)	798,823	*	40,727,020	9.0%
Hamilton E. James (g)(h)	—	*	15,805,951	3.5%
Michael S. Chae (g)	194,528	*	6,295,468	1.4%
John G. Finley (g)	91,297	*	396,983	*
Kelly A. Ayotte	11,989	*	—	—
Joseph P. Baratta	376,426	*	5,397,944	1.2%
James W. Breyer	34,522	*	—	—
Reginald J. Brown	8,635	*	—	—
Sir John Hood	13,498	*	—	—
Rochelle B. Lazarus (g)	53,162	*	—	—
The Right Honorable Brian Mulroney	175,158	*	—	—
William G. Parrett (g)	91,572	*	—	—
Ruth Porat	36,764	*	—	—
All current executive officers and directors as a group (13 persons) (i)	1,886,374	*	284,742,208	62.9%

*	Less than one percent
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

(b)
Reflects shares of common stock beneficially owned by The Vanguard Group, Inc. and its subsidiaries based on the amended Schedule 13G filed by The Vanguard Group, Inc. on February 9, 2023. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(c)
Reflects shares of common stock beneficially owned by BlackRock, Inc. and its subsidiaries based on the Schedule 13G filed by BlackRock, Inc. on February 1, 2023. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(d)
The shares of common stock and Blackstone Holdings Partnership Units beneficially owned by the directors and executive officers reflected above do not include the following number of securities that will be delivered to the respective individual more than 60 days after February 24, 2023: Mr. Gray—566,881 deferred restricted Blackstone Holdings Partnership Units and 1,679,370 deferred restricted common stock; Mr. Chae—365,088 deferred restricted Backstone Holdings Partnership Units and 434,431 deferred restricted common stock; Mr. Finley—37,793 deferred restricted Blackstone Holdings Partnership Units and 306,231 deferred restricted common stock; Mr. Baratta—1,459,301 deferred restricted Blackstone Holdings Partnership Units and 830,742 deferred restricted common stock; Ms. Ayotte—2,000 deferred restricted common stock; Mr. Mulroney—2,273 deferred restricted common stock; Mr. Parrett—2,414 deferred restricted common stock; Ms. Lazarus—2,181 deferred restricted common stock; Mr. Breyer—2,364 deferred restricted common stock; Mr. Hood—2,000 deferred restricted common stock; Ms. Porat—2,166 deferred restricted common stock; and Mr. Brown—2,230 deferred restricted common stock.

(e)
The Blackstone Holdings Partnership Units shown in the table above include the following number of vested units being held back under our minimum retained ownership requirements: Mr. Schwarzman—16,039,350 Blackstone Holdings Partnership Units; Mr. Gray—11,513,401 Blackstone Holdings Partnership Units and 51,200 deferred restricted common units; Mr. Chae—3,348,170 Blackstone Holdings Partnership Units and 13,450 deferred restricted common units; and Mr. Finley—190,243 Blackstone Holdings Partnership Units and 7,690 deferred restricted common units; and Mr. Baratta—3,681,072 Blackstone Holdings Partnership Units and 291,426 deferred restricted common units.

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

(g)
The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include: (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman—3,165,880 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. Gray—15,606,802 units held in a trust for which Mr. Gray is the investment trustee, and Mr. Chae—1,150,070 units held in a trust for which Mr. Chae is the investment trustee, and Mr. Finley—80,964 units held in a trust for which Mr. Finley is the investment trustee, and Mr. Baratta—142,237 units held in a trust for which Mr. Baratta is the investment trustee; (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Schwarzman—747,008 units, Mr. Gray—3,444,918 units; (c) the following units held by a corporation for which the named executive officer is a controlling shareholder: Mr. Schwarzman—1,438,529 units, and Mr. Baratta—4,491,950 units; and (d) 5,000,000 units that have been pledged by Mr. Schwarzman as security to a third party to secure payment for a loan made by such third party. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control. The Blackstone common stock shown in the table above for each named executive officer and director include: (a) the following shares held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Finley—32,523 shares held in a family limited liability company and 4,000 shares held in a trust for the benefit of his spouse of which he is a trustee, and Ms. Lazarus—2,950 shares held in a trust for the benefit of family members over which she shares investment control; (b) Mr. Finley—11,000 shares held in a trust for the benefit of Mr. Finley and his family of which he is a trustee; and (c) ) 60,284 and 10,000 shares that have been pledged by Messrs. Finley and Parrett, respectively, to a third party to secure payment for a loan.

(h)	Effective January 31, 2022, Mr. James retired as a director and as Executive Vice Chairman of Blackstone.
(i)	Amounts reported for all current executive officers and directors as a group do not include any securities owned by Mr. James, who retired effective January 31, 2022.
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2022:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	58,417,583	—	159,030,583
Equity Compensation Plans Not Approved by Security Holders	—	—	—

	58,417,583	—	159,030,583

(a)
Reflects the outstanding number of our deferred restricted common stock units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2022.

(b)
The aggregate number of our common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of shares of common stock equal to the positive difference, if any, of (a) 15% of the aggregate number of shares of our common stock and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by Blackstone Inc. or its wholly owned subsidiaries) minus (b) the aggregate number of shares of our common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of shares of our common stock and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2023, pursuant to this formula, 172,161,191 shares of common stock, which is equal to 0.15 times the number of shares of our common stock and Blackstone Holdings Partnership Units outstanding on December 31, 2022, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form
S-8
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
Tax Receivable Agreements
We used a portion of the proceeds from the IPO and the sale of non-voting
common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units (other than Blackstone Inc.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of our common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings partnerships to effect an exchange for a share of common stock. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for a share of common stock occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings Partnerships at the time of an exchange of partnership units. Other Blackstone Holdings Partnerships and certain subsidiary partnerships are expected to make such elections for the 2022 and subsequent taxable years with the filing of their federal income tax returns for such tax years. The purchase and subsequent exchanges of Blackstone Holdings Partnership Units are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by us to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of us (and certain of our subsidiaries that are treated as corporations for U.S. federal income tax purposes which we refer to as “the corporate taxpayers”) and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $1.6 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $477.0 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the holders of Blackstone Holdings Partnership Units mentioned above.
Subsequent to December 31, 2022, payments totaling $67.5 million were made to certain holders of Blackstone Holdings Partnership Units mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2020 taxable year. Those payments included payments of $3.7 million to Mr. Schwarzman and investment vehicles controlled by relatives of Mr. Schwarzman; $7.3 million to Mr. James and a trust for which Mr. James is the investment trustee; $0.4 million to Mr. Chae and a trust for which Mr. Chae is the investment trustee; $0.1 million to Mr. Finley; and $1.0 million to Mr. Baratta and a trust for which Mr. Baratta is the investment trustee.

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
Tsinghua University Education Foundation
As part of an initiative announced in 2013, Mr. Schwarzman, through the Stephen A. Schwarzman Education Foundation, personally committed $100 million to create and endow a post-graduate scholarship program at Tsinghua University in Beijing, entitled “Schwarzman Scholars,” and fund the construction of a residential and academic building. He has led a fundraising campaign to raise $600 million to support the “Schwarzman Endowment Fund.” The Tsinghua University Education Foundation (“TUEF”) will hold the Schwarzman Endowment Fund and has agreed to delegate management of the fund to Blackstone. We have agreed that TUEF, and certain entities affiliated with TUEF, will not be required to pay Blackstone a management fee for managing the Schwarzman Endowment Fund and, to the extent Blackstone allocates and invests assets of the Schwarzman Endowment Fund in our funds, which may take the form of funded or unfunded general partner commitments to our investment funds, we anticipate that such investments will be subject to reduced or waived management fees and/or carried interest.

Joseph P. Baratta
Mr. Baratta received a base salary of $350,000 and an annual cash bonus payment of $7,360,296. The cash payment was based upon the performance of our private equity business, including the contribution of all current and past funds within the business dating back to before the IPO. The ultimate cash payment to Mr. Baratta was, however, determined in the discretion of Mr. Schwarzman and Mr. Gray. In April 2022, Mr. Baratta was awarded a discretionary award of 24,021 deferred restricted common stock units with a grant date fair value of $3,077,811. This award reflected 2021 performance and was intended to further promote retention and to incentivize future performance. See “– Item 11. Executive Compensation – Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022—Terms of Discretionary Equity Awards” for discussion of the vesting terms applicable to Mr. Baratta’s equity awards.
Mr. Baratta also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Baratta in respect of carried interest in our carry funds primarily relates to Mr. Baratta’s participation in the private equity funds (which were formed both before and after the IPO). The amount of distributions, whether cash or in-kind,
in respect of carried interest or incentive fee allocations to Mr. Baratta for 2022 was $18,568,202. Any in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. See “– Item 11. Executive Compensation – Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.
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
Wholly owned subsidiaries of Blackstone Inc. which are the general partners of those partnerships have the right to determine when distributions will be made to the partners of Blackstone Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Blackstone Holdings pro-rata
in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.”
Each of the Blackstone Holdings Partnerships has an identical number of partnership units outstanding, and we use the terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” to refer, collectively, to a partnership unit in each of the Blackstone Holdings Partnerships. The holders of partnership units in Blackstone Holdings, including Blackstone Inc.’s wholly owned subsidiaries, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Blackstone profits and net losses of Blackstone Holdings will generally be allocated to its partners (including Blackstone Inc.’s wholly owned subsidiaries)
pro-rata
in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.” The partnership agreements of the Blackstone Holdings Partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of Blackstone Inc. which are the general partners of the Blackstone Holdings Partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners. Generally, these tax distributions are computed based on our estimate of the net taxable income of the relevant partnership allocable to a partner multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the non-deductibility
of certain expenses and the character of our income). Tax distributions are made only to the extent all distributions from such partnerships for the relevant year are insufficient to cover such tax liabilities.
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
See “– Item 11. Executive Compensation – Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2022 – Terms of Discretionary Equity Awards” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.
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
Mr. Brown’s appointment to our board of directors. During 2022, we paid Kirkland approximately $53.4 million in legal fees (the “Fees”), and Mr. Brown’s interest in the Fees is estimated to be less than 1% of the Fees. Mr. Brown does not receive any direct compensation, specific origination bonus or other disproportionate allocation from legal fees we pay to Kirkland.
Firm Use of Private Aircraft
Certain entities controlled by Mr. Schwarzman wholly own aircraft that we use for business purposes in the course of our operations, and in 2022, we made payments of $0.7 million for the use of such aircraft, which included $0.4 million paid directly to the managers of the aircraft. An entity controlled by Mr. Gray wholly owns aircraft that we use for business purposes in the course of our operations, and in 2022, we made payments of $1.8 million for the use of such aircraft, which included $1.6 million paid directly to the manager of the aircraft. An entity jointly controlled by Mr. Baratta and two other individuals owns aircraft that we use for business purposes in the course of our operations, and in 2022, we made payments of $1.03 million for the use of such aircraft, which included $0.99 million paid directly to the manager of the aircraft. Each of Messrs. Schwarzman, Gray, and Baratta paid for his respective ownership interest in his aircraft himself and bore his respective share of all operating, personnel and maintenance costs associated with the operation of such aircraft. The hourly payments we made for use of such aircraft were based on current market rates.
Investment In or Alongside Our Funds
Our directors and executive officers may invest their own capital in or alongside our funds and other vehicles we manage, in some instances, without being subject to management fees, carried interest or incentive fees. For our carry funds, these investments may be made through the applicable fund general partner and fund a portion of the general partner capital commitments to our funds. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments and in compliance with applicable laws. During the year ended December 31, 2022, our directors and executive officers (and, in some cases, certain investment trusts or other family vehicles or charitable organizations controlled by them or their immediate family members) had the following gross contributions relating to their personal investments (and the investments of any such trusts) in Blackstone funds and other Blackstone-managed vehicles: Mr. Schwarzman, Mr. Gray, Mr. James, Mr. Chae, Mr. Breyer, Mr. Baratta, Ms. Porat, Mr. Finley, Mr. Brown, Mr. Parrett, Mr. Mulroney, Mr. Light, and Ms. Ayotte made gross contributions of $347.2 million, $35.6 million, $32.5 million, $5.7 million, $5.3 million, $3.1 million, $2.4 million, $0.6 million, $0.4 million, $0.3 million, $0.2 million, $0.03 million, and $0.001 million, respectively.
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
Non-Competition
and
Non-Solicitation
Agreements
We have entered into a
non-competition
and
non-solicitation
agreement with each of our professionals, including each of our executive officers. See “– Item 11. Executive
Compensation—Non-Competition
and
Non-Solicitation
Agreements” for a description of the material terms of such agreements.
Director Independence
See “– Item 10. Directors, Executive Officers and Corporate Governance – Controlled Company Exception and Director Independence” for information on director independence.

Item 14.	Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2022
	Blackstone Inc.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total

	(Dollars in Thousands)
Audit Fees	$10,123	(a)	$51,916	$—	$62,039
Audit-Related Fees	—		370	22,395	22,765
Tax Fees	775	(b)	84,828	22,845	108,448
All Other Fees	—		—	—	—

	$10,898		$137,114	$45,240	$193,252

	Year Ended December 31, 2021
	Blackstone Inc.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total

	(Dollars in Thousands)
Audit Fees	$9,957	(a)	$46,924	$—	$56,881
Audit-Related Fees	70		1,227	29,887	31,184
Tax Fees	736	(b)	80,411	11,145	92,292
All Other Fees	—		33	—	33

	$10,763		$128,595	$41,032	$180,390

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

4.1
Description of Capital Stock (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021).

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

4.41
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

4.42	Form of 3.500% Senior Note due 2034 (included in Exhibit 4.41 hereto).

4.43
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

4.44	Form of 5.900% Senior Note due 2027 (included in Exhibit 4.43 hereto).

4.45
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

4.46	Form of 6.200% Senior Note due 2033 (included in Exhibit 4.45 hereto).

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

10.7+
Sixth Amended and Restated Exchange Agreement, dated as of February 7, 2022, among Blackstone Inc., Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners from time to time party thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022)

10.8
Amended and Restated Registration Rights Agreement, dated as of May 7, 2021 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.9+
Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022).

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

10.20+
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

10.61*	Form of Amended & Restated Aircraft Dry Lease Agreement (N113CS) between 113CS LLC and Blackstone Administrative Services Partnership L.P.

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

10.85
Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, as further amended and restated as of August 31, 2016, as further amended and restated as of September 21, 2018, as further amended and restated as of November 24, 2020, and as further amended and restated as of June 3, 2022, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2022).

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

10.119
Withdrawal Agreement between Blackstone Holdings I L.P. and Hamilton E. James dated May 3, 2022 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 5, 2022).

10.120
Form of Aircraft Dry Lease Agreement between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 5, 2022).

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
Date: February 24, 2023

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of February, 2023.

/s/ Stephen A. Schwarzman Stephen A. Schwarzman, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	/s/ Reginald J. Brown Reginald J. Brown, Director

/s/ Jonathan D. Gray Jonathan D. Gray, President, Chief Operating Officer and Director	/s/ Sir John Antony Hood Sir John Antony Hood, Director

/s/ Michael S. Chae Michael S. Chae, Chief Financial Officer (Principal Financial Officer)	/s/ Rochelle B. Lazarus Rochelle B. Lazarus, Director

/s/ David Payne David Payne, Chief Accounting Officer (Principal Accounting Officer)	/s/ Brian Mulroney Brian Mulroney, Director

/s/ Joseph P. Baratta Joseph P. Baratta, Director	/s/ William G. Parrett William G. Parrett, Director

/s/ Kelly A. Ayotte Kelly A. Ayotte, Director	/s/ Ruth Porat Ruth Porat, Director

/s/ James W. Breyer James W. Breyer, Director