Form 10-Q
period 2023-03-31
Blackstone Inc.
filed 2023-05-05
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of April 28, 2023, there were 706,084,809 shares of common stock of the registrant outstanding.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “scheduled,” “estimates,” “anticipates,” “opportunity,” “leads,” “forecast” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on
Form 10-K
for the year ended December 31, 2022, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

We refer to our flagship corporate private equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Transition Partners (“BETP”) funds, our core private equity funds as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), our life sciences investment platform as Blackstone Life Sciences (“BXLS”), our growth equity investment platform as Blackstone Growth (“BXG”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”).
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

(d)	the amount of debt and equity outstanding for our collateralized loan obligations (“CLO”) during the reinvestment period,

(e)	the aggregate par amount of collateral assets, including principal cash, for our CLOs after the reinvestment period,

(f)	the gross or net amount of assets (including leverage where applicable) for our credit-focused registered investment companies and BDCs,

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
“Fee-Earning
Assets Under Management” refers to the assets we manage on which we derive management fees and/or performance revenues. Our
Fee-Earning
Assets Under Management equals the sum of:

(a)
for our Private Equity segment funds, Real Estate segment carry funds including certain BREDS funds, and certain Hedge Fund Solutions funds, the amount of capital commitments, remaining invested capital, fair value, net asset value or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,

(d)
the net asset value of our funds of hedge funds, hedge funds, BPP, certain co-investments
managed by us, certain registered investment companies, BREIT, BEPIF, and certain of our Hedge Fund Solutions drawdown funds,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated distributable earnings of BXMT, subject to certain adjustments,

(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs, and

(h)	the gross amount of assets (including leverage) or the net assets (plus leverage where applicable) for certain of our credit-focused registered investment companies and BDCs.
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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2023	2022
Assets
Cash and Cash Equivalents	$2,830,971	$4,252,003
Cash Held by Blackstone Funds and Other	190,322	241,712
Investments	26,985,951	27,553,251
Accounts Receivable	924,934	462,904
Due from Affiliates	4,099,765	4,146,707
Intangible Assets, Net	230,295	217,287
Goodwill	1,890,202	1,890,202
Other Assets	833,232	800,458
Right-of-Use Assets	894,067	896,981
Deferred Tax Assets	2,206,700	2,062,722

Total Assets	$41,086,439	$42,524,227

Liabilities and Equity
Loans Payable	$12,311,469	$12,349,584
Due to Affiliates	1,974,182	2,118,481
Accrued Compensation and Benefits	5,470,773	6,101,801
Securities Sold, Not Yet Purchased	3,881	3,825
Repurchase Agreements	19,563	89,944
Operating Lease Liabilities	1,016,808	1,021,454
Accounts Payable, Accrued Expenses and Other Liabilities	1,575,938	1,158,071

Total Liabilities	22,372,614	22,843,160

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,644,697	1,715,006

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (712,794,968 shares issued and outstanding as of March 31, 2023; 710,276,923 shares issued and outstanding as of December 31, 2022)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Additional Paid-in-Capital	5,957,054	5,935,273
Retained Earnings	1,156,109	1,748,106
Accumulated Other Comprehensive Loss	(22,333)	(27,475)

Total Stockholders’ Equity of Blackstone Inc.	7,090,837	7,655,911
Non-Controlling Interests in Consolidated Entities	5,058,090	5,056,480
Non-Controlling Interests in Blackstone Holdings	4,920,201	5,253,670

Total Equity	17,069,128	17,966,061

Total Liabilities and Equity	$41,086,439	$42,524,227

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

	March 31,	December 31,
	2023	2022
Assets
Cash Held by Blackstone Funds and Other	$190,322	$241,712
Investments	5,443,867	5,136,542
Accounts Receivable	39,006	55,223
Due from Affiliates	23,041	7,152
Other Assets	2,523	2,159

Total Assets	$5,698,759	$5,442,788

Liabilities
Loans Payable	$1,742,452	$1,450,000
Due to Affiliates	87,523	82,345
Accounts Payable, Accrued Expenses and Other Liabilities	124,658	25,858

Total Liabilities	$1,954,633	$1,558,203

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Management and Advisory Fees, Net	$1,658,315	$1,475,936

Incentive Fees	142,876	104,489

Investment Income (Loss)
Performance Allocations
Realized	646,894	1,766,386
Unrealized	(759,212)	1,293,050
Principal Investments
Realized	108,058	285,104
Unrealized	(491,417)	73,961

Total Investment Income (Loss)	(495,677)	3,418,501

Interest and Dividend Revenue	90,485	54,485
Other	(14,154)	72,869

Total Revenues	1,381,845	5,126,280

Expenses
Compensation and Benefits
Compensation	716,285	656,505
Incentive Fee Compensation	63,281	41,019
Performance Allocations Compensation
Realized	296,794	717,601
Unrealized	(313,249)	472,284

Total Compensation and Benefits	763,111	1,887,409
General, Administrative and Other	273,394	240,674
Interest Expense	104,441	66,747
Fund Expenses	48,399	2,192

Total Expenses	1,189,345	2,197,022

Other Income
Change in Tax Receivable Agreement Liability	(5,208)	761
Net Gains from Fund Investment Activities	71,064	50,876

Total Other Income	65,856	51,637

Income Before Provision for Taxes	258,356	2,980,895
Provision for Taxes	47,675	483,281

Net Income	210,681	2,497,614
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(6,700)	5,052
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	74,869	216,375
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	56,700	1,059,313

Net Income Attributable to Blackstone Inc.	$85,812	$1,216,874

Net Income Per Share of Common Stock
Basic	$0.12	$1.66

Diluted	$0.11	$1.66

Weighted-Average Shares of Common Stock Outstanding
Basic	746,064,922	734,327,015

Diluted	746,643,929	734,966,915

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2023	2022
Net Income	$210,681	$2,497,614
Other Comprehensive Income (Loss) – Currency Translation Adjustment	29,400	(9,399)

Comprehensive Income	240,081	2,488,215

Less:
Comprehensive Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	14,010	5,052
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	74,869	216,375
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	60,248	1,056,042

Comprehensive Income Attributable to Non-Controlling Interests	149,127	1,277,469

Comprehensive Income Attributable to Blackstone Inc.	$90,954	$1,210,746

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2022	710,276,923	$7	$5,935,273	$1,748,106	$(27,475)	$7,655,911	$5,056,480	$5,253,670	$17,966,061	$1,715,006
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	—	—	—	(53,713)
Net Income (Loss)	—	—	—	85,812	—	85,812	74,869	56,700	217,381	(6,700)
Currency Translation Adjustment	—	—	—	—	5,142	5,142	—	3,548	8,690	20,710
Capital Contributions	—	—	—	—	—	—	123,952	2,447	126,399	51,092
Capital Distributions	—	—	—	(677,809)	—	(677,809)	(194,866)	(461,978)	(1,334,653)	(81,698)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,345)	—	(2,345)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	2,001	—	—	2,001	—	—	2,001	—
Equity-Based Compensation	—	—	117,227	—	—	117,227	—	76,468	193,695	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,143,256	—	(18,004)	—	—	(18,004)	—	—	(18,004)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(1,000,000)	—	(90,097)	—	—	(90,097)	—	—	(90,097)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(4,927)	—	—	(4,927)	—	4,927	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,374,789	—	15,581	—	—	15,581	—	(15,581)	—	—

Balance at March 31, 2023	712,794,968	$7	$5,957,054	$1,156,109	$(22,333)	$7,090,837	$5,058,090	$4,920,201	$17,069,128	$1,644,697

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net Income	$210,681	$2,497,614
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(924,643)	(2,154,499)
Changes in Unrealized (Gains) Losses on Investments	508,398	(101,802)
Non-Cash Performance Allocations	759,212	(1,293,050)
Non-Cash Performance Allocations and Incentive Fee Compensation	46,827	1,230,904
Equity-Based Compensation Expense	277,431	219,083
Amortization of Intangibles	12,996	18,698
Other Non-Cash Amounts Included in Net Income	(348,203)	(215,753)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Relinquished with Deconsolidation of Fund Entities	(113,588)	—
Accounts Receivable	(470,691)	169,644
Due from Affiliates	151,635	722,779
Other Assets	12,284	118,945
Accrued Compensation and Benefits	(483,939)	(1,079,703)
Securities Sold, Not Yet Purchased	(3)	16
Accounts Payable, Accrued Expenses and Other Liabilities	233,965	52,257
Repurchase Agreements	(70,381)	19,310
Due to Affiliates	(65,276)	22,831
Investments Purchased	(1,130,045)	(773,867)
Cash Proceeds from Sale of Investments	1,746,068	3,295,094

Net Cash Provided by Operating Activities	352,728	2,748,501

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(69,557)	(56,152)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(5,413)	—

Net Cash Used in Investing Activities	(74,970)	(56,152)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(215,124)	(284,496)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	173,657	181,824
Payments Under Tax Receivable Agreement	(64,634)	(46,880)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(108,101)	(32,061)
Proceeds from Loans Payable	78	1,481,644

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(400,000)	$(250,101)
Dividends/Distributions to Stockholders and Unitholders	(1,137,340)	(1,958,044)

Net Cash Used in Financing Activities	(1,751,464)	(908,114)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	1,284	(4,752)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	(1,472,422)	1,779,483
Beginning of Period	4,493,715	2,199,732

End of Period	$3,021,293	$3,979,215

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$99,096	$75,184

Payments for Income Taxes	$53,504	$41,394

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$2,447	$4,227

Non-Cash Distributions to Non-Controlling Interest Holder s	$(61,440)	$—

Notes Issuance Costs	$—	$14,226

Transfer of Interests to Non-Controlling Interest Holders	$(2,345)	$(8,822)

Change in Blackstone Inc.’s Ownership Interest	$(4,927)	$19,519

Net Settlement of Vested Common Stock	$191,144	$131,087

Conversion of Blackstone Holdings Units to Common Stock	$15,581	$13,438

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(33,492)	$(33,503)

Due to Affiliates	$31,491	$30,231

Equity	$2,001	$3,272

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	March 31,	December 31,
	2023	2022
Cash and Cash Equivalents	$2,830,971	$4,252,003
Cash Held by Blackstone Funds and Other	190,322	241,712

	$3,021,293	$4,493,715

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
The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Blackstone’s Annual Report on
Form 10-K
for the year ended December 31, 2022 filed with the Securities and Exchange Commission.
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
Incentive Fees
 — Contractual fees earned based on the performance of Blackstone vehicles (“Incentive Fees”) are a form of variable consideration in Blackstone’s contracts with customers to provide investment management services. Incentive Fees are earned based on performance of the vehicle during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each vehicle’s governing agreements. Incentive Fees will not be recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone vehicles as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.
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

●
Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Financial instruments which are generally included in this category include corporate bonds and loans, including corporate bonds and loans held within consolidated collateralized loan obligations (“CLO”) vehicles, government and agency securities, less liquid and restricted equity securities, and certain over-the-counter
derivatives where the fair value is based on observable inputs. Notes issued by consolidated CLO vehicles are classified within Level II of the fair value hierarchy.

●
Level III – Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include general and limited partnership interests in private equity and real estate funds, credit-focused funds, distressed debt and non-investment
grade residual interests in securitizations, investments in
non-consolidated
CLOs and certain
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
Level II Valuation Techniques
Financial instruments classified within Level II of the fair value hierarchy comprise debt instruments, debt securities sold, not yet purchased and certain equity securities and derivative instruments valued using observable inputs are also classified as Level II.

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

●
Notes issued by consolidated CLO vehicles are measured based on the more observable fair value of CLO assets less (a) the fair value of any beneficial interests held by Blackstone, and (b) the carrying value of any beneficial interests that represent compensation for services.

Level III Valuation Techniques
In the absence of observable market prices, Blackstone values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance
and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties, investments in non-consolidated
CLO vehicles, certain funds of hedge funds and credit-focused investments.
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
Blackstone has elected the fair value option for the assets of consolidated CLO vehicles. As permitted under GAAP, Blackstone measures notes issued by consolidated CLO vehicles as (a) the sum of the fair value of the consolidated CLO assets and the carrying value of any non-financial
assets held temporarily, less (b) the sum of the fair value of any beneficial interests retained by Blackstone (other than those that represent compensation for services) and Blackstone’s carrying value of any beneficial interests that represent compensation for services. As a result of this measurement alternative, there is no attribution of amounts to
Non-Controlling
Interests for consolidated CLO vehicles. Assets of the consolidated CLOs are presented within Investments within the Condensed Consolidated Statements of Financial Condition and notes payable within Loans Payable for the amounts due to unaffiliated third parties. Changes in the fair value of consolidated CLO assets and liabilities and related interest, dividend and other income are presented within Net Gains from Fund Investment Activities. Expenses of consolidated CLO vehicles are presented in Fund Expenses.

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
Equity Method Investments
Investments in which Blackstone is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. Blackstone has significant influence over all Blackstone Funds in which it invests but does not consolidate. Therefore, its investments in such Blackstone Funds, which generally include both a proportionate and disproportionate allocation of the profits and losses (as is the case with carry funds that include a Performance Allocation), are accounted for under the equity method. Under the equity method of accounting, Blackstone’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Condensed Consolidated Statements of Operations.

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
Strategic Partners’ results presented in Blackstone’s condensed consolidated financial statements are reported on a three month lag from Strategic Partners’ fund financial statements, which report the performance of underlying investments generally on a same quarter basis, if available. Therefore, Strategic Partners’ results presented herein do not reflect the impact of economic and market activity in the current quarter. Current quarter market activity of Strategic Partners’ underlying investments is expected to affect Blackstone’s reported results in upcoming periods.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce the deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are separately stated, and deferred tax liabilities are included in Accounts Payable, Accrued Expenses, and Other Liabilities in the condensed consolidated financial statements.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.
3.    Intangible Assets
Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2023	2022
Finite-Lived Intangible Assets/Contractual Rights	$1,771,380	$1,745,376
Accumulated Amortization	(1,541,085)	(1,528,089)

Intangible Assets, Net	$230,295	$217,287

Amortization expense associated with Blackstone’s intangible assets was $13.0 million and $18.7 million for the three months ended March 31, 2023 and 2022, respectively.
Amortization of Intangible Assets held at March 31, 2023 is expected to be $39.5 million, $35.3 million, $35.3 million, $35.1 million and $34.0 million for each of the years ending December 31, 2023, 2024, 2025, 2026, and 2027, respectively. Blackstone’s Intangible Assets as of March 31, 2023 are expected to amortize over a weighted-average period of 6.3 years.
4.    Investments
Investments consist of the following:

	March 31,	December 31,
	2023	2022
Investments of Consolidated Blackstone Funds	$5,443,867	$5,136,966
Equity Method Investments
Partnership Investments	5,598,552	5,530,419
Accrued Performance Allocations	11,517,750	12,360,684
Corporate Treasury Investments	958,632	1,053,540
Other Investments	3,467,150	3,471,642

	$26,985,951	$27,553,251

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $289.2 million and $393.9 million at March 31, 2023 and December 31, 2022, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2023	2022
Realized Gains	$17,155	$17,688
Net Change in Unrealized Gains (Losses)	(17,154)	27,841

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds	1	45,529
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	71,063	5,347

Other Income – Net Gains from Fund Investment Activities	$71,064	$50,876

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2023 and 2022, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $69.2 million and $336.3 million for the three months ended March 31, 2023 and 2022, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Credit &	Hedge Fund
	Estate	Equity	Insurance	Solutions	Total
Accrued Performance Allocations, December 31, 2022	$5,334,117	$6,037,575	$569,898	$419,094	$12,360,684
Performance Allocations as a Result of Changes in Fund Fair Values	(449,418)	243,978	45,304	33,373	(126,763)
Foreign Exchange Gain	7,906	—	—	—	7,906
Fund Distributions	(404,077)	(252,348)	(61,719)	(5,933)	(724,077)

Accrued Performance Allocations, March 31, 2023	$4,488,528	$6,029,205	$553,483	$446,534	$11,517,750

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended
	March 31,
	2023	2022
Realized Gains (Losses)	$2,374	$(1,962)
Net Change in Unrealized Gains (Losses)	7,795	(27,603)

	$10,169	$(29,565)

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity securities carried at fair value include the ownership of common stock of Corebridge Financial, Inc., formerly known as American International Group, Inc.’s Life and Retirement business (“Corebridge”). Such common stock is subject to certain phased lock-up
restrictions that expire over time through five years after the initial public offering (“IPO”) of Corebridge. Equity investments without a readily determinable fair value had a carrying value of $371.5 million as of March 31, 2023. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended
	March 31,
	2023	2022
Realized Gains	$1,924	$101,349
Net Change in Unrealized Losses	(313,153)	(80,485)

	$(311,229)	$20,864

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of March 31, 2023 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Equity	$457,664	(b)	(b)
Real Estate	121,172	(c)	(c)
Credit Driven	26,845	(d)	(d)
Commodities	1,080	(e)	(e)
Diversified Instruments	17	(f)	(f)

	$606,778

(a)	As of March 31, 2023, Blackstone had no unfunded commitments.
(b)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 24% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 76% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing less than 1% of the fair value of the investments in this category are in liquidation. As of the reporting date, the investee fund manager had elected to side-pocket less than
1
% of Blackstone’s investments in the category.

(c)
The Real Estate category includes investments in funds that primarily invest in real estate assets. Investments representing 100% of fair value of the investments in this category are redeemable as of the reporting date.

(d)
The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 81% of the fair value of the investments in this category are in liquidation. The remaining 19% of investments in this category may not be redeemed at, or within three months of, the reporting date.

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

	March 31, 2023				December 31, 2022
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$719,640	$176,132	$688,800	$62,096	$789,540	$188,043	$621,700	$83,331
Foreign Currency Contracts	270,614	3,944	251,568	2,628	541,238	8,040	190,774	3,542
Credit Default Swaps	2,105	522	7,931	1,626	2,007	384	8,768	1,309
Total Return Swaps	34,529	4,206	—	—	42,233	6,210	—	—
Equity Options	—	—	1,111,046	203,419	—	—	996,592	48,581

	1,026,888	184,804	2,059,345	269,769	1,375,018	202,677	1,817,834	136,763

Investments of Consolidated Blackstone Funds
Interest Rate Contracts	836,637	57,593	—	—	931,752	74,926	—	—
Foreign Currency Contracts	—	—	—	—	—	—	5,133	284

	836,637	57,593	—	—	931,752	74,926	5,133	284

	$1,863,525	$242,397	$2,059,345	$269,769	$2,306,770	$277,603	$1,822,967	$137,047

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative
financial instruments:

	Three Months Ended March 31,
	2023	2022
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$336	$3,899
Foreign Currency Contracts	5,590	3,992
Credit Default Swaps	(51)	95
Total Return Swaps	4,652	—

	10,527	7,986

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	(2,120)	34,956
Foreign Currency Contracts	(3,183)	(9,372)
Credit Default Swaps	(228)	13
Total Return Swaps	(13)	—
Equity Options	(154,838)	—

	(160,382)	25,597

	$(149,855)	$33,583

As of March 31, 2023 and December 31, 2022, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.
7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31,	December 31,
	2023	2022
Assets
Loans and Receivables	$307,288	$315,039
Equity and Preferred Securities	2,082,976	1,868,192
Debt Securities	65,077	24,784
Assets of Consolidated CLO Vehicles
Corporate Loans	256,310	—

	$2,711,651	$2,208,015

Liabilities
CLO Notes Payable	$292,374	$—
Corporate Treasury Commitments	5,918	8,144

	$298,292	$8,144

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2023		2022
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(763)	$(303)	$(1,453)	$1,446
Equity and Preferred Securities	1,696	(45,113)	(722)	6,836
Debt Securities	—	(1,831)	(952)	(8,982)
Assets of Consolidated CLO Vehicles
Corporate Loans	(3,129)	482	—	—

	$(2,196)	$(46,765)	$(3,127)	$(700)

Liabilities
CLO Notes Payable	$—	$2,464	$—	$—
Corporate Treasury Commitments	—	2,226	—	(1,193)

	$—	$4,690	$—	$(1,193)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2023			December 31, 2022
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	(Deficiency)		Excess	(Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(4,533)	$—	$—	$(2,861)	$—	$—
Debt Securities	(53,024)	—	—	(48,670)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(11,509)	—	—	—	—	—

	$(69,066)	$—	$—	$(51,531)	$—	$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of March 31, 2023 and December 31, 2022, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of March 31, 2023 and December 31, 2022, no Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual
status.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2023
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$136,224	$—	$—	$—	$136,224

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	11,120	129,963	4,301,218	600,700	5,043,001
Debt Instruments	—	305,982	37,291	—	343,273
Freestanding Derivatives	—	57,593	—	—	57,593

Total Investments of Consolidated Blackstone Funds	11,120	493,538	4,338,509	600,700	5,443,867
Corporate Treasury Investments	120,739	830,804	5,321	—	956,864
Other Investments	1,206,468	1,818,053	65,077	6,078	3,095,676

Total Investments	1,338,327	3,142,395	4,408,907	606,778	9,496,407

Accounts Receivable - Loans and Receivables	—	—	307,288	—	307,288

Other Assets - Freestanding Derivatives	132	180,466	4,206	—	184,804

	$1,474,683	$3,322,861	$4,720,401	$606,778	$10,124,723

Liabilities
Loans Payable - CLO Notes Payable	$—	$292,374	$—	$—	$292,374

Securities Sold, Not Yet Purchased	3,881	—	—	—	3,881

Accounts Payable, Accrued Expenses and Other Liabilities
Freestanding Derivatives (b)	1,027	65,323	203,419	—	269,769
Contingent Consideration (c)	—	—	2,300	—	2,300
Corporate Treasury Commitments (d)	—	—	5,918	—	5,918

Total Accounts Payable, Accrued Expenses and Other Liabilities	1,027	65,323	211,637	—	277,987

	$4,908	$357,697	$211,637	$—	$574,242

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2022
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$1,134,733	$—	$—	$—	$1,134,733

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	12,024	149,689	4,195,859	596,708	4,954,280
Debt Instruments	—	53,787	53,973	—	107,760
Freestanding Derivatives	—	74,926	—	—	74,926

Total Investments of Consolidated Blackstone Funds	12,024	278,402	4,249,832	596,708	5,136,966
Corporate Treasury Investments	116,266	931,406	5,868	—	1,053,540
Other Investments	1,473,611	1,597,696	51,155	5,985	3,128,447

Total Investments	1,601,901	2,807,504	4,306,855	602,693	9,318,953

Accounts Receivable - Loans and Receivables	—	—	315,039	—	315,039

Other Assets - Freestanding Derivatives	279	196,188	6,210	—	202,677

	$2,736,913	$3,003,692	$4,628,104	$602,693	$10,971,402

Liabilities
Securities Sold, Not Yet Purchased	$3,825	$—	$—	$—	$3,825

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	284	—	—	284
Freestanding Derivatives (b)	21	88,161	48,581	—	136,763
Corporate Treasury Commitments (d)	—	—	8,144	—	8,144

Total Accounts Payable, Accrued Expenses and Other Liabilities	21	88,445	56,725	—	145,191

	$3,846	$88,445	$56,725	$—	$149,016

LLC Limited Liability Company.
(a)	Equity Securities, Partnership and LLC Interest includes investments in investment funds.
(b)	Level III freestanding derivatives are valued using an option pricing model where the significant inputs include the expected return and expected volatility.
(c)	Level III contingent consideration liabilities are valued using a discounted cash flow model where the significant inputs include the discount rates.
(d)	Corporate Treasury Commitments are measured using third party pricing.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2023:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$4,301,218	Discounted Cash Flows	Discount Rate	4.1% - 35.5%	7.6%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	14.8x	Higher
			Exit Capitalization Rate	2.8% - 14.3%	4.8%	Lower
		Transaction Price	n/a
Debt Instruments	37,291	Transaction Price	n/a

Total Investments of Consolidated Blackstone Funds	4,338,509
Corporate Treasury Investments	5,321	Third Party Pricing	n/a
Loans and Receivables	307,288	Discounted Cash Flows	Discount Rate	8.5% - 12.6%	9.8%	Lower
Other Investments (b)	69,283	Transaction Price	n/a
		Third Party Pricing	n/a

	$4,720,401

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2022:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$4,195,859	Discounted Cash Flows	Discount Rate	4.1% - 34.5%	8.8%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	14.7x	Higher
			Exit Capitalization Rate	2.6% - 14.4%	4.7%	Lower
		Transaction Price	n/a
Debt Instruments	53,973	Transaction Price	n/a
		Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	4,249,832
Corporate Treasury Investments	5,868	Third Party Pricing	n/a
Loans and Receivables	315,039	Discounted Cash Flows	Discount Rate	7.6% - 11.5%	9.8%	Lower
Other Investments (b)	57,365	Transaction Price	n/a
		Third Party Pricing	n/a

	$4,628,104

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of March 31, 2023 and December 31, 2022, Other Investments includes Level III Freestanding Derivatives.
For the three months ended March 31, 2023, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2023				2022
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total

Balance, Beginning of Period	$4,249,832	$315,039	$30,971	$4,595,842	$1,200,315	$392,732	$43,987	$1,637,034
Transfer Out Due to Deconsolidation	(3,837)	—	—	(3,837)	—	—	—	—
Transfer Into Level III (b)	13,873	—	898	14,771	4	—	—	4
Transfer Out of Level III (b)	(313)	—	(2,726)	(3,039)	(53,907)	—	—	(53,907)
Purchases	299,948	55,070	49,404	404,422	58,021	3,097	2,746	63,864
Sales	(319,161)	(86,725)	(180)	(406,066)	(64,312)	(118,493)	(64)	(182,869)
Issuances	—	50,689	—	50,689	—	9,774	—	9,774
Settlements	—	(33,796)	528	(33,268)	—	(4,854)	—	(4,854)
Changes in Gains (Losses) Included in Earnings	98,167	7,011	(4,291)	100,887	68,131	3,943	(3,455)	68,619

Balance, End of Period	$4,338,509	$307,288	$74,604	$4,720,401	$1,208,252	$286,199	$43,214	$1,537,665

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$72,029	$1,737	$534	$74,300	$61,154	$215	$(3,457)	$57,912

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
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
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted
)

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
non-consolidated
VIEs were as follows:

	March 31,	December 31,
	2023	2022
Investments	$3,117,201	$3,326,669
Due from Affiliates	176,338	189,240
Potential Clawback Obligation	67,549	384,926

Maximum Exposure to Loss	$3,361,088	$3,900,835

Amounts Due to Non-Consolidated VIEs	$137	$6

10.  Repurchase Agreements
At March 31, 2023 and December 31, 2022, Blackstone pledged securities with a carrying value of $19.6 million and $89.9 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	March 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Loans	$—	$19,563	$—	$—	$19,563

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$19,563

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Asset-Backed Securities	$—	$—	$—	$—	$—
Loans	—	70,776	—	19,168	89,944

	$—	$70,776	$—	$19,168	$89,944

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$89,944

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

11. Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of March 31, 2023 and December 31, 2022:

March 31, 2023
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$242,397	$120,732	$102,664	$19,001

	March 31, 2023
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$66,349	$61,960	$1,851	$2,538
Repurchase Agreements	19,563	19,563	—	—

	$85,912	$81,523	$1,851	$2,538

December 31, 2022
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$277,603	$165,897	$96,436	$15,270

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

Repurchase Agreements are presented separately in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31,	December 31,
	2023	2022
Furniture, Equipment and Leasehold Improvements	$797,106	$748,334
Less: Accumulated Depreciation	(338,777)	(336,621)

Furniture, Equipment and Leasehold Improvements, Net	458,329	411,713
Prepaid Expenses	168,701	165,079
Freestanding Derivatives	184,804	202,677
Other	21,398	20,989

	$833,232	$800,458

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.
Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2023, the aggregate cash balance on deposit relating to the cash pooling arrangements was $905.2 million, which was offset and reported net of the accompanying overdraft of $905.1 million.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

12.  Borrowings
The following table presents each of Blackstone’s borrowings as of March 31, 2023 and December 31, 2022, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone’s indirect subsidiary, Blackstone Holdings Finance Co. L.L.C. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis. The Secured Borrowings were issued at par, accrue interest from the issue date thereof and pay interest in arrears on a quarterly basis. CLO Notes Payable pay interest in arrears on a quarterly basis.

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
Description	Value	Value	Value	Value
Blackstone Operating Borrowings
Senior Notes (a)
4.750%, Due 2/15/2023	$—	$—	$399,838	$399,776
2.000%, Due 5/19/2025	329,494	309,116	325,292	305,754
1.000%, Due 10/5/2026	651,266	579,648	642,968	568,525
3.150%, Due 10/2/2027	298,194	276,684	298,101	271,284
5.900%, Due 11/3/2027	594,632	614,430	594,381	606,450
1.625%, Due 8/5/2028	644,692	541,580	644,456	530,933
1.500%, Due 4/10/2029	654,063	551,755	645,819	532,043
2.500%, Due 1/10/2030	492,844	418,645	492,604	405,965
1.600%, Due 3/30/2031	496,103	378,050	495,990	365,380
2.000%, Due 1/30/2032	788,379	612,040	788,082	589,407
2.550%, Due 3/30/2032	495,322	400,425	495,207	390,370
6.200%, Due 4/22/2033	891,429	943,911	891,277	907,965
3.500%, Due 6/1/2034	511,317	459,590	504,695	452,934
6.250%, Due 8/15/2042	239,245	260,855	239,176	251,480
5.000%, Due 6/15/2044	489,770	442,719	489,704	441,355
4.450%, Due 7/15/2045	344,584	280,714	344,549	287,242
4.000%, Due 10/2/2047	290,988	227,610	290,935	227,946
3.500%, Due 9/10/2049	392,303	275,784	392,259	275,588
2.800%, Due 9/30/2050	393,994	242,052	393,958	237,552
2.850%, Due 8/5/2051	543,200	320,870	543,162	323,527
3.200%, Due 1/30/2052	987,198	640,780	987,131	646,880

	10,529,017	8,777,258	10,899,584	9,018,356
Other (b)
Secured Borrowing, Due 10/27/2033	20,000	20,000	—	—
Secured Borrowing, Due 1/29/2035	20,000	20,000	—	—

	10,569,017	8,817,258	10,899,584	9,018,356

Borrowings of Consolidated Blackstone Funds
Blackstone Fund Facilities (c)	1,450,078	1,450,078	1,450,000	1,450,000
CLO Notes Payable (d)	292,374	292,374	—	—

	1,742,452	1,742,452	1,450,000	1,450,000

	$12,311,469	$10,559,710	$12,349,584	$10,468,356

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)
The Secured Borrowing, Due 10/27/2033 has an interest rate of 6.97% and the Secured Borrowing, Due 1/29/2035 has an interest rate of 3.72
%. Prepayments of these borrowings may occur prior to maturity based on performance of the assets securing these borrowings.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(c)
Blackstone Fund Facilities represents borrowing facilities for the various consolidated Blackstone Funds used to meet liquidity and investing needs. Such borrowings have varying maturities and may be rolled over until the disposition or refinancing event. Borrowings bear interest at spreads to market rates or at stated fixed rates that can vary over the borrowing term. Interest may be subject to the performance of the assets within the fund and therefore, the stated interest rate and effective interest rate may differ.

(d)	CLO Notes Payable are due 10/15/2029 and have an effective interest rate of 6.97% as of March 31, 2023 .
Scheduled principal payments for borrowings as of March 31, 2023 were as follows:

	Blackstone	Borrowings of
	Operating Borrowings	Consolidated Blackstone Funds	Total Borrowings
2023	$—	$—	$—
2024	—	—	—
2025	325,170	—	325,170
2026	650,340	—	650,340
2027	900,000	—	900,000
Thereafter	8,832,290	1,754,992	10,587,282

	$10,707,800	$1,754,992	$12,462,792

13.  Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of March 31, 2023, Blackstone had no material valuation allowance recorded against deferred tax assets.
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
As of March 31, 2023, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

Jurisdiction	Year
Federal	2019
New York City	2009
New York State	2016
United Kingdom	2011

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

14. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three months ended March 31, 2023 and March 31, 2022 was calculated as follows:

	Three Months Ended
	March 31,
	2023	2022
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$85,812	$1,216,874

Share/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	746,064,922	734,327,015
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	579,007	639,900

Weighted-Average Shares of Common Stock Outstanding, Diluted	746,643,929	734,966,915

Net Income Per Share of Common Stock
Basic	$0.12	$1.66

Diluted	$0.11	$1.66

Dividends Declared Per Share of Common Stock (a)	$0.91	$1.45

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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
The following table summarizes the anti-dilutive securities for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Weighted-Average Blackstone Holdings Partnership Units	462,949,870	467,794,861
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

B
lackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the three months ended March 31, 2023, Blackstone repurchased 1.0 million shares of common stock at a total cost of $90.1 million. During the three months
ended March 31, 2022, no shares of common stock were repurchased. As of March 31, 2023, the amount remaining available for repurchases under the program was $1.0 billion.
Shares Eligible for Dividends and Distributions
As of March 31, 2023, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	712,794,968
Unvested Participating Common Stock	33,121,860

Total Participating Common Stock	745,916,828
Participating Blackstone Holdings Partnership Units	462,366,799

1,208,283,627

15. Equity-Based Compensation
Blackstone has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner
professionals,
non-professionals
and selected external advisers under Blackstone’s Amended and Restated 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, share appreciation rights or other share-based awards (shares, restricted shares, restricted shares of common stock, deferred restricted shares of common stock, phantom restricted shares of common stock or other share-based awards based in whole or in part on the fair value of shares of common stock or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2023, Blackstone had the ability to grant 172,161,191 shares under the Equity Plan.
For the three months ended March 31, 2023 and March 31, 2022, Blackstone recorded compensation expense of $277.4 million and $219.1 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $39.3 million and $60.7 million, respectively.
As of March 31, 2023, there was $2.6 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.5 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,208,354,642 as of March 31, 2023. Total outstanding phantom shares were 60,965 as of March 31, 2023.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A

summary of the status of Blackstone’s unvested equity-based awards as of March 31, 2023 and of changes during the period January 1, 2023 through March 31, 2023 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2022	11,029,996	$38.02	31,001,563	$82.94	48,886	$85.04
Granted	—	—	3,170,790	74.71	12,043	89.78
Vested	(912,145)	35.74	(2,308,783)	82.79	(3,461)	89.78
Forfeited	(43,502)	42.73	(152,610)	79.80	—	—

Balance, March 31, 2023	10,074,349	$38.20	31,710,960	$82.15	57,468	$89.78

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of March 31, 2023, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	9,954,549	1.1
Deferred Restricted Shares of Common Stock	28,287,573	2.8

Total Equity-Based Awards	38,242,122	2.4

Phantom Shares	47,270	3.0

16. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	March 31,	December 31,
	2023	2022
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,314,962	$3,344,813
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	726,830	741,319
Accrual for Potential Clawback of Previously Distributed Performance Allocations	57,973	60,575

	$4,099,765	$4,146,707

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31,	December 31,
	2023	2022
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,574,727	$1,602,933
Due to Non-Consolidated Entities	156,934	157,982
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	97,901	198,875
Accrual for Potential Repayment of Previously Received Performance Allocations	144,620	158,691

	$1,974,182	$2,118,481

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of March 31, 2023 and December 31, 2022, such investments aggregated $1.6 billion and $1.6 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $22.2 million and $64.4 million for the three months ended March 31, 2023 and 2022, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2023. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Blackstone has entered into tax receivable agreements with each of the predecessor owners and additional tax receivable agreements have been executed, and will continue to be executed, with senior managing directors and others who acquire Blackstone Holdings Partnership Units. The agreements provide for the payment by the corporate taxpayer to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize as a result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into these tax receivable agreements. For purposes of the tax receivable agreements, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreements.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Assuming
no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.6 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $446.8 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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
17. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $4.8 billion of investment commitments as of March 31, 2023 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $244.5 million as of March 31, 2023, which includes $116.8 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $19.8 million as of March 31, 2023.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of March 31, 2023 was $77.7 million.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Strategic Ventures
In December 2022 and January 2023, Blackstone entered into
long-term
strategic ventures with the Regents of the University of California (“UC Investments”), an institutional investor that subscribed for $4.5 billion of BREIT Class I shares during the three months ended March 31, 2023. The strategic ventures between Blackstone and UC Investments provide a waterfall structure with UC Investments receiving an 11.25%
target annualized

net return on its $4.5 billion investment in BREIT shares
and upside from its investment. This target return, while not guaranteed, is supported by a pledge by Blackstone of $1.1 billion of its current holdings in BREIT, including any appreciation or dividends received by Blackstone in respect thereof. Pursuant to the strategic venture, Blackstone is entitled to receive an incremental 5% cash payment from UC Investments on any returns received in excess of the target return. An asset or liability is recognized based on fair value with the maximum potential future obligation capped at the fair value of the assets pledged by Blackstone in connection with the above arrangements. As of March 31, 2023, the fair value of the assets pledged was $1.1 billion and the total liability recognized was $203.4 million.
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
Over the objection of the Blackstone Defendants and others, in December 2020, the Circuit Court permitted the Attorney General of the Commonwealth of Kentucky (the “AG”) to intervene in the Mayberry Action. On December 9, 2022, the Mayberry Action was stayed pending resolution of an interlocutory appeal in which the Blackstone Defendants and others argued that the Circuit Court did not have jurisdiction to continue the Mayberry Action after the ruling of the Kentucky Supreme Court. On April 14, 2023, the Kentucky Court of Appeals agreed with the defendants’ position, holding that the Circuit Court exceeded its authority in permitting the AG’s intervention despite the Kentucky Supreme Court’s instruction to dismiss. Accordingly, the Kentucky Court of Appeals vacated all orders entered by the Circuit Court other than the order dismissing the original derivative complaint in the Mayberry Action. On May 4, 2023, the AG filed a petition for rehearing in the Kentucky Court of Appeals. Additionally, around the time it moved to intervene in 2020, the AG separately filed an additional back-up complaint asserting substantially identical claims that the AG has not prosecuted while focusing on the Mayberry Action. While BLP has strong arguments that the Mayberry Action is time-barred, should the AG pursue the later-filed action in light of the Court of Appeals decision, we believe that action — initiated some nine years after BLP was engaged by KRS — would be even more clearly barred by the statute of limitations.

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
In August 2021, a group of KRS members—including those that filed Taylor I—filed a new action in Franklin County Circuit Court (“Taylor II”), against the Blackstone Defendants, other defendants named in the Mayberry Action, and other KRS officials. The filed complaint is substantially similar to that filed in Taylor I and the Mayberry Action. Motions to dismiss are pending. The Blackstone Defendants believe they have strong defenses on statute of limitations grounds, among others, to both Taylor I and Taylor II.

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
The following table presents the clawback obligations by segment:

	March 31, 2023			December 31, 2022
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$76,600	$49,546	$126,146	$78,644	$51,771	$130,415
Private Equity	9,828	8,168	17,996	19,279	8,569	27,848
Credit & Insurance	224	254	478	223	205	428

	$86,652	$57,968	$144,620	$98,146	$60,545	$158,691

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 16. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
During the three months ended March 31, 2023, the Blackstone general partners paid an interim cash clawback obligation of $
6.4 million related to a Real Estate segment fund of which $4.1 million was paid by Blackstone Holdings and $2.3 million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2023, $1.1 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at March 31, 2023, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.3 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $5.7 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

18.	Segment Reporting
Blackstone conducts its alternative asset management businesses through four segments:

•	Real Estate – Blackstone’s Real Estate segment primarily comprises its management of opportunistic real estate funds, Core+ real estate funds, and real estate debt and credit strategies.

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

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit, which is organized into two overarching strategies: private credit (which includes mezzanine and direct lending funds, private placement strategies, stressed/distressed strategies and energy strategies) and liquid credit (which consists of CLOs, closed-ended funds, open-ended funds and separately managed accounts). In addition, the segment includes an insurer-focused platform, an asset-based finance platform and publicly traded master limited partnership investment platform.

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

B
lackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of March 31, 2023 and for the three months ended March 31, 2023 and 2022.

	March 31, 2023 and the Three Months Then Ended
	Real	Private	Credit &	Hedge Fund	Total
	Estate	Equity	Insurance	Solutions	Segments
Management and Advisory Fees, Net
Base Management Fees	$705,387	$451,610	$326,779	$135,771	$1,619,547
Transaction, Advisory and Other Fees, Net	20,561	14,784	8,451	1,914	45,710
Management Fee Offsets	(10,457)	(1,310)	(1,101)	(2)	(12,870)

Total Management and Advisory Fees, Net	715,491	465,084	334,129	137,683	1,652,387
Fee Related Performance Revenues	20,748	—	127,496	—	148,244
Fee Related Compensation	(137,610)	(161,626)	(163,999)	(45,736)	(508,971)
Other Operating Expenses	(74,181)	(76,763)	(74,238)	(26,466)	(251,648)

Fee Related Earnings	524,448	226,695	223,388	65,481	1,040,012

Realized Performance Revenues	11,096	499,322	125,181	5,927	641,526
Realized Performance Compensation	(3,165)	(232,934)	(56,772)	(3,153)	(296,024)
Realized Principal Investment Income	2,224	32,889	6,009	2,569	43,691

Total Net Realizations	10,155	299,277	74,418	5,343	389,193

Total Segment Distributable Earnings	$534,603	$525,972	$297,806	$70,824	$1,429,205

Segment Assets	$13,328,803	$13,414,726	$6,811,414	$2,615,977	$36,170,920

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended March 31, 2022
	Real	Private	Credit &	Hedge Fund	Total
	Estate	Equity	Insurance	Solutions	Segments
Management and Advisory Fees, Net
Base Management Fees	$580,186	$421,472	$292,445	$145,046	$1,439,149
Transaction, Advisory and Other Fees, Net	40,485	12,658	9,397	1,469	64,009
Management Fee Offsets	(960)	(27,142)	(1,619)	(69)	(29,790)

Total Management and Advisory Fees, Net	619,711	406,988	300,223	146,446	1,473,368
Fee Related Performance Revenues	491,517	(648)	67,196	—	558,065
Fee Related Compensation	(344,842)	(151,050)	(127,344)	(47,235)	(670,471)
Other Operating Expenses	(66,003)	(67,744)	(57,167)	(23,184)	(214,098)

Fee Related Earnings	700,383	187,546	182,908	76,027	1,146,864

Realized Performance Revenues	802,916	450,238	30,743	28,913	1,312,810
Realized Performance Compensation	(290,031)	(206,703)	(13,386)	(9,000)	(519,120)
Realized Principal Investment Income	53,975	65,438	22,781	14,901	157,095

Total Net Realizations	566,860	308,973	40,138	34,814	950,785

Total Segment Distributable Earnings	$1,267,243	$496,519	$223,046	$110,841	$2,097,649

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three months ended March 31, 2023 and 2022 along with Total Assets as of March 31, 2023:

	Three Months Ended
	March 31,
	2023	2022
Revenues
Total GAAP Revenues	$1,381,845	$5,126,280
Less: Unrealized Performance Revenues (a)	759,316	(1,293,050)
Less: Unrealized Principal Investment (Income) Loss (b)	479,120	(26,758)
Less: Interest and Dividend Revenue (c)	(95,101)	(54,485)
Less: Other Revenue (d)	14,180	(72,819)
Impact of Consolidation (e)	(58,987)	(177,596)
Transaction-Related Charges (g)	4,788	(1,213)
Intersegment Eliminations	687	979

Total Segment Revenue (h)	$2,485,848	$3,501,338

Blackstone
Inc
.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2023	2022
Expenses
Total GAAP Expenses	$1,189,345	$2,197,022
Less: Unrealized Performance Allocations Compensation (i)	313,249	(472,284)
Less: Equity-Based Compensation (j)	(268,134)	(201,545)
Less: Interest Expense (k)	(104,209)	(66,602)
Impact of Consolidation (e)	(56,674)	(7,806)
Amortization of Intangibles (f)	(11,341)	(17,044)
Transaction-Related Charges (g)	(3,833)	(26,546)
Administrative Fee Adjustment (l)	(2,447)	(2,485)
Intersegment Eliminations	687	979

Total Segment Expenses (m)	$1,056,643	$1,403,689

	Three Months Ended
	March 31,
	2023	2022
Other Income
Total GAAP Other Income	$65,856	$51,637
Impact of Consolidation (e)	(65,856)	(51,637)

Total Segment Other Income	$—	$—

	Three Months Ended
	March 31,
	2023	2022
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$258,356	$2,980,895
Less: Unrealized Performance Revenues (a)	759,316	(1,293,050)
Less: Unrealized Principal Investment (Income) Loss (b)	479,120	(26,758)
Less: Interest and Dividend Revenue (c)	(95,101)	(54,485)
Less: Other Revenue (d)	14,180	(72,819)
Plus: Unrealized Performance Allocations Compensation (i)	(313,249)	472,284
Plus: Equity-Based Compensation (j)	268,134	201,545
Plus: Interest Expense (k)	104,209	66,602
Impact of Consolidation (e)	(68,169)	(221,427)
Amortization of Intangibles (f)	11,341	17,044
Transaction-Related Charges (g)	8,621	25,333
Administrative Fee Adjustment (l)	2,447	2,485

Total Segment Distributable Earnings	$1,429,205	$2,097,649

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of
March 31,
2023
Total Assets
Total GAAP Assets	$41,086,439
Impact of Consolidation (e)	(4,915,519)

Total Segment Assets	$36,170,920

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended March 31, 2023 and 2022, Other Revenue on a GAAP basis was $(14.2) million and $72.9 million, and included $(14.7) million and $72.8 million of foreign exchange gains (losses), respectively.

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

(h)	Total Segment Revenues is comprised of the following:

	Three Months Ended
	March 31,
	2023	2022
Total Segment Management and Advisory Fees, Net	$1,652,387	$1,473,368
Total Segment Fee Related Performance Revenues	148,244	558,065
Total Segment Realized Performance Revenues	641,526	1,312,810
Total Segment Realized Principal Investment Income	43,691	157,095

Total Segment Revenues	$2,485,848	$3,501,338

(i)	This adjustment removes Unrealized Performance Allocations Compensation.
(j)	This adjustment removes Equity-Based Compensation on a segment basis.
(k)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
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
Where Noted)

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Total Segment Fee Related Compensation	$508,971	$670,471
Total Segment Realized Performance Compensation	296,024	519,120
Total Segment Other Operating Expenses	251,648	214,098

Total Segment Expenses	$1,056,643	$1,403,689

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Management and Advisory Fees, Net
GAAP	$1,658,315	$1,475,936
Segment Adjustment (a)	(5,928)	(2,568)

Total Segment	$1,652,387	$1,473,368

	Three Months Ended
	March 31,
	2023	2022
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$142,876	$104,489
Investment Income - Realized Performance Allocations	646,894	1,766,386

GAAP	789,770	1,870,875
Total Segment
Less: Realized Performance Revenues	(641,526)	(1,312,810)

Total Segment	$148,244	$558,065

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2023	2022
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$716,285	$656,505
Incentive Fee Compensation	63,281	41,019
Realized Performance Allocations Compensation	296,794	717,601

GAAP	1,076,360	1,415,125
Total Segment
Less: Realized Performance Compensation	(296,024)	(519,120)
Less: Equity-Based Compensation - Fee Related Compensation	(265,154)	(200,387)
Less: Equity-Based Compensation - Performance Compensation	(2,980)	(1,158)
Segment Adjustment (b)	(3,231)	(23,989)

Total Segment	$508,971	$670,471

	Three Months Ended
	March 31,
	2023	2022
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$273,394	$240,674
Segment Adjustment (c)	(21,746)	(26,576)

Total Segment	$251,648	$214,098

	Three Months Ended
	March 31,
	2023	2022
Realized Performance Revenues
GAAP
Incentive Fees	$142,876	$104,489
Investment Income - Realized Performance Allocations	646,894	1,766,386

GAAP	789,770	1,870,875
Total Segment
Less: Fee Related Performance Revenues	(148,244)	(558,065)

Total Segment	$641,526	$1,312,810

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2023	2022
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$63,281	$41,019
Realized Performance Allocation Compensation	296,794	717,601

GAAP	360,075	758,620
Total Segment
Less: Fee Related Performance Compensation (d)	(61,071)	(238,342)
Less: Equity-Based Compensation - Performance Compensation	(2,980)	(1,158)

Total Segment	$296,024	$519,120

	Three Months Ended
	March 31,
	2023	2022
Realized Principal Investment Income
GAAP	$108,058	$285,104
Segment Adjustment (e)	(64,367)	(128,009)

Total Segment	$43,691	$157,095

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

(d)	Fee related performance compensation may include equity-based compensation based on fee related performance revenues
(e)
Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling
interests.

19.	Subsequent Events
There have been no events since March 31,
2023
that require recognition or disclosure in the Condensed Consolidated
Fi
nancial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	March 31, 2023
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$2,830,971	$—	$—	$2,830,971
Cash Held by Blackstone Funds and Other	—	190,322	—	190,322
Investments	22,271,441	5,443,867	(729,357)	26,985,951
Accounts Receivable	885,928	39,006	—	924,934
Due from Affiliates	4,130,607	24,272	(55,114)	4,099,765
Intangible Assets, Net	230,295	—	—	230,295
Goodwill	1,890,202	—	—	1,890,202
Other Assets	830,709	2,523	—	833,232
Right-of-Use Assets	894,067	—	—	894,067
Deferred Tax Assets	2,206,700	—	—	2,206,700

Total Assets	$36,170,920	$5,699,990	$(784,471)	$41,086,439

Liabilities and Equity
Loans Payable	$10,569,017	$1,742,452	$—	$12,311,469
Due to Affiliates	1,890,149	142,681	(58,648)	1,974,182
Accrued Compensation and Benefits	5,470,773	—	—	5,470,773
Securities Sold, Not Yet Purchased	3,881	—	—	3,881
Repurchase Agreements	19,563	—	—	19,563
Operating Lease Liabilities	1,016,808	—	—	1,016,808
Accounts Payable, Accrued Expenses and Other Liabilities	1,451,280	124,658	—	1,575,938

Total Liabilities	20,421,471	2,009,791	(58,648)	22,372,614

Redeemable Non-Controlling Interests in Consolidated Entities	—	1,644,697	—	1,644,697

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	5,957,054	703,354	(703,354)	5,957,054
Retained Earnings	1,156,109	22,469	(22,469)	1,156,109
Accumulated Other Comprehensive Income (Loss)	(35,490)	13,157	—	(22,333)
Non-Controlling Interests in Consolidated Entities	3,751,568	1,306,522	—	5,058,090
Non-Controlling Interests in Blackstone Holdings	4,920,201	—	—	4,920,201

Total Equity	15,749,449	2,045,502	(725,823)	17,069,128

Total Liabilities and Equity	$36,170,920	$5,699,990	$(784,471)	$41,086,439

Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	December 31, 2022
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
Blackstone / GSO Global Dynamic Credit Feeder Fund (Cayman) LP**

Blackstone / GSO Global Dynamic Credit Funding Designated Activity Company**
Blackstone / GSO Global Dynamic Credit Master Fund**
Blackstone / GSO Global Dynamic Credit USD Feeder Fund (Ireland)**
Blackstone Annex Onshore Fund L.P.
Blackstone Horizon Fund L.P.
Blackstone Real Estate Special Situations Holdings L.P.
Blackstone Strategic Alliance Fund L.P.
BTD CP Holdings LP
Blackstone Dislocation Fund L.P.
BEPIF (Aggregator) SCSp
BX Shipston SCSp
Blackstone Private Equity Strategies Fund L.P.
Blackstone Private Equity Strategies Fund SICAV
Blackstone Infrastructure Hogan
Co-Invest
(CYM) L.P.
Clover Credit Partners CLO III, Ltd.*
Mezzanine
side-by-side
investment vehicles
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Hedge Fund Solutions
side-by-side
investment vehicles.
* Consolidated as of March 31, 2023 only
** Consolidated as of December 31, 2022 only
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

Our business is organized into four segments:
Real Estate
Our Real Estate business is a global leader in real estate investing. Our Real Estate segment operates as one globally integrated business, with investments across the globe, including in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors.
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
Our Core+ strategy invests in substantially stabilized real estate globally primarily through perpetual capital vehicles. These include our (a) Blackstone Property Partners funds (“BPP”), which are focused on high-quality assets in the Americas, Europe and Asia and (b) Blackstone Real Estate Income Trust, Inc. (“BREIT”) and our Blackstone European Property Income (“BEPIF”) funds, which provide income-focused individual investors access to institutional quality real estate primarily in the Americas and Europe, respectively.
Our Blackstone Real Estate Debt Strategies (“BREDS”) vehicles primarily target real estate-related debt investment opportunities. BREDS invests in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending options for our borrowers and investment options for our investors, including commercial real estate and mezzanine loans, residential mortgage loan pools and liquid real estate-related debt securities. The BREDS platform includes high-yield real estate debt funds, liquid real estate debt funds and Blackstone Mortgage Trust, Inc. (“BXMT”), a NYSE-listed real estate investment trust (“REIT”). The BREDS platform also includes real estate credit products managed on behalf of insurance companies.
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
Hedge Fund Solutions
The principal component of our Hedge Fund Solutions segment is Blackstone Alternative Asset Management (“BAAM”). BAAM is the world’s largest discretionary allocator to hedge funds, managing a broad range of commingled and customized fund solutions since its inception in 1990. The Hedge Fund Solutions segment also includes (a) our GP Stakes business (“GP Stakes”), which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally, with a focus on delivering a combination of recurring annual cash flow yield and long-term capital appreciation, (b) investment platforms that invest directly, including our Blackstone Strategic Opportunity Fund, which seeks to produce long-term, risk-adjusted returns by investing in a wide variety of securities, assets and instruments, often sourced and/or managed by third party subadvisors or affiliated Blackstone managers, (c) our hedge fund seeding business and (d) registered funds that provide alternative asset solutions through daily liquidity products. Hedge Fund Solutions’ overall investment philosophy is to seek to grow investors’ assets through both commingled and custom-tailored investment strategies designed to deliver compelling risk-adjusted returns. Diversification, risk management and due diligence are key tenets of our approach.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
The first quarter of 2023 represented a turbulent period for markets, driven by concerns over slowing economic growth and exacerbated by stress in the U.S. and European banking systems. While the CBOE Volatility Index fell 14% in the first quarter, equity market volatility remained at elevated levels. In public markets, the S&P 500 increased 7.5% in the first quarter, largely driven by a few large technology companies. The median increase of all stocks in the S&P 500 was approximately 2.0% in the first quarter. There was wide dispersion in sector performance, with the best performing sector in the quarter, information technology, up 21.8%. The worst performing sector in the quarter, financials, declined 5.6% amid market concerns regarding liquidity and capital strength and the failure of multiple U.S. regional banks. In credit markets, the S&P leveraged loan index increased by 3.2% and the Credit Suisse high yield bond index increased by 3.9% in the first quarter. High yield spreads tightened by 18 basis points sequentially, while issuance decreased 18% compared to the first quarter of 2022.

Inflation has moderated in the U.S., where the rate of inflation saw a year-over-year increase in the CPI in March of 5.0%, down from a prior peak of 9.1% in June 2022 and down from 6.5% in December 2022. The Federal Reserve further raised the federal funds target range by 50 basis points in the first quarter of 2023 to
4.75%-5.00%
and another 25 basis points in May 2023 - the tenth consecutive rate hike. The current target range of 5.00%-5.25% marks the first time rates are above 5.00% in over 15 years. However, inflation still remains well above the Federal Reserve’s long-run
target of 2%. The
ten-year
U.S. Treasury yield decreased 41 basis points to 3.47% in the first quarter of 2023 and has continued to decline to 3.42% as of April 28, 2023. Meanwhile, short-term yields remained on an upward trajectory, as three-month LIBOR increased 43 basis points to 5.19% in the first quarter and has since increased to 5.30% as of April 28, 2023.
Globally, central banks continued to tighten monetary policy, driving fears of slowing economic growth and a potential recession in certain geographies. In Europe, the European Central Bank raised its deposit facility rate by 100 basis points in the quarter to 3.0%. Eurozone inflation slowed to 6.9% year over year in March, down from a peak of 10.6% in October of 2022 and down from 9.2% in December of 2022.
Despite the tightening, the economy has remained resilient to date with the U.S. unemployment rate near historically low levels, including 3.5% in March - unchanged since December 2022 and in line with early 2020, immediately prior to the coronavirus pandemic. Wages increased 4.2% year-over-year in March, while retail sales rose 2.9% year-over-year. In manufacturing, however, the ISM Manufacturing PMI decreased to 46.3 in March 2023, down from 48.4 in the fourth quarter of 2022, signaling a continued contraction in the U.S. manufacturing sector since November 2022.
In energy, the price of West Texas Intermediate crude oil was relatively well-contained in the first quarter, trading within a tight range of $73-$82 per barrel until mid-March and ending the quarter down ~6% versus the fourth quarter of 2022. Henry Hub natural gas prices steadily declined in the first quarter, save for a brief spike in late February, ending the quarter at $2.22/MMBtu, a decrease of 50% versus the fourth quarter of 2022 level of $4.48/MMBtu.
Overall market activity levels remained muted in the first quarter. U.S. initial public offering volumes declined 77% compared to the first quarter of 2022 and U.S. announced merger and acquisition deal volumes were down 44% over the same period.
The U.S. economy has shown signs of resilience and inflation has continued to moderate. Nevertheless, economic consensus forecasts suggest that a further deceleration of the U.S. economy is likely, driven in part by historically elevated interest rates and the potential for capital constraints arising from recent stress in the global banking system.

Organizational Structure
The simplified diagram below depicts our current organizational structure. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

Key Financial Measures and Indicators
We manage our business using certain financial measures and key operating metrics since we believe these metrics measure the productivity of our investment activities. We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See “— Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” and “— Critical Accounting Policies.” Our key non-GAAP financial measures and operating indicators and metrics are discussed below.
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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2023, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year. For the three months ended March 31, 2023, Realized Performance Compensation was increased by an aggregate of $35.0 million and Fee Related Compensation was decreased by $16.3 million. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings in the three months ended March 31, 2023. These changes are not expected to impact Income Before Provision (Benefits) for Taxes and Distributable Earnings

for the year ending December 31, 2023. These changes had an impact on individual quarters in 2022 but did not impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the year ended December 31, 2022.
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
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues and Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “— Item 1. Financial Statements” for additional information on the calculation of Investments — Accrued Performance Allocations.
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
Total and
Fee-Earning
Assets Under Management
“Total Assets Under Management” refers to the assets we manage. We believe this measure is useful to stockholders as it represents the total capital for which we provide investment management services. Our Total Assets Under Management equals the sum of:

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

(d)	the amount of debt and equity outstanding for our CLOs during the reinvestment period,

(e)	the aggregate par amount of collateral assets, including principal cash, for our CLOs after the reinvestment period,

(f)	the gross or net amount of assets (including leverage where applicable) for our credit-focused registered investment companies and BDCs,

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

(a)
for our Private Equity segment funds, Real Estate segment carry funds including certain BREDS funds, and certain Hedge Fund Solutions funds, the amount of capital commitments, remaining invested capital, fair value, net asset value or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,

(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,

(d)
the net asset value of our funds of hedge funds, hedge funds, BPP, certain co-investments
managed by us, certain registered investment companies, BREIT, BEPIF, and certain of our Hedge Fund Solutions drawdown funds,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,

(f)	the net proceeds received from equity offerings and accumulated distributable earnings of BXMT, subject to certain adjustments,

(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs, and

(h)	the gross amount of assets (including leverage) or the net assets (plus leverage where applicable) for certain of our credit-focused registered investment companies and BDCs.
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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,		2023 vs. 2022
	2023	2022	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,658,315	$1,475,936	$182,379	12%

Incentive Fees	142,876	104,489	38,387	37%

Investment Income (Loss)
Performance Allocations
Realized	646,894	1,766,386	(1,119,492)	-63%
Unrealized	(759,212)	1,293,050	(2,052,262)	n/m
Principal Investments
Realized	108,058	285,104	(177,046)	-62%
Unrealized	(491,417)	73,961	(565,378)	n/m

Total Investment Income (Loss)	(495,677)	3,418,501	(3,914,178)	n/m

Interest and Dividend Revenue	90,485	54,485	36,000	66%
Other	(14,154)	72,869	(87,023)	n/m

Total Revenues	1,381,845	5,126,280	(3,744,435)	-73%

Expenses
Compensation and Benefits
Compensation	716,285	656,505	59,780	9%
Incentive Fee Compensation	63,281	41,019	22,262	54%
Performance Allocations Compensation
Realized	296,794	717,601	(420,807)	-59%
Unrealized	(313,249)	472,284	(785,533)	n/m

Total Compensation and Benefits	763,111	1,887,409	(1,124,298)	-60%
General, Administrative and Other	273,394	240,674	32,720	14%
Interest Expense	104,441	66,747	37,694	56%
Fund Expenses	48,399	2,192	46,207	n/m

Total Expenses	1,189,345	2,197,022	(1,007,677)	-46%

Other Income
Change in Tax Receivable Agreement Liability	(5,208)	761	(5,969)	n/m
Net Gains from Fund Investment Activities	71,064	50,876	20,188	40%

Total Other Income	65,856	51,637	14,219	28%

Income Before Provision for Taxes	258,356	2,980,895	(2,722,539)	-91%
Provision for Taxes	47,675	483,281	(435,606)	-90%

Net Income	210,681	2,497,614	(2,286,933)	-92%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(6,700)	5,052	(11,752)	n/m
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	74,869	216,375	(141,506)	-65%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	56,700	1,059,313	(1,002,613)	-95%

Net Income Attributable to Blackstone Inc.	$85,812	$1,216,874	$(1,131,062)	-93%

n/m     Not meaningful.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues
Revenues were $1.4 billion for the three months ended March 31, 2023, a decrease of $3.7 billion compared to $5.1 billion for the three months ended March 31, 2022. The decrease in Revenues was primarily attributable to a decrease of $3.9 billion in Investment Income (Loss), which is composed of decreases of $2.6 billion in Unrealized Investment Income (Loss) and $1.3 billion in Realized Investment Income Loss, partially offset by an increase of $182.4 million in Management and Advisory Fees, Net.
The $2.6 billion decrease in Unrealized Investment Income was primarily attributable to net unrealized depreciation of investments in the three months ended March 31, 2023 compared to net unrealized appreciation of investment holdings in the three months ended March 31, 2022 in the segments. Principal drivers of the decrease were:

•
A decrease of $1.7 billion in our Real Estate segment, primarily attributable to net unrealized depreciation of investments in BREP and Core+ in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. BREP and Core+ carrying value decreased 0.4% and 1.6%, respectively, in the three months ended March 31, 2023 compared to increases of 10.3% and 7.9%, respectively, in the three months ended March 31, 2022.

•
A decrease of $433.7 million in our Private Equity segment was primarily attributable to net unrealized depreciation of investments in BIP and lower net unrealized appreciation in Strategic Partners in the three months ended March 31, 2023 compared to net unrealized appreciation of investments in the three months ended March 31, 2022. BIP and Strategic Partners carrying value decreased 2.6% and increased 1.4%, respectively, in the three months ended March 31, 2023 compared to increases of 13.8% and 8.5%, respectively, in the three months ended March 31, 2022.

•
A decrease of $336.4 million in our Credit & Insurance segment was primarily attributable to an unrealized loss on the ownership of Corebridge common stock based on the publicly traded price as of March 31, 2023.

•
The decrease of $55.4 million in our Hedge Fund Solutions segment was primarily attributable to lower net unrealized appreciation of investment holdings in liquid and specialized solutions in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

The $1.3 billion decrease in Realized Investment Income was primarily attributable to lower realized gains in our Real Estate segment.
The $182.4 million increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Private Equity segments of $95.8 million and $58.1 million, respectively. The increase in our Real Estate segment was primarily due to
Fee-Earning
Assets Under Management growth in BREP, Core+ real estate and BREDS. The increase in our Private Equity segment was primarily due to an increase in Strategic Partners and BIP.
Expenses
Expenses were $1.2 billion for the three months ended March 31, 2023, a decrease of $1.0 billion compared to $2.2 billion for the three months ended March 31, 2022. The decrease was primarily attributable to decreases of $1.1 billion in Total Compensation and Benefits, which is composed of a decrease of $1.2 billion in Performance Allocations Compensation and an increase of $59.8 million in Compensation. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income (Loss) – Performance Allocations, on which a portion of Performance Allocations Compensation is based.

Other Income
Other Income was $65.9 million for the three months ended March 31, 2023, an increase of $14.2 million compared to $51.6 million for the three months ended March 31, 2022. The increase in Other Income was primarily due to an increase of $20.2 million in Net Gains from Fund Investment Activities, partially offset by a decrease of $6.0 million in Change in Tax Receivable Agreement Liability.
The increase in Net Gains from Fund Investment Activities was principally driven by increases of $51.3 million and $20.5 million in our Private Equity and Hedge Fund Solutions segments, respectively, partially offset by a decrease of $56.9 million in our Real Estate segment. The increases in our Private Equity and Hedge Fund Solutions segments were primarily due to unrealized appreciation of investments in our consolidated private equity and hedge fund solutions funds, as applicable. The decrease in our Real Estate segment was primarily due to unrealized depreciation of investments in our consolidated real estate funds.
The decrease in Change in Tax Receivable Agreement Liability was primarily attributable to a change in our state tax apportionment.
Provision (Benefit) for Taxes
Blackstone’s Provision (Benefit) for Taxes for the three months ended March 31, 2023 was $47.7 million, a decrease of $435.6 million, compared to $483.3 million for the three months ended March 31, 2022. This resulted in an effective tax rate of 18.5% and 16.2%, based on our Income Before Provision (Benefit) for Taxes of $258.4 million and $3.0 billion for the three months ended March 31, 2023 and 2022, respectively.
The increase in Blackstone’s effective tax rate for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, resulted primarily from recent increases in Blackstone’s state tax provisions for the jurisdictions in which it operates.
Blackstone expects to have a corporate alternative minimum tax (“CAMT”) liability for the year ending December 31, 2023 based on the recently-enacted Inflation Reduction Act. Blackstone will continue to assess the overall impact to its Provision for Income Tax upon the issuance of applicable additional guidance by the U.S. Treasury Department related to interpretations of CAMT. For the three months ended March 31, 2023, there is no meaningful CAMT impact reflected in the Provision for Income Taxes given current year tax payments made under CAMT are permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit.
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

For the three months ended March 31, 2023 and 2022, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 39.4% and 39.8%, respectively. The decrease of 0.4% was primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.
Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2023 and 2022. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management.”

Note:	Totals may not add due to rounding.

	Three Months Ended
	March 31, 2023					March 31, 2022
		Private	Credit &	Hedge Fund			Private	Credit &	Hedge Fund
	Real Estate	Equity	Insurance	Solutions	Total	Real Estate	Equity	Insurance	Solutions	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$281,967,153	$167,082,852	$198,162,931	$71,173,952	$718,386,888	$221,476,699	$156,556,959	$197,900,832	$74,034,568	$649,969,058
Inflows (a)	15,715,717	1,779,857	12,412,934	2,058,840	31,967,348	22,791,041	5,449,946	12,949,112	4,170,080	45,360,179
Outflows (b)	(3,741,724)	(144,634)	(3,858,030)	(1,383,002)	(9,127,390)	(4,289,575)	(872,597)	(3,072,247)	(2,582,444)	(10,816,863)

Net Inflows	11,973,993	1,635,223	8,554,904	675,838	22,839,958	18,501,466	4,577,349	9,876,865	1,587,636	34,543,316
Realizations (c)	(4,493,945)	(2,943,918)	(3,231,450)	(324,743)	(10,994,056)	(5,292,057)	(2,688,240)	(3,495,939)	(362,867)	(11,839,103)
Market Activity (d)(g)	(1,949,895)	(430,652)	3,136,537	984,629	1,740,619	5,935,345	2,500,128	(3,591,933)	426,491	5,270,031

Balance, End of Period (e)	$287,497,306	$165,343,505	$206,622,922	$72,509,676	$731,973,409	$240,621,453	$160,946,196	$200,689,825	$75,685,828	$677,943,302

Increase (Decrease)	$5,530,153	$(1,739,347)	$8,459,991	$1,335,724	$13,586,521	$19,144,754	$4,389,237	$2,788,993	$1,651,260	$27,974,244
Increase (Decrease)	2%	-1%	4%	2%	2%	9%	3%	1%	2%	4%
Annualized Base Management Fee Rate (f)	0.99%	1.09%	0.65%	0.76%	0.89%	1.00%	1.06%	0.59%	0.78%	0.87%

	Three Months Ended
	March 31, 2023					March 31, 2022
		Private	Credit &	Hedge Fund			Private	Credit &	Hedge Fund
	Real Estate	Equity	Insurance	Solutions	Total	Real Estate	Equity	Insurance	Solutions	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$326,146,904	$288,902,142	$279,908,030	$79,716,001	$974,673,077	$279,474,105	$261,471,007	$258,622,467	$81,334,141	$880,901,720
Inflows (a)	17,045,929	4,556,005	16,589,263	2,168,497	40,359,694	17,043,319	9,233,637	19,582,685	4,015,331	49,874,972
Outflows (b)	(4,028,547)	(632,468)	(4,750,649)	(1,403,111)	(10,814,775)	(2,295,695)	(1,420,463)	(3,519,958)	(2,768,093)	(10,004,209)

Net Inflows	13,017,382	3,923,537	11,838,614	765,386	29,544,919	14,747,624	7,813,174	16,062,727	1,247,238	39,870,763
Realizations (c)	(4,423,681)	(8,620,785)	(4,576,693)	(330,677)	(17,951,836)	(9,537,783)	(7,725,833)	(5,533,849)	(438,445)	(23,235,910)
Market Activity (d)(h)	(2,943,267)	2,843,547	4,098,895	1,028,261	5,027,436	13,512,837	6,398,003	(2,709,564)	753,893	17,955,169

Balance, End of Period (e)	$331,797,338	$287,048,441	$291,268,846	$81,178,971	$991,293,596	$298,196,783	$267,956,351	$266,441,781	$82,896,827	$915,491,742

Increase (Decrease)	$5,650,434	$(1,853,701)	$11,360,816	$1,462,970	$16,620,519	$18,722,678	$6,485,344	$7,819,314	$1,562,686	$34,590,022
Increase (Decrease)	2%	-1%	4%	2%	2%	7%	2%	3%	2%	4%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period.

(g)
For the three months ended March 31, 2023, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $662.2 million, $27.8 million, $314.6 million, $(112.6) million and $892.1 million for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the three months ended March 31, 2022, such impact was $(977.5) million, $(359.5) million and ($1.4) billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the three months ended March 31, 2023, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $845.2 million, $695.4 million, $386.2 million, $(105.0) million and $1.8 billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, re spectively. For the
three months ended March 31, 2022, such impact was $(1.8) billion, $(517.4) million, $(423.9) million and ($2.8) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $732.0 billion at March 31, 2023, an increase of $13.6 billion compared to $718.4 billion at December 31, 2022. The net increase was due to:

•
In our Real Estate segment, an increase of $5.5 billion from $282.0 billion at December 31, 2022 to $287.5 billion at March 31, 2023. The net increase was due to inflows of $15.7 billion, offset by realizations of $4.5 billion, outflows of $3.7 billion and market depreciation of $1.9 billion.

o
Inflows were driven by $7.4 billion from BREIT, including $4.5 billion from the Regents of the University of California (“UC Investments”), $5.3 billion from BREDS, primarily due to allocations of insurance capital, $2.0 billion from BREP and co-investment,
primarily from BREP X and $929.1 million from BPP and
co-investment.

o	Realizations were driven by $2.4 billion from BREIT, $982.1 million from BREDS, $788.9 million from BPP and co-investment and $306.8 million from BREP and co-investment.

o	Outflows were driven by $3.4 billion from BREIT and $274.4 million from BPP and co-investment, both primarily from repurchases.

o
Market depreciation was driven by depreciation of $2.2 billion from Core+ real estate (which reflected $496.6 million of foreign exchange appreciation), partially offset by market appreciation of $141.6 million from BREP and co-investment
(which reflected $141.6 million of foreign exchange appreciation) and $138.8 million from BREDS (which reflected $23.9 million of foreign exchange appreciation).

•
In our Private Equity segment, a decrease of $1.7 billion from $167.1 billion at December 31, 2022 to $165.3 billion at March 31, 2023. The net decrease was due to realizations of $2.9 billion, market depreciation of $430.7 million and outflows of $144.6 million, offset by inflows of $1.8 billion.

o	Realizations were driven by $1.1 billion from corporate private equity, $889.9 million from Tactical Opportunities, $649.7 million from Strategic Partners and $267.1 million from BIP.

o
Market depreciation was driven by deprecation of $539.8 million from BIP (which reflected $44.2 million of foreign exchange appreciation), partially offset by market appreciation of $96.5 million from Strategic Partners.

o	Outflows were driven by $215.3 million from Tactical Opportunities.

o	Inflows were driven by $762.2 million from BIP, $646.7 million from Strategic Partners and $563.4 million from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $8.5 billion from $198.2 billion at December 31, 2022 to $206.6 billion at March 31, 2023. The net increase was due to inflows of $12.4 billion and market appreciation of $3.1 billion, offset by outflows of $3.9 billion, and realizations of $3.2 billion.

o	Inflows were driven by $4.1 billion from CLOs, $3.5 billion from liquid credit strategies, $1.9 billion from direct lending and $1.4 billion from asset-based finance.

o
Market appreciation was driven by appreciation of $1.5 billion from liquid credit strategies (which reflected $19.3 million of foreign exchange appreciation), $988.1 million from direct lending (which reflected $112.5 million of foreign exchange appreciation) and $247.6 million from private placement credit.

o	Outflows were driven by $2.2 billion from liquid credit strategies, $931.8 million from direct lending and $318.5 million from MLP strategies.

o	Realizations were driven by $1.5 billion from direct lending, $572.2 million from mezzanine funds and $406.3 million from our energy strategies.

•
In our Hedge Fund Solutions segment, an increase of $1.3 billion from $71.2 billion at December 31, 2022 to $72.5 billion at March 31, 2023. The net increase was due to inflows of $2.1 billion and market appreciation of $984.6 million, offset by outflows of $1.4 billion and realizations of $324.7 million.

o	Inflows were driven by $1.2 billion from customized solutions, $727.5 million from liquid and specialized solutions and $99.4 million from commingled products.

o
Market appreciation was driven by appreciation of $538.2 million from liquid and specialized solutions (which reflected $4.2 million of foreign exchange appreciation), $244.3 million from customized solutions (which reflected $162.0 million of foreign exchange depreciation) and $202.0 million from commingled products (which reflected $45.2 million of foreign exchange appreciation).

o	Outflows were driven by $748.6 million from customized solutions, $534.1 million from liquid and specialized solutions and $100.3 million from commingled products.

o	Realizations were driven by $324.7 million from liquid and specialized solutions.

Total Assets Under Management
Total Assets Under Management were $991.3 billion at March 31, 2023, an increase of $16.6 billion compared to $974.7 billion at December 31, 2022. The net increase was due to:

•
In our Real Estate segment, an increase of $5.7 billion from $326.1 billion at December 31, 2022 to $331.8 billion at March 31, 2023. The net increase was due to inflows of $17.0 billion, offset by realizations of $4.4 billion, outflows of $4.0 billion and market depreciation of $2.9 billion.

o
Inflows were driven by $7.4 billion from BREIT, including $4.5 billion from UC Investments, $7.2 billion from BREDS, primarily due to allocations of insurance capital and BREDS V, $1.8 billion from BREP and co-investment,
primarily from BREP X (bringing total capital commitments in BREP X to $30.4 billion), and $507.4 million from BPP and co-investment.

o	Realizations were driven by $2.4 billion from BREIT, $814.4 million from BPP and co-investment, $671.0 million from BREDS and $515.9 million from BREP and co-investment.

o	Outflows were driven by $3.4 billion from BREIT repurchases, $287.2 million from BPP and co-investment, primarily from repurchases, and $225.5 million from BREDS.

o
Market depreciation was driven by depreciation of $2.2 billion from Core+ real estate (which reflected $515.8 million of foreign exchange appreciation), $621.0 million from BREDS (which reflected $31.0 million of foreign exchange appreciation) and $81.5 million from BREP and co-investment
(which reflected $298.2 million of foreign exchange appreciation).

•
In our Private Equity segment, a decrease of $1.9 billion from $288.9 billion at December 31, 2022 to $287.0 billion at March 31, 2023. The net decrease was due to realizations of $8.6 billion and outflows of $632.5 million, offset by inflows of $4.6 billion and market appreciation of $2.8 billion.

o	Realizations were driven by $4.6 billion from corporate private equity, $1.9 billion from Tactical Opportunities and $1.6 billion from Strategic Partners.

o	Outflows were driven by $220.3 million from Strategic Partners, $214.5 million from corporate private equity and $179.2 million from Tactical Opportunities.

o	Inflows were driven by $1.7 billion from BIP, $1.4 billion from corporate private equity, $903.9 million from Strategic Partners and $575.8 million from BXG.

o
Market appreciation was driven by appreciation of $2.2 billion from corporate private equity (which reflected $521.8 million of foreign exchange appreciation) and $546.7 million from Strategic Partners (which reflected $17.5 million of foreign exchange depreciation).

•
In our Credit & Insurance segment, an increase of $11.4 billion from $279.9 billion at December 31, 2022 to $291.3 billion at March 31, 2023. The net increase was due to inflows of $16.6 billion and market appreciation of $4.1 billion, offset by outflows of $4.8 billion and realizations of $4.6 billion.

o
Inflows were driven by $6.3 billion from direct lending, $4.1 billion from CLOs, $2.6 billion from liquid credit strategies, $1.8 billion from asset-based finance and $1.3 billion from our energy strategies.

o
Market appreciation was driven by appreciation of $1.6 billion from liquid credit strategies (which reflected $71.7 million of foreign exchange appreciation), $1.4 billion from direct lending (which reflected $105.7 million of foreign exchange appreciation), $247.6 million from private placement credit and $227.0 million from MLP strategies.

o	Outflows were driven by $2.4 billion from liquid credit strategies, $1.3 billion from direct lending and $466.0 million from asset-based finance.

o	Realizations were driven by $1.9 billion from direct lending, $1.1 billion from mezzanine funds and $771.9 million from our energy strategies.

•
In our Hedge Fund Solutions segment, an increase of $1.5 billion from $79.7 billion at December 31, 2022 to $81.2 billion at March 31, 2023. The net increase was due to inflows of $2.2 billion and market appreciation of $1.0 billion, offset by outflows of $1.4 billion and realizations of $330.7 million.

o	Inflows were driven by $1.2 billion from customized solutions, $774.4 million from liquid and specialized solutions and $145.5 million from commingled products.

o
Market appreciation was driven by appreciation of $562.3 million from liquid and specialized solutions (which reflected $3.4 million of foreign exchange appreciation), $239.3 million from customized solutions (which reflected $163.3 million of foreign exchange depreciation) and $226.6 million from commingled products (which reflected $55.0 million of foreign exchange appreciation).

o	Outflows were driven by $762.6 million from customized solutions, $539.9 million from liquid and specialized solutions and $100.6 million from commingled products.

o	Realizations were driven by $330.7 million from liquid and specialized solutions.
Total Assets Under Management inflows in our Credit & Insurance segment direct lending funds exceed the
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
Fee-Earning
Assets Under Management realizations.
Fee-Earning
Assets Under Management generally represents only the invested capital.
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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of March 31, 2023 and 2022. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	March 31,
	2023	2022

	(Dollars in Millions)
Real Estate
BREP IV	$6	$6
BREP V	4	1
BREP VI	19	38
BREP VII	86	527
BREP VIII	717	990
BREP IX	1,015	1,139
BREP Europe IV	43	93
BREP Europe V	28	548
BREP Europe VI	68	301
BREP Asia I	104	126
BREP Asia II	37	189
BPP	518	734
BEPIF	—	6
BREDS	6	37
BTAS	22	83

Total Real Estate (a)	2,672	4,817

Private Equity
BCP IV	6	8
BCP V	31	—
BCP VI	407	475
BCP VII	854	1,257
BCP VIII	276	315
BCP Asia I	95	330
BEP I	26	27
BEP II	2	—
BEP III	158	93
BCEP I	213	222
Tactical Opportunities	223	378
BXG	—	12
Strategic Partners	511	570
BIP	158	106
BXLS	29	22
BTAS/Other	172	255

Total Private Equity (a)	3,161	4,070

Credit & Insurance	239	318

Hedge Fund Solutions	300	342

Total Blackstone Net Accrued Performance Revenues	$6,372	$9,546

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.

For the twelve months ended March 31, 2023, Net Accrued Performance Revenues receivable decreased due to net realized distributions of $2.8 billion, partially offset by Net Performance Revenues of $352.5 million.
Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
Perpetual Capital Total Assets Under Management were $380.5 billion as of March 31, 2023, an increase of $9.4 billion, compared to $371.1 billion as of December 31, 2022. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Real Estate segments increased $5.9 billion and $2.6 billion, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, net Total Assets Under Management growth in BIS resulted in an increase of $5.1 billion.

•
In our Real Estate segment, net Total Assets Under Management growth in insurance capital managed in the Real Estate segment and growth in BREIT resulted in increases of $4.8 billion and $1.2 billion, respectively, partially offset by decreases of $2.4 billion and $951.0 million in BPP and BXMT, respectively.

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

The following table presents the investment record of our significant carry/drawdown funds and selected perpetual capital strategies from inception through March 31, 2023:
Carry/Drawdown Funds

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	19,634	n/a	—	4,641,310	1.7x	4,660,944	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	5,571	n/a	—	13,463,448	2.3x	13,469,019	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	550,388	203,661	1.3x	70%	27,526,436	2.5x	27,730,097	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,501,872	1,479,486	2,788,711	0.7x	5%	28,157,750	2.4x	30,946,461	2.0x	22%	15%
BREP VIII (Apr 2015 / Jun 2019)	16,596,889	2,215,570	13,968,827	1.5x	—	21,522,012	2.5x	35,490,839	2.0x	28%	16%
BREP IX (Jun 2019 / Aug 2022)	21,306,836	3,877,824	26,717,962	1.5x	1%	7,802,955	2.2x	34,520,917	1.6x	65%	27%
*BREP X (Aug 2022 / Feb 2028)	30,415,919	29,626,653	898,174	1.1x	67%	—	n/a	898,174	1.1x	n/a	n/m

Total Global BREP	$ 103,862,541	$ 37,749,921	$ 44,602,540	1.4x	3%	$ 110,648,829	2.4x	$ 155,251,369	2.0x	18%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,453	395,252	232,011	0.4x	—	5,853,092	2.4x	6,085,103	2.0x	18%	14%
BREP Europe IV (Sep 2013 / Dec 2016)	6,673,049	1,393,544	1,324,580	1.0x	—	9,904,968	2.0x	11,229,548	1.8x	19%	13%
BREP Europe V (Dec 2016 / Oct 2019)	7,968,437	1,308,022	5,056,572	1.0x	—	6,678,098	3.9x	11,734,670	1.7x	42%	11%
*BREP Europe VI (Oct 2019 / Apr 2025)	10,003,818	5,318,763	5,649,050	1.2x	—	3,413,426	2.6x	9,062,476	1.5x	71%	20%

Total BREP Europe	€ 30,304,677	€ 8,415,581	€ 12,262,213	1.1x	—	€ 29,805,786	2.4x	€ 42,067,999	1.7x	17%	12%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$ 4,263,411	$ 897,686	$ 2,072,851	1.4x	6%	$ 6,483,462	2.1x	$ 8,556,313	1.8x	20%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,346,689	1,497,375	7,161,885	1.3x	—	1,211,818	1.8x	8,373,703	1.3x	35%	8%
*BREP Asia III (Mar 2022 / Sep 2027)	8,220,836	7,219,363	1,002,080	1.0x	—	—	n/a	1,002,080	1.0x	n/a	n/m
BREP Co-Investment (f)	7,298,796	35,018	1,034,501	2.2x	—	15,092,405	2.2x	16,126,906	2.2x	16%	16%

Total BREP	$ 167,079,201	$ 56,521,012	$ 69,825,600	1.3x	2%	$ 169,896,207	2.3x	$ 239,721,807	1.9x	17%	15%

*BREDS High-Yield (Various) (g)	$ 23,477,120	$ 8,122,320	$ 5,557,130	1.0x	—	$ 17,422,179	1.3x	$ 22,979,309	1.2x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$ 859,081	$ —	$ —	n/a	—	$ 1,741,738	2.6x	$ 1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,268,627	2.5x	3,268,627	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,228,707	2.3x	9,228,707	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	16,242	n/a	—	2,981,999	1.4x	2,998,241	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	195,824	28,554	n/a	—	21,694,051	2.9x	21,722,605	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	169,493	11.5x	95%	38,675,419	1.9x	38,844,912	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,536	1,341,319	6,104,724	1.9x	31%	26,616,194	2.3x	32,720,918	2.2x	15%	13%
BCP VII (May 2016 / Feb 2020)	18,854,174	1,690,971	20,129,358	1.6x	26%	13,382,133	2.6x	33,511,491	1.9x	33%	14%
*BCP VIII (Feb 2020 / Feb 2026)	25,651,112	13,179,751	16,615,869	1.3x	6%	978,651	2.6x	17,594,520	1.3x	n/m	14%
BCP IX (TBD)	15,547,350	15,547,350	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	527,407	1.4x	48%	4,306,894	1.9x	4,834,301	1.9x	14%	11%
Energy II (Feb 2015 / Feb 2020)	4,628,418	1,017,254	4,227,602	1.7x	60%	3,075,041	1.5x	7,302,643	1.6x	9%	8%
*Energy III (Feb 2020 / Feb 2026)	4,366,334	2,314,765	3,624,077	1.9x	28%	1,018,342	2.3x	4,642,419	2.0x	60%	43%
BCP Asia I (Dec 2017 / Sep 2021)	2,438,028	418,459	2,841,512	1.5x	28%	1,720,561	5.4x	4,562,073	2.1x	93%	29%
*BCP Asia II (Sep 2021 / Sep 2027)	6,656,118	5,906,814	689,960	1.1x	—	—	n/a	689,960	1.1x	n/a	n/m
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,761,609	1,158,622	7,517,278	2.0x	—	2,293,838	4.1x	9,811,116	2.3x	55%	20%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,205,237	5,721,026	2,811,586	1.2x	—	59,581	n/a	2,871,167	1.2x	n/a	10%

Total Corporate Private Equity	$ 144,852,701	$ 49,726,481	$ 65,303,662	1.5x	20%	$ 131,041,776	2.2x	$ 196,345,438	1.9x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$ 28,780,088	$ 14,588,176	$ 11,030,696	1.2x	10%	$ 22,016,525	1.9x	$ 33,047,221	1.6x	17%	11%
*Tactical Opportunities Co-Investment and Other (Various)	9,900,804	1,301,237	4,499,802	1.7x	7%	8,708,383	1.6x	13,208,185	1.6x	18%	17%

Total Tactical Opportunities	$ 38,680,892	$ 15,889,413	$ 15,530,498	1.3x	9%	$ 30,724,908	1.8x	$ 46,255,406	1.6x	17%	12%

Growth
*BXG I (Jul 2020 / Jul 2025)	$ 5,056,267	$ 1,245,453	$ 3,635,281	1.0x	5%	$ 402,400	3.2x	$ 4,037,681	1.1x	n/m	-1%
BXG II (TBD)	4,045,697	4,045,697	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Growth	$ 9,101,964	$ 5,291,150	$ 3,635,281	1.0x	5%	$ 402,400	3.2x	$ 4,037,681	1.1x	n/m	-1%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$ 11,447,898	$ 641,841	$ 351,910	n/a	—	$ 16,969,978	n/a	$ 17,321,888	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,772	878,426	963,932	n/a	—	4,085,158	n/a	5,049,090	1.7x	n/a	14%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,781,038	4,316,007	n/a	—	6,260,527	n/a	10,576,534	2.0x	n/a	19%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	476,907	1,027,150	n/a	—	1,100,472	n/a	2,127,622	1.5x	n/a	14%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	4,590,297	8,418,380	n/a	—	5,894,590	n/a	14,312,970	1.8x	n/a	35%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	9,072,886	3,183,860	3,179,914	n/a	—	3,488,377	n/a	6,668,291	1.7x	n/a	19%
*Strategic Partners Infrastructure III (Jun 2020 / Jul 2024) (i)	3,250,100	1,423,545	1,271,893	n/a	—	239,153	n/a	1,511,046	1.4x	n/a	31%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)	19,492,126	12,551,380	3,907,359	n/a	—	538,872	n/a	4,446,231	1.3x	n/a	21%

Total Strategic Partners (Secondaries)	$ 67,629,159	$ 25,527,294	$ 23,436,545	n/a	—	$ 38,577,127	n/a	$ 62,013,672	1.7x	n/a	15%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$ 910,000	$ 97,447	$ 940,338	1.6x	1%	$ 284,314	1.9x	$ 1,224,652	1.7x	21%	13%
*BXLS V (Jan 2020 / Jan 2025)	4,907,799	3,468,466	1,608,935	1.4x	3%	95,055	1.1x	1,703,990	1.4x	n/m	5%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ —	n/a	—	$ 4,809,097	1.6x	$ 4,809,097	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	994,949	158,837	0.2x	—	6,586,920	1.6x	6,745,757	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	813,501	3,309,664	1.0x	1%	6,429,958	1.6x	9,739,622	1.4x	n/a	11%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	3,117,621	2,901,910	1.1x	—	149,566	n/m	3,051,476	1.1x	n/a	11%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	280,321	0.4x	—	5,287,126	1.2x	5,567,447	1.1x	n/a	1%
Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	2,299,547	3,005,197	1.0x	—	3,146,337	1.4x	6,151,534	1.1x	n/a	7%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,045,875	775,134	1.2x	—	2,711,666	1.6x	3,486,800	1.5x	n/a	10%
*Energy II (Feb 2019 / Feb 2024)	3,616,081	1,618,066	2,112,062	1.1x	—	1,301,896	1.6x	3,413,958	1.2x	n/a	20%
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 473,985	€ 639,489	0.7x	—	€ 2,559,005	1.4x	€ 3,198,494	1.2x	n/a	2%
*European Senior Debt II (Jun 2019 / Jun 2024)	€ 4,088,344	€ 1,085,456	€ 4,254,443	1.0x	—	€ 1,590,110	1.9x	€ 5,844,553	1.1x	n/a	11%

Total Credit Drawdown Funds (j)	$ 46,889,033	$ 12,228,380	$ 17,860,139	0.9x	—	$ 41,019,983	1.5x	$ 58,880,122	1.3x	n/a	10%

Selected Perpetual Capital Strategies (k)

Fund (Inception Year) (a)	Investment Strategy	Total AUM	Total Net Return (l)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners (2013) (m)	Core+ Real Estate	$70,595,493	9%
BREIT - Blackstone Real Estate Income Trust (2017) (n)	Core+ Real Estate	69,711,147	11%
BREIT - Class I (o)	Core+ Real Estate		12%
BXMT - Blackstone Mortgage Trust (2013) (p)	Real Estate Debt	5,600,003	5%
Private Equity
BIP - Blackstone Infrastructure Partners (2019) (q)	Infrastructure	28,593,836	15%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (r)	U.S. Direct Lending	10,878,825	10%
BCRED - Blackstone Private Credit Fund (2021) (s)	U.S. Direct Lending	58,964,030	8%
BCRED - Class I (t)	U.S. Direct Lending		9%
Hedge Fund Solutions
BSCH - Blackstone Strategic Capital Holdings (2014) (u)	GP Stakes	10,147,324	12%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2023 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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
(k)
Represents the performance for select Perpetual Capital Strategies; strategies excluded consist primarily of (1) investment strategies that have been investing for less than one year, (2) perpetual capital assets managed for certain insurance clients, and (3) investment vehicles where Blackstone does not earn fees.

(l)
Unless otherwise indicated, Total Net Return represents the annualized inception to March 31, 2023 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(m)
BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 funds, co-investment
and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of March 31, 2023, these vehicles represented $2.9 billion of Total Assets Under Management.

(n)
The BREIT Total Net Return reflects a per share blended return, assuming BREIT had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 1, 2017.

(o)
Represents the Total Net Return for BREIT’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT, Class I Total Net Return is presented on an annualized basis and is from January 1, 2017.

(p)
The BXMT Total Net Return reflects annualized market return of a shareholder invested in BXMT since inception, May 22, 2013, through March 31, 2023, assuming reinvestment of all dividends received during the period.

(q)	Including co-investment vehicles, BIP Total Assets Under Management is $36.1 billion.
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

(s)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of March 31, 2023 was $23.1 billion.

(t)
Represents the Total Net Return for BCRED’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. Class I Total Net Return is presented on an annualized basis and is from January 7, 2021.

(u)
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
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended
	March 31,		2023 vs. 2022
	2023	2022	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$705,387	$580,186	$125,201	22%
Transaction and Other Fees, Net	20,561	40,485	(19,924)	-49%
Management Fee Offsets	(10,457)	(960)	(9,497)	989%

Total Management Fees, Net	715,491	619,711	95,780	15%
Fee Related Performance Revenues	20,748	491,517	(470,769)	-96%
Fee Related Compensation	(137,610)	(344,842)	207,232	-60%
Other Operating Expenses	(74,181)	(66,003)	(8,178)	12%

Fee Related Earnings	524,448	700,383	(175,935)	-25%

Realized Performance Revenues	11,096	802,916	(791,820)	-99%
Realized Performance Compensation	(3,165)	(290,031)	286,866	-99%
Realized Principal Investment Income	2,224	53,975	(51,751)	-96%

Net Realizations	10,155	566,860	(556,705)	-98%

Segment Distributable Earnings	$534,603	$1,267,243	$(732,640)	-58%

n/m     Not meaningful.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Segment Distributable Earnings were $534.6 million for the three months ended March 31, 2023, a decrease of $732.6 million, compared to $1.3 billion for the three months ended March 31, 2022. The decrease in Segment Distributable Earnings was primarily attributable to decreases of $175.9 million in Fee Related Earnings and $556.7 million in Net Realizations.
Over eighty percent of the aggregate net asset value of our global opportunistic and core+ real estate vehicles is concentrated in logistics, rental housing, hotels, life science office and data centers. These sectors continue to demonstrate strong cash flow growth, with the majority experiencing low vacancies driven by sustained robust demand and muted supply. Notwithstanding the strength of sectors, the real estate market has been characterized by divergent performance across sectors. Weakening fundamentals persist in the office sector and traditional U.S. office buildings remain particularly challenged. Traditional U.S. office represents only approximately 2% of the aggregate net asset value of our global opportunistic and core+ real estate portfolios. Although inflation is moderating, continued capital market volatility and economic uncertainty have contributed to reduced realization and deployment activity. These market conditions and capital constraints, coupled with the potential for a more constrained financing market in light of recent events in the banking sector, are likely to result in muted realizations for a period of time, which would negatively impact Segment Distributable Earnings in our Real Estate segment. Although these conditions have made deployment more challenging, we believe our real estate funds are well positioned to take advantage of deployment opportunities during periods of heightened dislocation.

Fundraising in the first quarter of 2023 remained positive despite a challenging market backdrop. Perpetual capital strategies, including BREIT, represent an increasing percentage of Total Assets Under Management in our Real Estate segment. Market volatility drove a material increase in BREIT repurchase requests beginning in late 2022, and pursuant to the terms of the vehicle, BREIT began to prorate such requests beginning in November 2022. Concurrently, BREIT inflows were materially reduced after proration was announced which led to net outflows in BREIT in the first quarter, excluding the $4.5 billion subscription by UC Investments. Although repurchase requests in March and April were modestly down from their peak in January 2023, a continuation or worsening of the current environment could further adversely affect net flows in certain perpetual capital strategies for an extended period of time. We believe the long-term
growth trajectory remains positive and that strong investment performance and investor under-allocation
to such strategies should drive flows over the
long-term.
See “Part I. Item 1A. Risk Factors — Risks Related to our Business — We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk” in our Annual Report on Form
10-K
for the year ended December 31, 2022.
Fee Related Earnings
Fee Related Earnings were $524.4 million for the three months ended March 31, 2023, a decrease of $175.9 million, compared to $700.4 million for the three months ended March 31, 2022. The decrease in Fee Related Earnings was attributable to a decrease of $470.8 million in Fee Related Performance Revenues and an increase of $8.2 million in Other Operating Expenses, partially offset by a decrease of $207.2 million in Fee Related Compensation and an increase of $95.8 million in Management Fees, Net.
Fee Related Performance Revenues were $20.7 million for the three months ended March 31, 2023, a decrease of $470.8 million, compared to $491.5 million for the three months ended March 31, 2022. The decrease was primarily due to lower Fee Related Performance Revenues in BREIT.
Other Operating Expenses were $74.2 million for three months ended March 31, 2023, an increase of $8.2 million, compared to $66.0 million for three months ended March 31, 2022. The increase was primarily due to travel and entertainment and occupancy costs.
Fee Related Compensation was $137.6 million for the three months ended March 31, 2023, a decrease of $207.2 million, compared to $344.8 million for the three months ended March 31, 2022. The decrease was primarily due to a decrease in Fee Related Performance Revenues, partially offset by an increase in Management Fees, Net, both of which impact Fee Related Compensation.
Management Fees, Net were $715.5 million for the three months ended March 31, 2023, an increase of $95.8 million, compared to $619.7 million for the three months ended March 31, 2022, primarily driven by an increase in Base Management Fees, partially offset by a decrease in Transaction and Other Fees, Net. Base Management Fees increased $125.2 million primarily due to
Fee-Earning
Assets Under Management growth in BREP, Core+ real estate and BREDS. Transaction and Other Fees, Net decreased $19.9 million primarily due to a decrease in acquisition fees.
Net Realizations
Net Realizations were $10.2 million for the three months ended March 31, 2023, a decrease of $556.7 million, compared to $566.9 million for the three months ended March 31, 2022. The decrease in Net Realizations was primarily attributable to decreases of $791.8 million in Realized Performance Revenues and $51.8 million in Realized Principal Investment Income, partially offset by a decrease of $286.9 million in Realized Performance Compensation.

Realized Performance Revenues were $11.1 million for the three months ended March 31, 2023, a decrease of $791.8 million, compared to $802.9 million for the three months ended March 31, 2022. The decrease was primarily due to lower Realized Performance Revenues in BREP.
Realized Principal Investment Income was $2.2 million for the three months ended March 31, 2023, a decrease of $51.8 million, compared to $54.0 million for the three months ended March 31, 2022. The decrease was primarily due to the segment’s allocation of the gain recognized in a Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”) sale transaction in the first quarter of 2022.
Realized Performance Compensation was $3.2 million for the three months ended March 31, 2023, a decrease of $286.9 million, compared to $290.0 million for the three months ended March 31, 2022. The decrease was primarily due to the decrease in Realized Performance Revenues.
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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				March 31, 2023
	March 31,				Inception to Date
	2023		2022		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	-27%	-23%	7%	6%	30%	22%	21%	15%
BREP VIII	-6%	-6%	13%	11%	36%	28%	22%	16%
BREP IX	1%	-	18%	15%	95%	65%	37%	27%
BREP Europe IV (b)	-13%	-12%	3%	2%	27%	19%	19%	13%
BREP Europe V (b)	-8%	-8%	5%	4%	51%	42%	16%	11%
BREP Europe VI (b)	15%	10%	8%	7%	97%	71%	32%	20%
BREP Asia I	-3%	-4%	3%	2%	27%	20%	18%	12%
BREP Asia II	-1%	5%	4%	3%	51%	35%	13%	8%
BREP Co-Investment (c)	3%	2%	22%	22%	18%	16%	18%	16%
BPP (d)	-3%	-3%	10%	9%	n/a	n/a	11%	9%
BREIT (e)	n/a	-1%	n/a	5%	n/a	n/a	n/a	11%
BREIT - Class I (f)	n/a	-1%	n/a	5%	n/a	n/a	n/a	12%
BREDS High-Yield (g)	1%	-	1%	-	15%	10%	13%	9%
BXMT (h)	n/a	-13%	n/a	6%	n/a	n/a	n/a	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	Euro-based internal rates of return.
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

(f)
Represents the Total Net Return for BREIT’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. Inception to date return is from January 1, 2017.

(g)	BREDS High-Yield represents the flagship real estate debt drawdown funds only. Inception to date returns are from July 1, 2009.
(h)
Reflects annualized return of a shareholder invested in BXMT as of the beginning of each period presented, assuming reinvestment of all dividends received during the period, and net of all fees and expenses incurred by BXMT. Return incorporates the closing NYSE stock price as of each period end. Inception to date returns are from May 22, 2013.

Funds With Closed Investment Periods as of March 31, 2023
The Real Estate segment has twelve funds with closed investment periods as of March 31, 2023: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I and BREDS III. As of March 31, 2023, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV and BREP Europe III were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREP Europe V, BREP Asia II, BREP Asia I and BREDS III were above their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended March 31,		2023 vs. 2022
	2023	2022	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$451,610	$421,472	$30,138	7%
Transaction, Advisory and Other Fees, Net	14,784	12,658	2,126	17%
Management Fee Offsets	(1,310)	(27,142)	25,832	-95%

Total Management and Advisory Fees, Net	465,084	406,988	58,096	14%
Fee Related Performance Revenues	-	(648)	648	-100%
Fee Related Compensation	(161,626)	(151,050)	(10,576)	7%
Other Operating Expenses	(76,763)	(67,744)	(9,019)	13%

Fee Related Earnings	226,695	187,546	39,149	21%

Realized Performance Revenues	499,322	450,238	49,084	11%
Realized Performance Compensation	(232,934)	(206,703)	(26,231)	13%
Realized Principal Investment Income	32,889	65,438	(32,549)	-50%

Net Realizations	299,277	308,973	(9,696)	-3%

Segment Distributable Earnings	$525,972	$496,519	$29,453	6%

n/m    Not meaningful.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Segment Distributable Earnings were $526.0 million for the three months ended March 31, 2023, an increase of $29.5 million, compared to $496.5 million for the three months ended March 31, 2022. The increase in Segment Distributable Earnings was attributable to an increase of $39.1 million in Fee Related Earnings, partially offset by a decrease of $9.7 million in Net Realizations.
The corporate private equity portfolio has, to a meaningful extent, been able to navigate the impact of inflationary pressures by focusing on investments in companies that are less impacted by rising input costs or that benefit from strong revenue growth and pricing power. As a result, overall margins in the private equity portfolio have demonstrated resilience, although wage inflation continues to put some pressure on profits margins of certain private equity portfolio companies, particularly in labor intensive businesses. With respect to realizations and deployment, continuing capital market volatility and economic uncertainty have contributed to reduced activity. Current market and economic conditions, coupled with the potential for a more constrained financing market in light of recent events in the banking sector, are likely to continue to result in muted realizations and deployment until such conditions improve. This would negatively impact Segment Distributable Earnings in our Private Equity segment. Challenging market conditions have pressured investors’ ability to allocate to private equity strategies and contributed to an already difficult fundraising environment. Despite these near-term headwinds and a slower pace of fundraising, our institutional fundraising has remained positive and we have advanced considerably on flagship fundraising in our Private Equity segment.
In energy, the values of certain energy investments fluctuated as a result of volatility in oil and gas prices in the first quarter of 2023. Beyond any short term conditions, increased scrutiny from regulators, investors and other market participants on the climate impact of oil and gas energy investments has weakened long-term growth prospects for traditional energy. The persistence of these weakened market fundamentals could negatively impact the performance of certain investments in our energy and corporate private equity funds.

Fee Related Earnings
Fee Related Earnings were $226.7 million for the three months ended March 31, 2023, an increase of $39.1 million, or 21%, compared to $187.5 million for the three months ended March 31, 2022. The increase in Fee Related Earnings was primarily attributable to an increase of $58.1 million in Management and Advisory Fees, Net, partially offset by increases of $10.6 million in Fee Related Compensation and $9.0 million in Other Operating Expenses.
Management and Advisory Fees, Net were $465.1 million for the three months ended March 31, 2023, an increase of $58.1 million, compared to $407.0 million for the three months ended March 31, 2022, primarily driven by an increase in Base Management Fees and a decrease in Management Fee Offsets. Base Management Fees increased $30.1 million primarily due to (a) additional commitments from limited partners to Strategic Partners IX and Strategic Partners GP Solutions and the commencement of Strategic Partners Real Estate VIII’s investment period in the second quarter of 2022, and
(b) Fee-Earning
Assets Under Management Growth in BIP. Management Fee Offsets decreased $25.8 million primarily due to a reduction from Strategic Partners IX.
Fee Related Compensation was $161.6 million for the three months ended March 31, 2023, an increase of $10.6 million, compared to $151.1 million for the three months ended March 31, 2022. The increase was primarily due to an increase in Base Management Fees, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $76.8 million for the three months ended March 31, 2023, an increase of $9.0 million, compared to $67.7 million for the three months ended March 31, 2022. The increase was primarily due to travel and entertainment and occupancy costs.
Net Realizations
Net Realizations were $299.3 million for the three months ended March 31, 2023, a decrease of $9.7 million, compared to $309.0 million for the three months ended March 31, 2022. The decrease in Net Realizations was primarily attributable to a decrease of $32.5 million in Realized Principal Investment Income and an increase of $26.2 million in Realized Performance Compensation, partially offset by an increase of $49.1 million in Realized Performance Revenues.
Realized Principal Investment Income was $32.9 million for the three months ended March 31, 2023, a decrease of $32.5 million, compared to $65.4 million for the three months ended March 31, 2022. The decrease was primarily due to the segment’s allocation of the gain recognized in a Pátria sale transaction in the first quarter of 2022.
Realized Performance Compensation was $232.9 million for the three months ended March 31, 2023, an increase of $26.2 million, compared to $206.7 million for the three months ended March 31, 2022. The increase was primarily due to an increase in Realized Performance Revenues.
Realized Performance Revenues were $499.3 million for the three months ended March 31, 2023, an increase of $49.1 million, compared to $450.2 million for the three months ended March 31, 2022. The increase was primarily due to higher Realized Performance Revenues in corporate private equity and Tactical Opportunities, partially offset by lower Realized Performance Revenues in Strategic Partners.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				March 31, 2023
	March 31,				Inception to Date
	2023		2022		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	2%	1%	3%	3%	20%	15%	17%	13%
BCP VII	5%	4%	1%	-	42%	33%	20%	14%
BCP VIII	2%	1%	4%	3%	n/m	n/m	27%	14%
BEP I	-15%	-13%	24%	19%	18%	14%	15%	11%
BEP II	1%	1%	17%	16%	13%	9%	12%	8%
BEP III	9%	7%	10%	7%	95%	60%	66%	43%
BCP Asia I	-3%	-3%	-9%	-9%	131%	93%	42%	29%
BCEP I (b)	1%	1%	4%	4%	61%	55%	23%	20%
BCEP II (b)	6%	4%	2%	1%	n/a	n/a	16%	10%
Tactical Opportunities	2%	2%	2%	2%	21%	17%	15%	11%
Tactical Opportunities Co-Investment and Other	3%	4%	1%	3%	19%	18%	20%	17%
BXG I	-	-1%	-6%	-5%	n/m	n/m	5%	-1%
Strategic Partners VI (c)	-2%	-2%	5%	5%	n/a	n/a	18%	14%
Strategic Partners VII (c)	1%	1%	4%	4%	n/a	n/a	23%	19%
Strategic Partners Real Assets II (c)	1%	-	3%	2%	n/a	n/a	18%	14%
Strategic Partners VIII (c)	2%	1%	7%	5%	n/a	n/a	44%	35%
Strategic Partners Real Estate, SMA and Other (c)	2%	1%	11%	10%	n/a	n/a	20%	19%
Strategic Partners Infrastructure III (c)	1%	-1%	17%	6%	n/a	n/a	53%	31%
Strategic Partners IX (c)	3%	-	n/m	n/m	n/a	n/a	36%	21%
BIP	-3%	-2%	15%	12%	n/a	n/a	20%	15%
Clarus IV	7%	6%	-	-1%	30%	21%	22%	13%
BXLS V	6%	4%	-4%	-6%	n/m	n/m	18%	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues.
(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Realizations are treated as return of capital until fully recovered and therefore inception to date realized returns are not applicable. Returns are calculated from results that are reported on a three month lag from Strategic Partners’ fund financial statements and therefore do not include the impact of economic and market activities in the current quarter.

Funds With Closed Investment Periods as of March 31, 2023
The corporate private equity funds within the Private Equity segment have nine funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I. As of March 31, 2023, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and
BCP V-AC
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
The Tactical Opportunities funds within the Private Equity segment have various funds with closed investment periods, including but not limited to: BTOF-POOL, BTOF-POOL II, and BTOF-POOL III, which are each above their carried interest thresholds based on aggregate fund position. Strategic Partners funds within the Private Equity segment have various funds with closed investment periods, including but not limited to: SP VIII, SP VII RE, and SP RA II, which are above their respective carried interest thresholds based on aggregate fund position. Certain Strategic Partner funds with closed investment periods do not generate carried interest for Blackstone as agreed to at the time the Strategic Partners business was acquired. The Blackstone Life Sciences funds within the Private Equity segment has one fund with a closed investment period: Clarus IV, which was above its carried interest threshold.
Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended
	March 31,		2023 vs. 2022
	2023	2022	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$326,779	$292,445	$34,334	12%
Transaction and Other Fees, Net	8,451	9,397	(946)	-10%
Management Fee Offsets	(1,101)	(1,619)	518	-32%

Total Management Fees, Net	334,129	300,223	33,906	11%
Fee Related Performance Revenues	127,496	67,196	60,300	90%
Fee Related Compensation	(163,999)	(127,344)	(36,655)	29%
Other Operating Expenses	(74,238)	(57,167)	(17,071)	30%

Fee Related Earnings	223,388	182,908	40,480	22%

Realized Performance Revenues	125,181	30,743	94,438	307%
Realized Performance Compensation	(56,772)	(13,386)	(43,386)	324%
Realized Principal Investment Income	6,009	22,781	(16,772)	-74%

Net Realizations	74,418	40,138	34,280	85%

Segment Distributable Earnings	$297,806	$223,046	$74,760	34%

n/m     Not meaningful.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Segment Distributable Earnings were $297.8 million for the three months ended March 31, 2023, an increase of $74.8 million, or 34%, compared to $223.0 million for the three months ended March 31, 2022. The increase in Segment Distributable Earnings was attributable to increases of $40.5 million in Fee Related Earnings and $34.3 million in Net Realizations.
Despite market volatility amid challenges in the banking sector, sustained high interest rates and solid underlying company performance have continued to favorably impact returns in our private credit strategies. The performance of our credit funds has generally benefited from the high interest rate environment as a substantial majority of the portfolio is floating rate, although a higher cost of capital as a result of higher interest rates has the potential to negatively impact the free cash flow and credit quality of certain borrowers. Heightened energy prices and wage costs continue to put some profit margin pressures on certain of our Credit & Insurance segment investments even as overall inflation is moderating. Recent challenges in the banking sector may contribute to a more constrained financing market, which may create meaningful deployment opportunities for our private credit strategies as borrowers seek alternative financing sources. Nonetheless, significant market dislocation, particularly in the banking sector, could limit the liquidity of certain assets traded in the credit markets, and this would impact our funds’ ability to sell such assets at attractive prices or in a timely manner.
Perpetual capital strategies, including BCRED, represent an increasing percentage of Total Assets Under Management in our Credit & Insurance segment. Beginning in late 2022, market volatility drove a material increase in BCRED repurchase requests and a material decrease in inflows. While this led to minimal net flows in BCRED in the first quarter, inflows began showing signs of improving beginning late in the first quarter, with April inflows representing the highest month since October 2022 in six months. Nevertheless, a continuation or worsening of the current environment would again adversely affect our net flows. However, we believe the long-term
growth trajectory remains positive and that strong investment performance and investor under-allocation
to such private wealth strategies should drive flows over the long-term.
See “Item 1A. Risk Factors — Risks Related to Our Business —We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk” in our Annual Report on Form
10-K
for the year ended December 31, 2022.
Fee Related Earnings
Fee Related Earnings were $223.4 million for the three months ended March 31, 2023, an increase of $40.5 million, or 22%, compared to $182.9 million for the three months ended March 31, 2022. The increase in Fee Related Earnings was primarily attributable to increases of $60.3 million in Fee Related Performance Revenues and $33.9 million in Management Fees, Net, partially offset by increases of $36.7 million in Fee Related Compensation and $17.1 million in Other Operating Expenses.
Fee Related Performance Revenues were $127.5 million for the three months ended March 31, 2023, an increase of $60.3 million, compared to $67.2 million for the three months ended March 31, 2022. The increase was primarily due to performance and an increase in subscriptions in BCRED.
Management Fees, Net were $334.1 million for the three months ended March 31, 2023, an increase of $33.9 million, compared to $300.2 million for the three months ended March 31, 2022, primarily driven by an increase in Base Management Fees. Base Management Fees increased $34.3 million primarily due to inflows from
Fee-Earning
Assets Under Management in BCRED and BIS.
Fee Related Compensation was $164.0 million for the three months ended March 31, 2023, an increase of $36.7 million, compared to $127.3 million for the three months ended March 31, 2022. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.

Other Operating Expenses were $74.2 million for the three months ended March 31, 2023, an increase of $17.1 million, compared to $57.2 million for the three months ended March 31, 2022. The increase was primarily due to technology-related expenses, as well as travel and entertainment and occupancy costs.
Net Realizations
Net Realizations were $74.4 million for the three months ended March 31, 2023, an increase of $34.3 million, or 85%, compared to $40.1 million for the three months ended March 31, 2022. The increase in Net Realizations was primarily attributable to an increase of $94.4 million in Realized Performance Revenues, partially offset by an increase of $43.4 million in Realized Performance Compensation and a decrease of $16.8 million in Realized Principal Investment Income.
Realized Performance Revenues were $125.2 million for the three months ended March 31, 2023, an increase of $94.4 million, compared to $30.7 million for the three months ended March 31, 2022. The increase was primarily attributable to higher realized performance revenues in our energy and mezzanine funds.
Realized Performance Compensation was $56.8 million for the three months ended March 31, 2023, an increase of $43.4 million, compared to $13.4 million for the three months ended March 31, 2022. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Principal Investment Income was $6.0 million for the three months ended March 31, 2023, a decrease of $16.8 million, compared to $22.8 million for the three months ended March 31, 2022. The decrease was primarily due to the segment’s allocation of the gain recognized in a Pátria sale transaction in the first quarter of 2022.
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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended March 31,				March 31, 2023
	2023		2022		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	3%	3%	2%	1%	11%	7%
Liquid Credit (b)	3%	3%	-1%	-1%	5%	4%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of March 31,		As of March 31,
	2023	2022	2023	2022

	(Dollars in Thousands)
Credit & Insurance (b)	$85,672,809	$71,336,513	93%	93%

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

(b)
For the Credit & Insurance managed funds, at March 31, 2023, the incremental appreciation needed for the 7% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $1.9 billion, an increase of $61.0 million, compared to $1.8 billion at March 31, 2022. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of March 31, 2023, 51% were within 5% of reaching their respective High Water Mark.

Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended
	March 31,		2023 vs. 2022
	2023	2022	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$135,771	$145,046	$(9,275)	-6%
Transaction and Other Fees, Net	1,914	1,469	445	30%
Management Fee Offsets	(2)	(69)	67	-97%

Total Management Fees, Net	137,683	146,446	(8,763)	-6%
Fee Related Compensation	(45,736)	(47,235)	1,499	-3%
Other Operating Expenses	(26,466)	(23,184)	(3,282)	14%

Fee Related Earnings	65,481	76,027	(10,546)	-14%

Realized Performance Revenues	5,927	28,913	(22,986)	-80%
Realized Performance Compensation	(3,153)	(9,000)	5,847	-65%
Realized Principal Investment Income	2,569	14,901	(12,332)	-83%

Net Realizations	5,343	34,814	(29,471)	-85%

Segment Distributable Earnings	$70,824	$110,841	$(40,017)	-36%

n/m     Not meaningful.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Segment Distributable Earnings were $70.8 million for the three months ended March 31, 2023, a decrease of $40.0 million, compared to $110.8 million for the three months ended March 31, 2022. The decrease in Segment Distributable Earnings was attributable to decreases of $10.5 million in Fee Related Earnings and $29.5 million in Net Realizations.
Strategies across our Hedge Fund Solutions segment navigated a volatile quarter for markets to generally outperform the broader market with significantly less volatility. The performance of some of the underlying managers in our Hedge Fund Solutions segment, however, was adversely impacted by the challenging market environment. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic and geopolitical factors. In addition, while certain of our strategies are designed to benefit from a high interest rate environment, in an environment concurrently characterized by high interest rates and weak equity markets, it may be difficult for funds in certain strategies to exceed interest rate-based
performance hurdles to which such funds are subject. This would negatively impact our Segment Distributable Earnings.
Outperformance relative to the broader market by strategies in our Hedge Fund Solutions segment, particularly during times of meaningful equity market volatility, could contribute to increased flows in the segment. Despite significant recent volatility, however, overall in recent years markets have experienced relatively low volatility, which has at times resulted in certain investors reallocating capital away from traditional hedge fund strategies. To the extent markets experience a prolonged period of low volatility and outperform our hedge fund strategies, investors may seek to reallocate capital away from traditional hedge fund strategies, which could negatively impact net flows in our Hedge Fund Solutions segment. Conversely, outperformance by our Hedge Fund Solutions strategies in a weak market environment has in some cases resulted in such strategies representing an increasing portion of the value of certain investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in the segment, or result in such investors seeking to withdraw capital from such funds. The Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues depend in part on our ability to successfully grow such existing, diverse business lines and strategies and to identify and scale new ones to meet evolving investor appetites. In recent years we have shifted the mix of our product offerings to include more products whose performance-based
fees represent a more significant proportion of the fees earned from such products than has historically been the case.
Fee Related Earnings
Fee Related Earnings were $65.5 million for the three months ended March 31, 2023, a decrease of $10.5 million, compared to $76.0 million for the three months ended March 31, 2022. The decrease in Fee Related Earnings was primarily attributable to a decrease of $8.8 million in Management Fees, Net and an increase of $3.3 million in Other Operating Expenses.
Management Fees, Net were $137.7 million for the three months ended March 31, 2023, a decrease of $8.8 million, compared to $146.4 million for the three months ended March 31, 2022, primarily driven by a decrease in Base Management Fees. Base Management Fees decreased $9.3 million primarily due to a decrease in
Fee-Earning
Assets Under Management in commingled products.
Other Operating Expenses were $26.5 million for the three months ended March 31, 2023, an increase of $3.3 million, compared to $23.2 million for the three months ended March 31, 2022. The increase was primarily due to technology-related expenses, travel and entertainment and occupancy costs.
Net Realizations
Net Realizations were $5.3 million for the three months ended March 31, 2023, a decrease of $29.5 million, compared to $34.8 million for the three months ended March 31, 2022. The decrease in Net Realizations was primarily attributable to decreases of $23.0 million in Realized Performance Revenues and $12.3 million in Realized Principal Investment Income, partially offset by a decrease of $5.8 million in Realized Performance Compensation.
Realized Performance Revenues were $5.9 million for the three months ended March 31, 2023, a decrease of $23.0 million, compared to $28.9 million for the three months ended March 31, 2022. The decrease was primarily driven by reduced Realized Performance Revenues in liquid and specialized solutions and in customized solutions.
Realized Principal Investment Income was $2.6 million for the three months ended March 31, 2023, a decrease of $12.3 million, compared to $14.9 million for the three months ended March 31, 2022. The decrease was primarily due to the segment’s allocation of the gain recognized in a Pátria sale transaction in the first quarter of 2022.
Realized Performance Compensation was $3.2 million for the three months ended March 31, 2023, a decrease of $5.8 million, compared to $9.0 million for the three months ended March 31, 2022. The decrease was primarily due to the decrease in Realized Performance Revenues.
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

The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Average Annual Returns (a)
	Months Ended				Periods Ended
	March 31,				March 31, 2023
	2023		2022		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	1%	1%	1%	1%	5%	4%	10%	9%	6%	5%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Benchmark (a)
	As of March 31,		As of March 31,
	2023	2022	2023	2022

	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$51,134,869	$50,175,772	82%	77%

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

(b)
For the Hedge Fund Solutions managed funds, at March 31, 2023, the incremental appreciation needed for the 18% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $642.4 million, an increase of $140.0 million, compared to $502.4 million at March 31, 2022. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of March 31, 2023, 60% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$85,812	$1,216,874
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	56,700	1,059,313
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	74,869	216,375
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(6,700)	5,052

Net Income	210,681	2,497,614
Provision for Taxes	47,675	483,281

Net Income Before Provision for Taxes	258,356	2,980,895
Transaction-Related Charges (a)	8,621	25,333
Amortization of Intangibles (b)	11,341	17,044
Impact of Consolidation (c)	(68,169)	(221,427)
Unrealized Performance Revenues (d)	759,316	(1,293,050)
Unrealized Performance Allocations Compensation (e)	(313,249)	472,284
Unrealized Principal Investment (Income) Loss (f)	479,120	(26,758)
Other Revenues (g)	14,180	(72,819)
Equity-Based Compensation (h)	268,134	201,545
Administrative Fee Adjustment (i)	2,447	2,485
Taxes and Related Payables (j)	(171,005)	(147,652)

Distributable Earnings	1,249,092	1,937,880
Taxes and Related Payables (j)	171,005	147,652
Net Interest and Dividend Loss (k)	9,108	12,117

Total Segment Distributable Earnings	1,429,205	2,097,649
Realized Performance Revenues (l)	(641,526)	(1,312,810)
Realized Performance Compensation (m)	296,024	519,120
Realized Principal Investment Income (n)	(43,691)	(157,095)

Fee Related Earnings	$1,040,012	$1,146,864

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,249,092	$1,937,880
Interest Expense (o)	104,209	66,602
Taxes and Related Payables (j)	171,005	147,652
Depreciation and Amortization (p)	23,175	14,316

Adjusted EBITDA	$1,547,481	$2,166,450

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

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$(759,212)	$1,293,050
Segment Adjustment	(104)	—

Unrealized Performance Revenues	$(759,316)	$1,293,050

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$(491,417)	$73,961
Segment Adjustment	12,297	(47,203)

Unrealized Principal Investment Income (Loss)	$(479,120)	$26,758

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in Thousands)
GAAP Other Revenue	$(14,154)	$72,869
Segment Adjustment	(26)	(50)

Other Revenues	$(14,180)	$72,819

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in Thousands)
Taxes	$151,002	$124,645
Related Payables	20,003	23,007

Taxes and Related Payables	$171,005	$147,652

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended
	March 31,
	2023	2022

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$90,485	$54,485

Segment Adjustment	4,616	—

Interest and Dividend Revenue	95,101	54,485

GAAP Interest Expense	104,441	66,747
Segment Adjustment	(232)	(145)

Interest Expense	104,209	66,602

Net Interest and Dividend Loss	$(9,108)	$(12,117)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	March 31,
	2023	2022

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$5,443,867	$2,045,156
Equity Method Investments
Partnership Investments	5,598,552	5,858,926
Accrued Performance Allocations	11,517,750	17,661,244
Corporate Treasury Investments	958,632	916,510
Other Investments	3,467,150	3,586,638

Total GAAP Investments	$26,985,951	$30,068,474

Accrued Performance Allocations - GAAP	$11,517,750	$17,661,244
Impact of Consolidation (a)	—	1
Due from Affiliates - GAAP (b)	190,337	112,194
Less: Net Realized Performance Revenues (c)	(379,453)	(743,772)
Less: Accrued Performance Compensation - GAAP (d)	(4,956,515)	(7,483,337)

Net Accrued Performance Revenues	$6,372,119	$9,546,330

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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
Fluctuations in our statement of financial condition result primarily from activities of the Blackstone Funds that are consolidated as well as business transactions, such as the issuance of senior notes. The majority economic ownership interests of such consolidated Blackstone Funds are reflected as Redeemable
Non-Controlling
Interests in Consolidated Entities, and
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

Total Assets were $41.1 billion as of March 31, 2023, a decrease of $1.4 billion, from December 31, 2022. The decrease in Total Assets was principally due to a decrease of $1.8 billion in total assets attributable to consolidated operating partnerships, partially offset by an increase of $255.9 million in total assets attributable to consolidated Blackstone Funds. The decrease in total assets attributable to consolidated operating partnerships was primarily due to decreases of $1.4 billion in Cash and Cash Equivalents and $965.2 million in Investments, respectively. The decrease in Cash and Cash Equivalents was primarily due to ongoing operating activities including the payoff at maturity of Blackstone’s 4.750% senior note due February 15, 2023. The decrease in Investments was primarily due to unrealized depreciation across our Real Estate and Credit & Insurance segments. The increase in total assets attributable to consolidated Blackstone Funds was primarily due to an increase of $307.3 million in Investments. The increase in Investments was primarily due to the consolidation of one CLO.
Total Liabilities were $22.4 billion as of March 31, 2023, a decrease of $470.5 million, from December 31, 2022. The decrease in Total Liabilities was principally due to a decrease of $866.9 million in total liabilities attributable to consolidated operating partnerships, partially offset by an increase of $405.3 million in total liabilities attributable to consolidated Blackstone Funds. The decrease in total liabilities attributable to consolidated operating partnerships was primarily due to decreases of $631.0 million in Accrued Compensation and Benefits and $330.6 million in Loans Payable. The decrease in Accrued Compensation and Benefits was primarily due to a decrease in performance compensation. The decrease in Loans Payable was primarily due to the payoff at maturity of senior notes, partially offset by the consolidation of one Blackstone operating partnership. The increase in total liabilities attributable to consolidated Blackstone Funds was primarily due to an increase of $292.5 million in Loans Payable. The increase in Loans Payable was primarily due to the consolidation of one CLO.
In light of the disruption to the U.S. regional banking system during the three months ended March 31, 2023, Blackstone assessed its exposure and determined that it had no material exposure to such banks. Blackstone has taken mitigating actions to reduce the limited and isolated areas of exposure identified and continues to monitor developments.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $4.135 billion committed revolving credit facility. As of March 31, 2023, Blackstone had $2.8 billion in Cash and Cash Equivalents, $958.6 million invested in Corporate Treasury Investments and $3.5 billion in Other Investments (which included $3.1 billion of liquid investments), against $10.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
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
Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2023 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Real Estate
BREP VI	$750,000	$36,809	$150,000	$12,270
BREP VII	300,000	32,685	100,000	10,895
BREP VIII	300,000	41,512	100,000	13,837
BREP IX	300,000	54,572	100,000	18,191
BREP X	300,000	292,172	100,000	97,391
BREP Europe III	100,000	11,257	35,000	3,752
BREP Europe IV	130,000	24,074	43,333	8,025
BREP Europe V	150,000	25,647	43,333	7,409
BREP Europe VI	130,000	69,553	43,333	23,184
BREP Asia I	50,392	10,342	16,797	3,447
BREP Asia II	70,707	14,711	23,569	4,904
BREP Asia III	81,078	70,287	27,026	23,428
BREDS III	50,000	13,499	16,667	4,500
BREDS IV	50,000	19,586	49,113	19,239
BREDS V	50,000	50,000	49,660	49,660
BPP	314,554	35,893	—	—
Other (c)	27,096	9,082	—	—

Total Real Estate	3,153,827	811,681	897,831	300,132

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	81,403	250,000	28,276
BCP VII	500,000	36,635	225,000	16,486
BCP VIII	500,000	250,690	225,000	112,811
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	14,642	26,667	4,881
BEP III	80,000	42,493	26,667	14,164
BETP IV	32,806	32,806	10,935	10,935
BCEP I	117,747	27,016	18,992	4,358
BCEP II	160,000	112,284	32,640	22,906
BCP Asia I	40,000	5,869	13,333	1,956
BCP Asia II	100,000	89,186	33,333	29,729
Tactical Opportunities	463,188	211,246	154,396	70,415
Strategic Partners	1,229,655	764,847	1,133,110	702,674
BIP	319,353	92,324	—	—
BXLS	142,057	95,841	37,353	29,963
BXG	150,838	93,183	50,111	31,049
Other (c)	290,209	28,199	—	—

Total Private Equity	6,104,927	2,514,034	2,462,537	1,305,603

Credit & Insurance
Mezzanine / Opportunistic II	120,000	29,182	110,101	26,774
Mezzanine / Opportunistic III	130,783	38,726	96,654	28,620
Mezzanine / Opportunistic IV	122,000	79,739	115,614	75,565
European Senior Debt I	63,000	16,508	56,882	14,905
European Senior Debt II	92,543	38,459	89,670	37,290
European Senior Debt III	54,323	54,323	18,108	18,108
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	93,835	146,771	91,207
Energy I	80,000	37,630	75,445	35,487
Energy II	150,000	104,410	148,612	103,445
Energy III	96,979	96,979	32,326	32,326
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	24,385	12,001
Other (c)	149,967	62,419	39,175	6,785

Total Credit & Insurance	1,413,197	736,207	1,124,291	551,298

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Hedge Fund Solutions
Strategic Alliance I	$50,000	$2,033	$—	$—
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	15,591	—	—
Strategic Alliance IV	15,000	15,000	—	—
Strategic Holdings I	154,610	24,386	—	—
Strategic Holdings II	50,000	23,930	—	—
Horizon	100,000	27,765	—	—
Dislocation	10,000	7,710	—	—
Other (c)	17,941	8,433	—	—

Total Hedge Fund Solutions	469,551	126,330	—	—

Other
Treasury (d)	869,226	624,069	—	—

	$12,010,728	$4,812,321	$4,484,659	$2,157,033

(a)
We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements. Additionally, for some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above.

(b)
Includes the full portion of our commitments (i) required to be funded by senior managing directors and certain other professionals and (ii) that are elected by such individuals to be funded for the life of a fund, where such fund permits such election. Excludes amounts that are elected by such individuals to be funded on an annual basis and certain de minimis commitments funded by such individuals in certain carry funds.

(c)	Represents capital commitments to a number of other funds in each respective segment.
(d)	Represents loan origination commitments, revolver commitments and capital market commitments.
For a tabular presentation of the timing of Blackstone’s remaining capital commitments to our funds, the funds we invest in and our investment strategies see “— Contractual Obligations.”

Borrowings
As of March 31, 2023, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$10,667,800

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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2023 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	April 1, 2023 to
Contractual Obligations	December 31, 2023	2024-2025	2026-2027	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$117,824	$323,747	$315,579	$700,982	$1,458,132
Purchase Obligations	107,815	140,243	51,930	—	299,988
Blackstone Operating Borrowings (b)	—	325,170	1,550,340	8,832,290	10,707,800
Interest on Blackstone Operating Borrowings (c)	263,101	695,848	671,300	3,563,852	5,194,101
Borrowings of Consolidated Blackstone Funds	—	—	—	1,754,992	1,754,992
Interest on Borrowings of Consolidated Blackstone Funds	15,283	40,756	40,756	36,513	133,308
Blackstone Funds Capital Commitments to Investee Funds (d)	244,467	—	—	—	244,467
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	—	185,598	213,661	1,176,382	1,575,641
Unrecognized Tax Benefits, Including Interest and Penalties (f)	—	—	—	—	—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	4,812,321	—	—	—	4,812,321

Consolidated Contractual Obligations	5,560,811	1,711,362	2,843,566	16,065,011	26,180,750
Borrowings of Consolidated Blackstone Funds	—	—	—	(1,754,992)	(1,754,992)
Interest on Borrowings of Consolidated Blackstone Funds	(15,283)	(40,756)	(40,756)	(36,513)	(133,308)
Blackstone Funds Capital Commitments to Investee Funds (d)	(244,467)	—	—	—	(244,467)

Blackstone Operating Entities Contractual Obligations	$5,301,061	$1,670,606	$2,802,810	$14,273,506	$24,047,983

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

(b)
Represents the principal amount due on our senior notes and secured borrowings assuming no pre-payments are made and the borrowings are held until their final maturity. As of March 31, 2023, we had no borrowings outstanding under our revolver.

(c)
Represents interest to be paid over the maturity of our senior notes and secured borrowings which has been calculated assuming no pre-payments
are made and debt is held until its final maturity date. These amounts include commitment fees for unutilized borrowings under our revolver.

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
non-controlling
interest holders.

(f)
As of March 31, 2023, there were no Unrecognized Tax Benefits, including Interest and Penalties. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $158.8 million and interest of $41.0 million, therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our Condensed Consolidated Financial Statements as of March 31, 2023.
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
During the three months ended March 31, 2023, Blackstone repurchased 1.0 million shares of common stock at a total cost of $90.1 million. As of March 31, 2023, the amount remaining available for repurchases under the program was $1.0 billion.
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

The following graph shows fiscal quarterly and annual per common stockholder dividends for 2023 and 2022. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2023, we paid to stockholders of our common stock a dividend of $0.82 per share. With respect to fiscal year 2022, we paid stockholders aggregate dividends of $4.40 per share.
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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased

	(Dollars in Millions)
Balance, March 31, 2023	$19.6	$3.9
Balance, December 31, 2022	$89.9	$3.8
Three Months Ended March 31, 2023
Average Daily Balance	$54.3	$3.8
Maximum Daily Balance	$90.1	$3.9
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

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.” For an additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements” in our Annual Report on
Form 10-K
for the year ended December 31, 2022. The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
for the year ended December 31, 2022.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of March 31, 2023 as compared to March 31, 2022 and December 31, 2022. For additional information, refer to our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2023 and our Annual Report on
Form 10-K
for the year ended December 31, 2022.
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
Part II.    Other Information
Item 1.   Legal Proceedings
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on
Form 10-K
for the year ended December 31, 2022. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our condensed consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 17. Commitments and Contingencies — Contingencies — Litigation.”
Item 1A.   Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on
Form 10-K
for the year ended December 31, 2022 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.
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
for the year ended December 31, 2022.
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2023:

				Approximate Dollar
		Average	Total Number of Shares	Value of Shares that
	Total Number	Price Paid	Purchased as Part of	May Yet Be Purchased
	of Shares	per	Publicly Announced	Under the Program
Period	Purchased	Share	Plans or Programs (a)	(Dollars in Thousands) (a)
Jan. 1 - Jan. 31, 2023	—	$—	—	$1,108,032
Feb. 1 - Feb. 28, 2023	487,179	$93.93	487,179	$1,062,271
Mar. 1 - Mar. 31, 2023	512,821	$86.46	512,821	$1,017,935

	1,000,000		1,000,000

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
Item 3.   Defaults Upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures provided to us by Mundys S.p.A.

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
Date: May 5, 2023

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)