Form 10-Q
period 2023-06-30
Blackstone Inc.
filed 2023-08-04
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of July 28, 2023, there were 709,749,707 shares of common stock of the registrant outstanding.

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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2023	2022
Assets
Cash and Cash Equivalents	$3,280,204	$4,252,003
Cash Held by Blackstone Funds and Other	215,444	241,712
Investments	27,048,621	27,553,251
Accounts Receivable	664,028	462,904
Due from Affiliates	4,294,437	4,146,707
Intangible Assets, Net	219,221	217,287
Goodwill	1,890,202	1,890,202
Other Assets	905,454	800,458
Right-of-Use Assets	888,190	896,981
Deferred Tax Assets	2,176,983	2,062,722

Total Assets	$41,582,784	$42,524,227

Liabilities and Equity
Loans Payable	$12,299,855	$12,349,584
Due to Affiliates	2,092,837	2,118,481
Accrued Compensation and Benefits	5,685,879	6,101,801
Securities Sold, Not Yet Purchased	3,821	3,825
Repurchase Agreements	18,262	89,944
Operating Lease Liabilities	1,013,813	1,021,454
Accounts Payable, Accrued Expenses and Other Liabilities	1,377,838	1,158,071

Total Liabilities	22,492,305	22,843,160

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,626,349	1,715,006

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (713,551,859 shares issued and outstanding as of June 30, 2023; 710,276,923 shares issued and outstanding as of December 31, 2022)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Additional Paid-in-Capital	6,076,367	5,935,273
Retained Earnings	1,160,278	1,748,106
Accumulated Other Comprehensive Loss	(17,205)	(27,475)

Total Stockholders’ Equity of Blackstone Inc.	7,219,447	7,655,911
Non-Controlling Interests in Consolidated Entities	5,174,961	5,056,480
Non-Controlling Interests in Blackstone Holdings	5,069,722	5,253,670

Total Equity	17,464,130	17,966,061

Total Liabilities and Equity	$41,582,784	$42,524,227

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

	June 30,	December 31,
	2023	2022
Assets
Cash Held by Blackstone Funds and Other	$215,444	$241,712
Investments	5,490,773	5,136,542
Accounts Receivable	10,938	55,223
Due from Affiliates	9,508	7,152
Other Assets	781	2,159

Total Assets	$5,727,444	$5,442,788

Liabilities
Loans Payable	$1,714,234	$1,450,000
Due to Affiliates	106,433	82,345
Accounts Payable, Accrued Expenses and Other Liabilities	132,709	25,858

Total Liabilities	$1,953,376	$1,558,203

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Management and Advisory Fees, Net	$1,709,370	$1,561,187	$3,367,685	$3,037,123

Incentive Fees	153,077	99,598	295,953	204,087

Investment Income (Loss)
Performance Allocations
Realized	502,084	2,453,769	1,148,978	4,220,155
Unrealized	114,395	(3,467,668)	(644,817)	(2,174,618)
Principal Investments
Realized	54,835	265,161	162,893	550,265
Unrealized	164,089	(500,490)	(327,328)	(426,529)

Total Investment Income (Loss)	835,403	(1,249,228)	339,726	2,169,273

Interest and Dividend Revenue	148,505	62,075	238,990	116,560
Other	(31,664)	155,588	(45,818)	228,457

Total Revenues	2,814,691	629,220	4,196,536	5,755,500

Expenses
Compensation and Benefits
Compensation	737,017	686,012	1,453,302	1,342,517
Incentive Fee Compensation	64,227	45,363	127,508	86,382
Performance Allocations Compensation
Realized	205,196	1,035,916	501,990	1,753,517
Unrealized	54,155	(1,386,543)	(259,094)	(914,259)

Total Compensation and Benefits	1,060,595	380,748	1,823,706	2,268,157
General, Administrative and Other	275,034	289,288	548,428	529,962
Interest Expense	108,096	69,642	212,537	136,389
Fund Expenses	31,585	4,435	79,984	6,627

Total Expenses	1,475,310	744,113	2,664,655	2,941,135

Other Income (Loss)
Change in Tax Receivable Agreement Liability	7,095	(13)	1,887	748
Net Gains (Losses) from Fund Investment Activities	80,500	(104,326)	151,564	(53,450)

Total Other Income (Loss)	87,595	(104,339)	153,451	(52,702)

Income (Loss) Before Provision for Taxes	1,426,976	(219,232)	1,685,332	2,761,663
Provision for Taxes	223,269	36,514	270,944	519,795

Net Income (Loss)	1,203,707	(255,746)	1,414,388	2,241,868
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	17,688	25,875	10,988	30,927
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	89,436	(216,707)	164,305	(332)
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	495,309	(35,521)	552,009	1,023,792

Net Income (Loss) Attributable to Blackstone Inc.	$601,274	$(29,393)	$687,086	$1,187,481

Net Income (Loss) Per Share of Common Stock
Basic	$0.79	$(0.04)	$0.91	$1.61

Diluted	$0.79	$(0.04)	$0.91	$1.61

Weighted-Average Shares of Common Stock Outstanding
Basic	758,479,943	707,382,293	752,306,729	738,752,489

Diluted	758,548,248	707,382,293	752,630,385	739,140,862

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income (Loss)	$1,203,707	$(255,746)	$1,414,388	$2,241,868
Other Comprehensive Income (Loss), Currency Translation Adjustment	16,892	(60,067)	46,292	(69,466)

Comprehensive Income (Loss)	1,220,599	(315,813)	1,460,680	2,172,402

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	30,519	(6,855)	44,529	(1,803)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	89,436	(216,707)	164,305	(332)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	494,242	(46,387)	554,490	1,009,655

Comprehensive Income (Loss) Attributable to Non-Controlling Interests	614,197	(269,949)	763,324	1,007,520

Comprehensive Income (Loss) Attributable to Blackstone Inc.	$606,402	$(45,864)	$697,356	$1,164,882

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at March 31, 2023	712,794,968	$7	$5,957,054	$1,156,109	$(22,333)	$7,090,837	$5,058,090	$4,920,201	$17,069,128	$1,644,697
Net Income	—	—	—	601,274	—	601,274	89,436	495,309	1,186,019	17,688
Currency Translation Adjustment	—	—	—	—	5,128	5,128	—	(1,067)	4,061	12,831
Capital Contributions	—	—	—	—	—	—	183,351	2,412	185,763	41,188
Capital Distributions	—	—	—	(597,105)	—	(597,105)	(155,466)	(458,048)	(1,210,619)	(90,055)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(450)	—	(450)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	1,918	—	—	1,918	—	—	1,918	—
Equity-Based Compensation	—	—	193,545	—	—	193,545	—	125,896	319,441	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	529,948	—	(5,097)	—	—	(5,097)	—	—	(5,097)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(1,000,000)	—	(86,034)	—	—	(86,034)	—	—	(86,034)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	1,918	—	—	1,918	—	(1,918)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,226,943	—	13,063	—	—	13,063	—	(13,063)	—	—

Balance at June 30, 2023	713,551,859	$7	$6,076,367	$1,160,278	$(17,205)	$7,219,447	$5,174,961	$5,069,722	$17,464,130	$1,626,349

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2022	710,276,923	$7	$5,935,273	$1,748,106	$(27,475)	$7,655,911	$5,056,480	$5,253,670	$17,966,061	$1,715,006
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	—	—	—	(53,713)
Net Income	—	—	—	687,086	—	687,086	164,305	552,009	1,403,400	10,988
Currency Translation Adjustment	—	—	—	—	10,270	10,270	—	2,481	12,751	33,541
Capital Contributions	—	—	—	—	—	—	307,303	4,859	312,162	92,280
Capital Distributions	—	—	—	(1,274,914)	—	(1,274,914)	(350,332)	(920,026)	(2,545,272)	(171,753)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,795)	—	(2,795)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	3,919	—	—	3,919	—	—	3,919	—
Equity-Based Compensation	—	—	310,772	—	—	310,772	—	202,364	513,136	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,673,204	—	(23,101)	—	—	(23,101)	—	—	(23,101)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(2,000,000)	—	(176,131)	—	—	(176,131)	—	—	(176,131)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(3,009)	—	—	(3,009)	—	3,009	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	2,601,732	—	28,644	—	—	28,644	—	(28,644)	—	—

Balance at June 30, 2023	713,551,859	$7	$6,076,367	$1,160,278	$(17,205)	$7,219,447	$5,174,961	$5,069,722	$17,464,130	$1,626,349

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net Income	$1,414,388	$2,241,868
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(1,495,744)	(4,983,098)
Changes in Unrealized Losses on Investments	286,350	612,064
Non-Cash Performance Allocations	644,827	2,174,618
Non-Cash Performance Allocations and Incentive Fee Compensation	370,185	923,083
Equity-Based Compensation Expense	537,781	429,868
Amortization of Intangibles	22,062	37,396
Other Non-Cash Amounts Included in Net Income	(429,942)	(517,979)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities	—	31,791
Cash Relinquished with Deconsolidation of Fund Entities	(113,588)	—
Accounts Receivable	(317,147)	(118,151)
Due from Affiliates	68,804	844,394
Other Assets	(21,998)	(83,592)
Accrued Compensation and Benefits	(544,006)	(1,532,679)
Securities Sold, Not Yet Purchased	(2)	28
Accounts Payable, Accrued Expenses and Other Liabilities	10,564	(14,460)
Repurchase Agreements	(71,681)	94,549
Due to Affiliates	(17,375)	75,291
Investments Purchased	(1,598,446)	(2,361,680)
Cash Proceeds from Sale of Investments	3,333,272	6,784,881

Net Cash Provided by Operating Activities	2,078,304	4,638,192

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(130,236)	(101,396)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(5,420)	—

Net Cash Used in Investing Activities	(135,656)	(101,396)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(449,225)	(805,688)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	391,813	544,204
Payments Under Tax Receivable Agreement	(64,634)	(46,880)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(199,232)	(234,699)
Proceeds from Loans Payable	—	2,006,150

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2023	2022
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(429,698)	$(250,101)
Dividends/Distributions to Stockholders and Unitholders	(2,190,081)	(3,621,712)

Net Cash Used in Financing Activities	(2,941,057)	(2,408,726)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	342	(15,146)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	(998,067)	2,112,924
Beginning of Period	4,493,715	2,199,732

End of Period	$3,495,648	$4,312,656

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$216,813	$123,915

Payments for Income Taxes	$330,654	$499,136

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$11,241	$10,276

Non-Cash Distributions to Non-Controlling Interest Holders	$(72,861)	$—

Notes Issuance Costs	$—	$18,423

Transfer of Interests to Non-Controlling Interest Holders	$(2,795)	$(8,744)

Change in Blackstone Inc.’s Ownership Interest	$(3,009)	$28,766

Net Settlement of Vested Common Stock	$267,519	$199,977

Conversion of Blackstone Holdings Units to Common Stock	$28,644	$24,707

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(58,780)	$(58,673)

Due to Affiliates	$54,861	$51,144

Equity	$3,919	$7,529

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	June 30,	December 31,
	2023	2022
Cash and Cash Equivalents	$3,280,204	$4,252,003
Cash Held by Blackstone Funds and Other	215,444	241,712

	$3,495,648	$4,493,715

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Other Revenue
 — Other Revenue consists of miscellaneous income and foreign exchange gains and losses arising on transactions denominated in currencies other than U.S. dol lars.
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
Real Estate Investments
– The fair values of real estate investments are determined by considering projected operating cash flows, sales of comparable assets, if any, and replacement costs, among other measures and considerations. The methods used to estimate the fair value of real estate investments include the discounted cash flow method, where value is calculated by discounting the estimated cash flows and the estimated terminal value of the subject investment by the assumed buyer’s weighted average cost of capital. A terminal value is derived by reference to an exit multiple, such as for estimates of earnings before interest, taxes, depreciation and amortization (“EBITDA”), or a capitalization rate, such as for estimates of net operating income (“NOI”). Valuations may also be derived by the performance multiple or market approach, by reference to observable valuation measures for comparable companies or assets (for example, dividing NOI by a relevant capitalization rate observed for comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables.
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
Investments, at Fair Value
Generally, the Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide,
Investment Companies
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements in its Condensed Consolidated Statements of Financial Condition. Additional disclosures relating to offsetting are discussed in Note 11. “Offsetting of Assets and Liab iliti
es.”
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Dividends
Dividends are reflected in the condensed consolidated financial statements when decl ared
.
3.    Intangible Assets
Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2023	2022
Finite-Lived Intangible Assets/Contractual Rights	$1,769,372	$1,745,376
Accumulated Amortization	(1,550,151)	(1,528,089)

Intangible Assets, Net	$219,221	$217,287

Amortization expense associated with Blackstone’s intangible assets was $9.1 million and $22.1 million for the three and six month periods ended June 30, 2023, respectively, and $18.7 million and $37.4 million for the three and six month periods ended June 30, 2022, respectively.
Amortization of Intangible Assets held at June 30, 2023 is expected to be $40.1 million, $35.9 million, $35.9 million, $35.7 million, and $34.6 million for each of the years ending December 31, 2023, 2024, 2025, 2026, and 2027, respectively. Blackstone’s Intangible Assets as of June 30, 2023 are expected to amortize over a weighted-average period of 6.6 years.
4.    Investments
Investments consist of the following:

	June 30,	December 31,
	2023	2022
Investments of Consolidated Blackstone Funds	$5,490,773	$5,136,966
Equity Method Investments
Partnership Investments	5,585,603	5,530,419
Accrued Performance Allocations	11,496,244	12,360,684
Corporate Treasury Investments	707,079	1,053,540
Other Investments	3,768,922	3,471,642

	$27,048,621	$27,553,251

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $278.5 million and $393.9 million at June 30, 2023 and December 31, 2022, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized Gains	$3,653	$94,181	$20,808	$111,869
Net Change in Unrealized Gains (Losses)	58,104	(213,436)	40,950	(185,595)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	61,757	(119,255)	61,758	(73,726)
Interest and Dividend Revenue and Foreign Exchange Gains Attributable to Consolidated Blackstone Funds	18,743	14,929	89,806	20,276

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$80,500	$(104,326)	$151,564	$(53,450)

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2023 and 2022, no individual equity method investment held by Blackstone met the significance criteria. As such, Blackstone is not required to present separate financial statements for any of its equity method investments.
Partnership Investments
Blackstone recognized net gains (losses) related to its Partnership Investments accounted for under the equity method of $91.4 million and $(138.7) million for the three months ended June 30, 2023 and 2022, respectively. Blackstone recognized net gains (losses) related to its equity method investments of $160.5 million and $197.6 million for the six months ended June 30, 2023 and 2022, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Credit &	Hedge Fund
	Estate	Equity	Insurance	Solutions	Total
Accrued Performance Allocations, December 31, 2022	$5,334,117	$6,037,575	$569,898	$419,094	$12,360,684
Performance Allocations as a Result of Changes in Fund Fair Values	(422,453)	808,471	75,955	44,234	506,207
Foreign Exchange Gain	12,366	—	—	—	12,366
Fund Distributions	(503,135)	(597,999)	(199,353)	(82,526)	(1,383,013)

Accrued Performance Allocations, June 30, 2023	$4,420,895	$6,248,047	$446,500	$380,802	$11,496,244

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized Gains (Losses)	$(2,297)	$(18,655)	$77	$(20,617)
Net Change in Unrealized Gains (Losses)	791	(19,980)	8,586	(47,583)

	$(1,506)	$(38,635)	$8,663	$(68,200)

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity securities carried at fair value include the ownership of common stock of Corebridge Financial, Inc., formerly known as American International Group, Inc.’s Life and Retirement business (“Corebridge”). Such common stock is subject to certain phased lock-up
restrictions that expire over time through five years after the initial public offering (“IPO”) of Corebridge. Equity investments without a readily determinable fair value had a carrying value of $378.5 million as of June 30, 2023. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized Gains (Losses)	$(18,109)	$15,992	$(16,185)	$117,341
Net Change in Unrealized Gains (Losses)	157,968	(70,785)	(155,185)	(151,270)

	$139,859	$(54,793)	$(171,370)	$(33,929)

5.    Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of June 30, 2023 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Equity	$476,512	(b)	(b)
Real Estate	122,629	(c)	(c)
Credit Driven	5,269	(d)	(d)
Commodities	1,089	(e)	(e)
Diversified Instruments	17	(f)	(f)

	$605,516

(a)	As of June 30, 2023, Blackstone had no unfunded commitments.
(b)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 25% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 75% of the fair value of the investments in this category are redeemable as of the reporting date.

(c)	The Real Estate category includes investments in funds that primarily invest in real estate assets. All investments in this category are redeemable as of the reporting date.
(d)
The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. All investments in this category may not be redeemed at, or within three months of, the reporting date.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(e)
The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. All investments in this category may not be redeemed at, or within three months of, the reporting date.

(f)	Diversified Instruments include investments in funds that invest across multiple strategies. All investments in this category may not be redeemed at, or within three months of, the reporting date.
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

	June 30, 2023				December 31, 2022
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$823,830	$179,531	$620,900	$85,721	$789,540	$188,043	$621,700	$83,331
Foreign Currency Contracts	221,472	2,472	531,099	5,811	541,238	8,040	190,774	3,542
Credit Default Swaps	3,108	643	3,748	670	2,007	384	8,768	1,309
Total Return Swaps	20,010	3,417	—	—	42,233	6,210	—	—
Equity Options	—	—	1,135,435	221,456	—	—	996,592	48,581

	1,068,420	186,063	2,291,182	313,658	1,375,018	202,677	1,817,834	136,763

Investments of Consolidated Blackstone Funds
Interest Rate Contracts	848,251	79,083	—	—	931,752	74,926	—	—
Foreign Currency Contracts	—	—	—	—	—	—	5,133	284

	848,251	79,083	—	—	931,752	74,926	5,133	284

	$1,916,671	$265,146	$2,291,182	$313,658	$2,306,770	$277,603	$1,822,967	$137,047

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(189)	$1,379	$147	$5,278
Foreign Currency Contracts	4,433	(8,767)	10,023	(4,775)
Credit Default Swaps	(362)	33	(413)	128
Total Return Swaps	6,373	—	11,025	—

	10,255	(7,355)	20,782	631

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	4,897	72,721	2,777	107,677
Foreign Currency Contracts	(4,655)	6,766	(7,838)	(2,606)
Credit Default Swaps	592	(433)	364	(420)
Total Return Swaps	(2,164)	—	(2,177)	—
Equity Options	(18,038)	—	(172,876)	—

	(19,368)	79,054	(179,750)	104,651

	$(9,113)	$71,699	$(158,968)	$105,282

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of June 30, 2023 and December 31, 2022,
Blackstone
had not designated any derivatives as fair value, cash flow or net investment hedges.
7.    Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30,	December 31,
	2023	2022
Assets
Loans and Receivables	$76,861	$315,039
Equity and Preferred Securities	2,295,099	1,868,192
Debt Securities	64,697	24,784
Assets of Consolidated CLO Vehicles
Corporate Loans	219,324	—

	$2,655,981	$2,208,015

Liabilities
CLO Notes Payable	$264,234	$—
Corporate Treasury Commitments	3,771	8,144

	$268,005	$8,144

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2023		2022
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(5,232)	$4,227	$(1,964)	$(6,805)
Equity and Preferred Securities	(2,878)	26,812	13,023	(19,774)
Debt Securities	—	(876)	(3,415)	(19,227)
Assets of Consolidated CLO Vehicles
Corporate Loans	(3,070)	4,150	—	—

	$(11,180)	$34,313	$7,644	$(45,806)

Liabilities
CLO Notes Payable	$—	$(1,541)	$—	$—
Corporate Treasury Commitments	—	2,147	—	(6,868)

	$—	$606	$—	$(6,868)

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Six Months Ended June 30,
	2023		2022
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(5,995)	$3,924	$(3,417)	$(5,359)
Equity and Preferred Securities	(1,182)	(18,301)	12,301	(12,938)
Debt Securities	—	(2,707)	(4,367)	(28,209)
Assets of Consolidated CLO Vehicles
Corporate Loans	(6,199)	4,632	—	—

	$(13,376)	$(12,452)	$4,517	$(46,506)

Liabilities
CLO Notes Payable	$—	$923	$—	$—
Corporate Treasury Commitments	—	4,373	—	(8,061)

	$—	$5,296	$—	$(8,061)

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2023			December 31, 2022
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	Excess (Deficiency)		(Deficiency)	(Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$482	$—	$—	$(2,861)	$—	$—
Debt Securities	(53,387)	—	—	(48,670)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(7,750)	385	(644)	—	—	—

	$(60,655)	$385	$(644)	$(51,531)	$—	$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of June 30, 2023 and December 31, 2022, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of June 30, 2023, there was one Corporate Loan included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected that was past due but was not in non-accrual
status. As of December 31, 2022, no Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual
status.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.    Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2023
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$446,001	$—	$—	$—	$446,001

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	9,331	132,755	4,421,124	599,142	5,162,352
Debt Instruments	—	230,611	18,727	—	249,338
Freestanding Derivatives	—	79,083	—	—	79,083

Total Investments of Consolidated Blackstone Funds	9,331	442,449	4,439,851	599,142	5,490,773
Corporate Treasury Investments	106,037	595,544	5,498	—	707,079
Other Investments	1,318,830	2,000,511	85,355	6,374	3,411,070

Total Investments	1,434,198	3,038,504	4,530,704	605,516	9,608,922

Accounts Receivable - Loans and Receivables	—	—	76,861	—	76,861

Other Assets - Freestanding Derivatives	885	181,761	3,417	—	186,063

	$1,881,084	$3,220,265	$4,610,982	$605,516	$10,317,847

Liabilities
Loans Payable - CLO Notes Payable	$—	$264,234	$—	$—	$264,234

Securities Sold, Not Yet Purchased	3,821	—	—	—	3,821

Accounts Payable, Accrued Expenses and Other Liabilities
Freestanding Derivatives (b)	142	92,060	221,456	—	313,658
Contingent Consideration (c)	—	—	800	—	800
Corporate Treasury Commitments (d)	—	—	3,771	—	3,771

Total Accounts Payable, Accrued Expenses and Other Liabilities	142	92,060	226,027	—	318,229

	$3,963	$356,294	$226,027	$—	$586,284

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2023:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$4,421,124	Discounted Cash Flows	Discount Rate	3.3% - 36.1%	7.8%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	14.5x	Higher
			Exit Capitalization Rate	1.7% - 13.0%	4.8%	Lower
		Transaction Price	n/a
Debt Instruments	18,727	Transaction Price	n/a

Total Investments of Consolidated Blackstone Funds	4,439,851
Corporate Treasury Investments	5,498	Third Party Pricing	n/a
Loans and Receivables	76,861	Discounted Cash Flows	Discount Rate	9.5% - 11.7%	10.1%	Lower
Other Investments (b)	88,772	Transaction Price	n/a
		Third Party Pricing	n/a

	$4,610,982

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2022:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$4,195,859	Discounted Cash Flows	Discount Rate	4.1% - 34.5%	8.8%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	14.7x	Higher
			Exit Capitalization Rate	2.6% - 14.4%	4.7%	Lower
		Transaction Price	n/a
Debt Instruments	53,973	Transaction Price	n/a
		Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	4,249,832
Corporate Treasury Investments	5,868	Third Party Pricing	n/a
Loans and Receivables	315,039	Discounted Cash Flows	Discount Rate	7.6% - 11.5%	9.8%	Lower
Other Investments (b)	57,365	Transaction Price	n/a
		Third Party Pricing	n/a

	$4,628,104

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of June 30, 2023 and December 31, 2022, Other Investments includes Level III Freestanding Derivatives.
For the six months ended June 30, 2023, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2023				2022
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$4,338,509	$307,288	$74,604	$4,720,401	$1,208,252	$286,199	$43,214	$1,537,665
Transfer In Due to Consolidation and Acquisition	—	—	—	—	1,535,171	—	—	1,535,171
Transfer Into Level III (b)	124	—	—	124	4,692	—	907	5,599
Transfer Out of Level III (b)	(4,751)	—	—	(4,751)	(56,268)	—	—	(56,268)
Purchases	121,526	116,897	2,291	240,714	269,788	441,687	4,752	716,227
Sales	(53,152)	(349,787)	(1,523)	(404,462)	(103,118)	(186,532)	(2,748)	(292,398)
Issuances	—	6,319	—	6,319	—	14,125	—	14,125
Settlements (c)	—	(19,292)	(5,225)	(24,517)	—	(17,165)	—	(17,165)
Changes in Gains (Losses) Included in Earnings	37,595	15,436	3,465	56,496	(66,705)	(4,209)	(7,522)	(78,436)

Balance, End of Period	$4,439,851	$76,861	$73,612	$4,590,324	$2,791,812	$534,105	$38,603	$3,364,520

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$70,082	$19,577	$1,181	$90,840	$(73,347)	$(8,097)	$(7,517)	$(88,961)

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2023				2022
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$4,249,832	$315,039	$30,971	$4,595,842	$1,200,315	$392,732	$43,987	$1,637,034
Transfer In Due to Consolidation and Acquisition	—	—	—	—	1,535,171	—	—	1,535,171
Transfer Out Due to Deconsolidation	(3,837)	—	—	(3,837)	—	—	—	—
Transfer Into Level III (b)	13,997	—	898	14,895	4,696	—	907	5,603
Transfer Out of Level III (b)	(5,064)	—	(2,725)	(7,789)	(110,176)	—	—	(110,176)
Purchases	170,869	171,967	51,693	394,529	327,810	444,784	7,498	780,092
Sales	(121,707)	(436,512)	(1,703)	(559,922)	(167,431)	(305,025)	(2,812)	(475,268)
Issuances	—	57,008	—	57,008	—	23,899	—	23,899
Settlements (c)	—	(53,088)	(4,696)	(57,784)	—	(22,018)	—	(22,018)
Changes in Gains (Losses) Included in Earnings	135,761	22,447	(826)	157,382	1,427	(267)	(10,977)	(9,817)

Balance, End of Period	$4,439,851	$76,861	$73,612	$4,590,324	$2,791,812	$534,105	$38,603	$3,364,520

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$89,027	$17,839	$4,653	$111,519	$(20,852)	$(7,883)	$(10,971)	$(39,706)

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

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
non-consolidated
VIEs were as follows:

	June 30,	December 31,
	2023	2022
Investments	$3,108,832	$3,326,669
Due from Affiliates	191,026	189,240
Potential Clawback Obligation	74,125	384,926

Maximum Exposure to Loss	$3,373,983	$3,900,835

Amounts Due to Non-Consolidated VIEs	$68	$6

10.  Repurchase Agreements
At June 30, 2023 and December 31, 2022, Blackstone pledged securities with a carrying value of $18.3 million and $89.9 million, respectively, and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged:

	June 30, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Loans	$—	$18,262	$—	$—	$18,262

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$18,262

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Loans	$—	$70,776	$—	$19,168	$89,944

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$89,944

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11. Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of June 30, 2023 and D
ecember 31, 2022:

June 30, 2023
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$265,146	$167,069	$86,222	$11,855

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	June 30, 2023
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$92,202	$87,529	$820	$3,853
Repurchase Agreements	18,262	18,262	—	—

	$110,464	$105,791	$820	$3,853

December 31, 2022
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$277,603	$165,897	$96,436	$15,270

	December 31, 2022
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$88,182	$85,366	$1,345	$1,471
Repurchase Agreements	89,944	89,944	—	—

	$178,126	$175,310	$1,345	$1,471

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Repurchase Agreements are presented separately in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30,	December 31,
	2023	2022
Furniture, Equipment and Leasehold Improvements	$850,814	$748,334
Less: Accumulated Depreciation	(355,673)	(336,621)

Furniture, Equipment and Leasehold Improvements, Net	495,141	411,713
Prepaid Expenses	201,700	165,079
Freestanding Derivatives	186,063	202,677
Other	22,550	20,989

	$905,454	$800,458

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.
Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2023, the aggregate cash balance on deposit relating to the cash pooling arrangements was $869.4 million, which was offset and reported net of the accompanying overdraft of $869.3 million.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

12. Borrowings
The following table presents each of Blackstone’s borrowings as of June 30, 2023 and December 31, 2022, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone’s indirect subsidiary, Blackstone Holdings Finance Co. L.L.C. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis. The Secured Borrowings were issued at par, accrue interest from the issue date thereof and pay interest in arrears on a quarterly basis. CLO Notes Payable pay interest in arrears on a quarterly basis.

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
Description	Value	Value	Value	Value
Blackstone Operating Borrowings
Senior Notes (a)
4.750%, Due 2/15/2023	$—	$—	$399,838	$399,776
2.000%, Due 5/19/2025	331,763	308,845	325,292	305,754
1.000%, Due 10/5/2026	655,736	580,714	642,968	568,525
3.150%, Due 10/2/2027	298,287	272,298	298,101	271,284
5.900%, Due 11/3/2027	594,888	608,640	594,381	606,450
1.625%, Due 8/5/2028	644,929	538,610	644,456	530,933
1.500%, Due 4/10/2029	658,458	551,561	645,819	532,043
2.500%, Due 1/10/2030	493,085	413,485	492,604	405,965
1.600%, Due 3/30/2031	496,217	372,605	495,990	365,380
2.000%, Due 1/30/2032	788,679	597,488	788,082	589,407
2.550%, Due 3/30/2032	495,437	393,480	495,207	390,370
6.200%, Due 4/22/2033	891,583	917,703	891,277	907,965
3.500%, Due 6/1/2034	514,883	473,587	504,695	452,934
6.250%, Due 8/15/2042	239,314	245,693	239,176	251,480
5.000%, Due 6/15/2044	489,838	442,719	489,704	441,355
4.450%, Due 7/15/2045	344,619	279,629	344,549	287,242
4.000%, Due 10/2/2047	291,041	221,634	290,935	227,946
3.500%, Due 9/10/2049	392,347	266,828	392,259	275,588
2.800%, Due 9/30/2050	394,030	229,528	393,958	237,552
2.850%, Due 8/5/2051	543,239	319,418	543,162	323,527
3.200%, Due 1/30/2052	987,265	637,700	987,131	646,880

	10,545,638	8,672,165	10,899,584	9,018,356
Other (b)
Secured Borrowing, Due 10/27/2033	19,983	19,983	—	—
Secured Borrowing, Due 1/29/2035	20,000	20,000	—	—

	10,585,621	8,712,148	10,899,584	9,018,356

Borrowings of Consolidated Blackstone Funds
Blackstone Fund Facilities (c)	1,450,000	1,450,000	1,450,000	1,450,000
CLO Notes Payable (d)	264,234	264,234	—	—

	1,714,234	1,714,234	1,450,000	1,450,000

	$12,299,855	$10,426,382	$12,349,584	$10,468,356

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(b)
The Secured Borrowing, Due 10/27/2033 has an interest rate of 7.31% and the Secured Borrowing, Due 1/29/2035 has an interest rate of 3.72%
.
Principal on these borrowings will be paid over the term with repayment amounts dependent on the performance of the underlying assets securing each borrowing.

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

(d)	CLO Notes Payable are due 10/15/2029 and have an effective interest rate of 7.44% as of June 30, 2023.
S
cheduled principal payments for borrowings as of June 30, 2023 were as follows:

	Blackstone	Borrowings of
	Operating Borrowings	Consolidated Blackstone Funds	Total Borrowings
2023	$51	$—	$51
2024	—	—	—
2025	335,493	—	335,493
2026	660,587	—	660,587
2027	911,572	—	911,572
Thereafter	8,814,080	1,751,546	10,565,626

	$10,721,783	$1,751,546	$12,473,329

13. Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of June 30, 2023, Blackstone had no material valuation allowance recorded against deferred tax assets.
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
As of June 30, 2023, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

Jurisdiction	Year
Federal	2019
New York City	2009
New York State	2016
United Kingdom	2011

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

14. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and six months ended June 30, 2023 and 2022 was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income (Loss) for Per Share of Common Stock Calculations
Net Income (Loss) Attributable to Blackstone Inc., Basic and Diluted	$601,274	$(29,393)	$687,086	$1,187,481

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	758,479,943	707,382,293	752,306,729	738,752,489
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	68,305	—	323,656	388,373

Weighted-Average Shares of Common Stock Outstanding, Diluted	758,548,248	707,382,293	752,630,385	739,140,862

Net Income (Loss) Per Share of Common Stock
Basic	$0.79	$(0.04)	$0.91	$1.61

Diluted	$0.79	$(0.04)	$0.91	$1.61

Dividends Declared Per Share of Common Stock (a)	$0.82	$1.32	$1.73	$2.77

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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
non-controlling
interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	—	35,883,883	—	—
Weighted-Average Blackstone Holdings Partnership Units	461,569,524	466,817,529	462,255,884	467,303,495

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
During the three and six months ended June 30, 2023, Blackstone repurchased 1.0 million and 2.0 million shares of common stock at a total cost of $86.0 million and $176.1 million, respectively. During the three and six months ended June 30, 2022, Blackstone repurchased 1.9 million shares of common stock at a total cost of $195.3 million. As of June 30, 2023, the amount remaining available for repurchases under the program was $931.9 million.
Shares Eligible for Dividends and Distributions
As of June 30, 2023, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	713,551,859
Unvested Participating Common Stock	44,596,669

Total Participating Common Stock	758,148,528
Participating Blackstone Holdings Partnership Units	461,135,682

1,219,284,210

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
For the three and six months ended June 30, 2023, Blackstone recorded compensation expense of $260.4 million and $537.8 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $43.8 million and $83.1 million, respectively. For the three and six months ended June 30, 2022, Blackstone recorded compensation expense of $210.8 million and $429.9 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $12.2 million and $72.9 million, respectively.
As of June 30, 2023, there was $2.4 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.1 years.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,219,294,017 as of June 30, 2023. Total outstanding phantom shares were 113,882 as of June 30, 2023.
A summary of the status of Blackstone’s unvested equity-based awards as of June 30, 2023 and of changes during the period January 1, 2023 through June 30, 2023 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2022	11,029,996	$38.02	31,001,563	$82.94	48,886	$85.04
Granted	—	—	15,457,565	85.14	61,534	91.79
Vested	(1,355,119)	35.86	(3,291,391)	81.28	(3,461)	89.78
Forfeited	(46,823)	42.53	(452,129)	88.44	—	—

Balance, June 30, 2023	9,628,054	$38.34	42,715,608	$83.82	106,959	$90.52

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of June 30, 2023, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	9,670,998	0.8
Deferred Restricted Shares of Common Stock	37,435,792	3.6

Total Equity-Based Awards	47,106,790	3.0

Phantom Shares	88,674	4.5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

16. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	June 30,	December 31,
	2023	2022
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,445,194	$3,344,813
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	778,811	741,319
Accrual for Potential Clawback of Previously Distributed Performance Allocations	70,432	60,575

	$4,294,437	$4,146,707

	June 30,	December 31,
	2023	2022
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,591,177	$1,602,933
Due to Non-Consolidated Entities	191,458	157,982
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	111,548	198,875
Accrual for Potential Repayment of Previously Received Performance Allocations	198,654	158,691

	$2,092,837	$2,118,481

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of June 30, 2023 and December 31, 2022, such investments aggregated $1.7 billion and $1.6 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $32.2 million and
$
(74.8) million for the three months ended June 30, 2023 and 2022, respectively, and $54.4 million and $(10.4) million for the six months ended June 30, 2023 and 2022, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2023. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”

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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.6 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $484.3 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

17.  Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $4.6 billion of investment commitments as of June 30, 2023 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $97.1 million as of June 30, 2023, which includes $45.0 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $14.6 million as of June 30, 2023.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of June 30, 2023 was $78.1 million.
Strategic Ventures
In December 2022 and January 2023, Blackstone entered into
long-term
strategic ventures with the Regents of the University of California (“UC Investments”), an institutional investor that subscribed for $4.5 billion of BREIT Class I shares during the three months ended March 31, 2023. The strategic ventures between Blackstone and UC Investments provide a waterfall structure with UC Investments receiving an 11.25% target annualized net return on its $4.5 billion investment in BREIT shares and upside from its investment. This target return, while not guaranteed, is supported by a pledge by Blackstone of $1.1 billion of its current holdings in BREIT, including any appreciation or dividends received by Blackstone in respect thereof. Pursuant to the strategic venture, Blackstone is entitled to receive an incremental 5% cash payment from UC Investments on any returns received in excess of the target return. An asset or liability is recognized based on fair value with the maximum potential future obligation capped at the fair value of the assets pledged by Blackstone in connection with the above arrangements. As of June 30, 2023, the fair value of the assets pledged was $1.1 billion and the total liability recognized was $221.5 million.
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
Over the objection of the Blackstone Defendants and others, in December 2020, the Circuit Court permitted the Attorney General of the Commonwealth of Kentucky (the “AG”) to intervene in the Mayberry Action. In December 2022, the Mayberry Action was stayed pending resolution of an interlocutory appeal in which the Blackstone Defendants and others argued that the Circuit Court did not have jurisdiction to continue the Mayberry Action after the ruling of the Kentucky Supreme Court. On April 14, 2023, the Kentucky Court of Appeals agreed with the defendants’ position, holding that the Circuit Court exceeded its authority in permitting the AG’s intervention despite the Kentucky Supreme Court’s instruction to dismiss. Accordingly, the Kentucky Court of Appeals vacated all orders entered by the Circuit Court other than the order dismissing the original derivative complaint in the Mayberry Action. On July 6, 2023, the AG filed a motion for discretionary review of the Court of Appeals’ decision by the Kentucky Supreme Court, which is pending. Additionally, around the time it moved to intervene in 2020, the AG separately filed, but did not pursue, an additional back-up
complaint asserting substantially identical claims against largely the same defendants as the Mayberry Action. Following the Court of Appeals’ decision in the Mayberry Action, the AG is pursuing this later-filed action. While BLP has strong arguments that the Mayberry Action is time-barred, we believe that the later-filed action —initiated some nine years after BLP was engaged by KRS — is even more clearly barred by the statute of limitations.
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
In July 2021, BLP filed a breach of contract action against defendants affiliated with KRS alleging that the Mayberry Action and the Declaratory Judgment Action breach the parties’ subscription agreements governing KRS’s investment with BLP. The action seeks damages, including legal fees and expenses incurred in defending against the above actions. In April 2022, the Circuit Court dismissed BLP’s complaint without prejudice to refiling, on the grounds that the action was not yet ripe for adjudication. On May 19, 2023, the Court of Appeals affirmed the Circuit Court’s dismissal, without prejudice, of BLP’s complaint on ripeness grounds
.
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
The following table presents the clawback obligations by segment:

	June 30, 2023			December 31, 2022
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$82,324	$53,012	$135,336	$78,644	$51,771	$130,415
Private Equity	28,558	17,168	45,726	19,279	8,569	27,848
Credit & Insurance	187	267	454	223	205	428
Hedge Fund Solutions	18,040	(902)	17,138	—	—	—

	$129,109	$69,545	$198,654	$98,146	$60,545	$158,691

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 16. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the six months ended June 30, 2023, the Blackstone general partners paid an interim cash clawback obligation of $6.5 million, primarily related to a Real Estate segment fund, of which $4.2 million was paid by Blackstone Holdings and $2.3 million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2023, $1.1 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at June 30, 2023, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.4 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.0 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
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
Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Real	Private	Credit &	Hedge Fund	Total
	Estate	Equity	Insurance	Solutions	Segments
Management and Advisory Fees, Net
Base Management Fees	$709,977	$443,012	$335,308	$132,312	$1,620,609
Transaction, Advisory and Other Fees, Net	27,066	48,825	15,002	1,842	92,735
Management Fee Offsets	(8,307)	(766)	(1,056)	(29)	(10,158)

Total Management and Advisory Fees, Net	728,736	491,071	349,254	134,125	1,703,186
Fee Related Performance Revenues	131,299	—	135,439	—	266,738
Fee Related Compensation	(199,006)	(155,680)	(168,234)	(45,888)	(568,808)
Other Operating Expenses	(71,949)	(74,403)	(81,375)	(29,639)	(257,366)

Fee Related Earnings	589,080	260,988	235,084	58,598	1,143,750

Realized Performance Revenues	119,721	147,176	42,344	79,182	388,423
Realized Performance Compensation	(69,593)	(62,641)	(17,571)	(28,565)	(178,370)
Realized Principal Investment Income (Loss)	(70)	3,967	(19,356)	7,998	(7,461)

Total Net Realizations	50,058	88,502	5,417	58,615	202,592

Total Segment Distributable Earnings	$639,138	$349,490	$240,501	$117,213	$1,346,342

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended June 30, 2022
	Real	Private	Credit &	Hedge Fund	Total
	Estate	Equity	Insurance	Solutions	Segments
Management and Advisory Fees, Net
Base Management Fees	$611,751	$433,459	$306,589	$145,077	$1,496,876
Transaction, Advisory and Other Fees, Net	46,974	27,551	7,117	3,450	85,092
Management Fee Offsets	(689)	(23,157)	(1,165)	(40)	(25,051)

Total Management and Advisory Fees, Net	658,036	437,853	312,541	148,487	1,556,917
Fee Related Performance Revenues	265,507	—	81,086	—	346,593
Fee Related Compensation	(273,893)	(152,622)	(137,035)	(57,863)	(621,413)
Other Operating Expenses	(88,329)	(83,233)	(63,882)	(26,066)	(261,510)

Fee Related Earnings	561,321	201,998	192,710	64,558	1,020,587

Realized Performance Revenues	1,997,720	122,884	78,973	7,197	2,206,774
Realized Performance Compensation	(831,402)	(57,380)	(36,109)	(2,083)	(926,974)
Realized Principal Investment Income (Loss)	29,116	8,904	7,019	(1,530)	43,509

Total Net Realizations	1,195,434	74,408	49,883	3,584	1,323,309

Total Segment Distributable Earnings	$1,756,755	$276,406	$242,593	$68,142	$2,343,896

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of June 30, 2023 and for the six months ended June 30, 2023 and 2022:

	June 30, 2023 and the Six Months Then Ended
	Real	Private	Credit &	Hedge Fund	Total
	Estate	Equity	Insurance	Solutions	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,415,364	$894,622	$662,087	$268,083	$3,240,156
Transaction, Advisory and Other Fees, Net	47,627	63,609	23,453	3,756	138,445
Management Fee Offsets	(18,764)	(2,076)	(2,157)	(31)	(23,028)

Total Management and Advisory Fees, Net	1,444,227	956,155	683,383	271,808	3,355,573
Fee Related Performance Revenues	152,047	—	262,935	—	414,982
Fee Related Compensation	(336,616)	(317,306)	(332,233)	(91,624)	(1,077,779)
Other Operating Expenses	(146,130)	(151,166)	(155,613)	(56,105)	(509,014)

Fee Related Earnings	1,113,528	487,683	458,472	124,079	2,183,762

Realized Performance Revenues	130,817	646,498	167,525	85,109	1,029,949
Realized Performance Compensation	(72,758)	(295,575)	(74,343)	(31,718)	(474,394)
Realized Principal Investment Income (Loss)	2,154	36,856	(13,347)	10,567	36,230

Total Net Realizations	60,213	387,779	79,835	63,958	591,785

Total Segment Distributable Earnings	$1,173,741	$875,462	$538,307	$188,037	$2,775,547

Segment Assets	$14,049,551	$13,586,079	$6,352,586	$2,619,493	$36,607,709

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Six Months Ended June 30, 2022
	Real	Private	Credit &	Hedge Fund	Total
	Estate	Equity	Insurance	Solutions	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,191,937	$854,931	$599,034	$290,123	$2,936,025
Transaction, Advisory and Other Fees, Net	87,459	40,209	16,514	4,919	149,101
Management Fee Offsets	(1,649)	(50,299)	(2,784)	(109)	(54,841)

Total Management and Advisory Fees, Net	1,277,747	844,841	612,764	294,933	3,030,285
Fee Related Performance Revenues	757,024	(648)	148,282	—	904,658
Fee Related Compensation	(618,735)	(303,672)	(264,379)	(105,098)	(1,291,884)
Other Operating Expenses	(154,332)	(150,977)	(121,049)	(49,250)	(475,608)

Fee Related Earnings	1,261,704	389,544	375,618	140,585	2,167,451

Realized Performance Revenues	2,800,636	573,122	109,716	36,110	3,519,584
Realized Performance Compensation	(1,121,433)	(264,083)	(49,495)	(11,083)	(1,446,094)
Realized Principal Investment Income	83,091	74,342	29,800	13,371	200,604

Total Net Realizations	1,762,294	383,381	90,021	38,398	2,274,094

Total Segment Distributable Earnings	$3,023,998	$772,925	$465,639	$178,983	$4,441,545

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and six months ended June 30, 2023 and 2022 along with Total Assets as of June 30, 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Total GAAP Revenues	$2,814,691	$629,220	$4,196,536	$5,755,500
Less: Unrealized Performance Revenues (a)	(114,379)	3,467,668	644,937	2,174,618
Less: Unrealized Principal Investment (Income) Loss (b)	(160,702)	203,288	318,418	176,530
Less: Interest and Dividend Revenue (c)	(153,240)	(66,143)	(248,341)	(120,628)
Less: Other Revenue (d)	31,718	(155,704)	45,898	(228,523)
Impact of Consolidation (e)	(60,408)	75,099	(119,395)	(102,497)
Transaction-Related Charges (f)	(7,461)	(237)	(2,673)	(1,450)
Intersegment Eliminations	667	602	1,354	1,581

Total Segment Revenue (g)	$2,350,886	$4,153,793	$4,836,734	$7,655,131

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expenses
Total GAAP Expenses	$1,475,310	$744,113	$2,664,655	$2,941,135
Less: Unrealized Performance Allocations Compensation (h)	(54,155)	1,386,543	259,094	914,259
Less: Equity-Based Compensation (i)	(249,755)	(195,644)	(517,889)	(397,189)
Less: Interest Expense (j)	(107,130)	(69,425)	(211,339)	(136,027)
Impact of Consolidation (e)	(40,879)	(11,394)	(97,553)	(19,200)
Amortization of Intangibles (k)	(7,412)	(17,044)	(18,753)	(34,088)
Transaction-Related Charges (f)	(9,689)	(25,378)	(13,522)	(51,924)
Administrative Fee Adjustment (l)	(2,413)	(2,476)	(4,860)	(4,961)
Intersegment Eliminations	667	602	1,354	1,581

Total Segment Expenses (m)	$1,004,544	$1,809,897	$2,061,187	$3,213,586

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Other Income
Total GAAP Other Income (Loss)	$87,595	$(104,339)	$153,451	$(52,702)
Impact of Consolidation (e)	(87,595)	104,339	(153,451)	52,702

Total Segment Other Income	$—	$—	$—	$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income (Loss) Before Provision for Taxes
Total GAAP Income (Loss) Before Provision for Taxes	$1,426,976	$(219,232)	$1,685,332	$2,761,663
Less: Unrealized Performance Revenues (a)	(114,379)	3,467,668	644,937	2,174,618
Less: Unrealized Principal Investment (Income) Loss (b)	(160,702)	203,288	318,418	176,530
Less: Interest and Dividend Revenue (c)	(153,240)	(66,143)	(248,341)	(120,628)
Less: Other Revenue (d)	31,718	(155,704)	45,898	(228,523)
Plus: Unrealized Performance Allocations Compensation (h)	54,155	(1,386,543)	(259,094)	(914,259)
Plus: Equity-Based Compensation (i)	249,755	195,644	517,889	397,189
Plus: Interest Expense (j)	107,130	69,425	211,339	136,027
Impact of Consolidation (e)	(107,124)	190,832	(175,293)	(30,595)
Amortization of Intangibles (k)	7,412	17,044	18,753	34,088
Transaction-Related Charges (f)	2,228	25,141	10,849	50,474
Administrative Fee Adjustment (l)	2,413	2,476	4,860	4,961

Total Segment Distributable Earnings	$1,346,342	$2,343,896	$2,775,547	$4,441,545

As of
June 30,
2023
Total Assets
Total GAAP Assets	$41,582,784
Impact of Consolidation (e)	(4,975,075)

Total Segment Assets	$36,607,709

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended June 30, 2023 and 2022, Other Revenue on a GAAP basis was $(31.7) million and $155.6 million, and included $(32.0) million and $155.5 million of foreign exchange gains (losses), respectively. For the six months ended June 30, 2023 and 2022, Other Revenue on a GAAP basis was $(45.8) million and $228.5 million, and included $(46.7) million and $228.2 million of foreign exchange gains (losses), respectively.

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

(g)	Total Segment Revenues is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total Segment Management and Advisory Fees, Net	$1,703,186	$1,556,917	$3,355,573	$3,030,285
Total Segment Fee Related Performance Revenues	266,738	346,593	414,982	904,658
Total Segment Realized Performance Revenues	388,423	2,206,774	1,029,949	3,519,584
Total Segment Realized Principal Investment Income (Loss)	(7,461)	43,509	36,230	200,604

Total Segment Revenues	$2,350,886	$4,153,793	$4,836,734	$7,655,131

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(m) Total Segment Expenses is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Segment Fee Related Compensation	$568,808	$621,413	$1,077,779	$1,291,884
Total Segment Realized Performance Compensation	178,370	926,974	474,394	1,446,094
Total Segment Other Operating Expenses	257,366	261,510	509,014	475,608

Total Segment Expenses	$1,004,544	$1,809,897	$2,061,187	$3,213,586

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management and Advisory Fees, Net
GAAP	$1,709,370	$1,561,187	$3,367,685	$3,037,123
Segment Adjustment (a)	(6,184)	(4,270)	(12,112)	(6,838)

Total Segment	$1,703,186	$1,556,917	$3,355,573	$3,030,285

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$153,077	$99,598	$295,953	$204,087
Investment Income - Realized Performance Allocations	502,084	2,453,769	1,148,978	4,220,155

GAAP	655,161	2,553,367	1,444,931	4,424,242
Total Segment
Less: Realized Performance Revenues	(388,423)	(2,206,774)	(1,029,949)	(3,519,584)

Total Segment	$266,738	$346,593	$414,982	$904,658

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$737,017	$686,012	$1,453,302	$1,342,517
Incentive Fee Compensation	64,227	45,363	127,508	86,382
Realized Performance Allocations Compensation	205,196	1,035,916	501,990	1,753,517

GAAP	1,006,440	1,767,291	2,082,800	3,182,416
Total Segment
Less: Realized Performance Compensation	(178,370)	(926,974)	(474,394)	(1,446,094)
Less: Equity-Based Compensation - Fee Related Compensation	(246,445)	(191,769)	(511,599)	(392,156)
Less: Equity-Based Compensation - Performance Compensation	(3,310)	(3,875)	(6,290)	(5,033)
Segment Adjustment (b)	(9,507)	(23,260)	(12,738)	(47,249)

Total Segment	$568,808	$621,413	$1,077,779	$1,291,884

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$275,034	$289,288	$548,428	$529,962
Segment Adjustment (c)	(17,668)	(27,778)	(39,414)	(54,354)

Total Segment	$257,366	$261,510	$509,014	$475,608

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized Performance Revenues
GAAP
Incentive Fees	$153,077	$99,598	$295,953	$204,087
Investment Income - Realized Performance Allocations	502,084	2,453,769	1,148,978	4,220,155

GAAP	655,161	2,553,367	1,444,931	4,424,242
Total Segment
Less: Fee Related Performance Revenues	(266,738)	(346,593)	(414,982)	(904,658)

Total Segment	$388,423	$2,206,774	$1,029,949	$3,519,584

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$64,227	$45,363	$127,508	$86,382
Realized Performance Allocation Compensation	205,196	1,035,916	501,990	1,753,517

GAAP	269,423	1,081,279	629,498	1,839,899
Total Segment
Less: Fee Related Performance Compensation (d)	(87,743)	(150,430)	(148,814)	(388,772)
Less: Equity-Based Compensation - Performance Compensation	(3,310)	(3,875)	(6,290)	(5,033)

Total Segment	$178,370	$926,974	$474,394	$1,446,094

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized Principal Investment Income
GAAP	$54,835	$265,161	$162,893	$550,265
Segment Adjustment (e)	(62,296)	(221,652)	(126,663)	(349,661)

Total Segment	$(7,461)	$43,509	$36,230	$200,604

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
non-controlling
interests.

19.  Subsequent Events
There have been no events since June 30, 2023 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	June 30, 2023
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$3,280,204	$—	$—	$3,280,204
Cash Held by Blackstone Funds and Other	—	215,444	—	215,444
Investments	22,265,924	5,490,773	(708,076)	27,048,621
Accounts Receivable	653,090	10,938	—	664,028
Due from Affiliates	4,329,222	10,692	(45,477)	4,294,437
Intangible Assets, Net	219,221	—	—	219,221
Goodwill	1,890,202	—	—	1,890,202
Other Assets	904,673	781	—	905,454
Right-of-Use Assets	888,190	—	—	888,190
Deferred Tax Assets	2,176,983	—	—	2,176,983

Total Assets	$36,607,709	$5,728,628	$(753,553)	$41,582,784

Liabilities and Equity
Loans Payable	$10,585,621	$1,714,234	$—	$12,299,855
Due to Affiliates	1,989,910	151,177	(48,250)	2,092,837
Accrued Compensation and Benefits	5,685,879	—	—	5,685,879
Securities Sold, Not Yet Purchased	3,821	—	—	3,821
Repurchase Agreements	18,262	—	—	18,262
Operating Lease Liabilities	1,013,813	—	—	1,013,813
Accounts Payable, Accrued Expenses and Other Liabilities	1,245,129	132,709	—	1,377,838

Total Liabilities	20,542,435	1,998,120	(48,250)	22,492,305

Redeemable Non-Controlling Interests in Consolidated Entities	1	1,626,348	—	1,626,349

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	6,076,366	681,401	(681,400)	6,076,367
Retained Earnings	1,160,278	23,903	(23,903)	1,160,278
Accumulated Other Comprehensive Income (Loss)	(35,153)	17,948	—	(17,205)
Non-Controlling Interests in Consolidated Entities	3,794,053	1,380,908	—	5,174,961
Non-Controlling Interests in Blackstone Holdings	5,069,722	—	—	5,069,722

Total Equity	16,065,273	2,104,160	(705,303)	17,464,130

Total Liabilities and Equity	$36,607,709	$5,728,628	$(753,553)	$41,582,784

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
Blackstone / GSO Global Dynamic Credit Feeder Fund (Cayman) LP**
Blackstone / GSO Global Dynamic Credit Funding Designated Activity Company**
Blackstone / GSO Global Dynamic Credit Master Fund**
Blackstone / GSO Global Dynamic Credit USD Feeder Fund (Ireland)**
Blackstone Annex Onshore Fund L.P.
Blackstone Horizon Fund L.P.
Blackstone Real Estate Special Situations Holdings L.P.**
Blackstone Strategic Alliance Fund L.P.**
BTD CP Holdings LP
Blackstone Dislocation Fund L.P.
BEPIF (Aggregator) SCSp
BX Shipston SCSp
Blackstone Private Equity Strategies Fund L.P.
Blackstone Private Equity Strategies Fund SICAV
Blackstone Private Equity Strategies Fund (Master) FCP*
Blackstone Infrastructure Hogan
Co-Invest
(CYM) L.P.
Clover Credit Partners CLO III, Ltd.*
Mezzanine
side-by-side
investment vehicles**
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Hedge Fund Solutions
side-by-side
investment vehicles.
*Consolidated as of June 30, 2023 only
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
Our Core+ strategy invests in substantially stabilized real estate globally primarily through perpetual capital vehicles. These include our (a) Blackstone Property Partners funds (“BPP”), which are focused on high-quality assets in the Americas, Europe and Asia and (b) Blackstone Real Estate Income Trust, Inc. (“BREIT”) and our Blackstone European Property Income (“BEPIF”) funds, which provide income-focused individual investors access to institutional quality real estate globally in developed markets.
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
The second quarter of 2023 saw most major equity markets appreciate on signs of easing inflation globally and, in the U.S., increasing optimism for economic stability. The S&P 500 increased 8.7% in the second quarter, with gains led by the information technology sector, up 17.2%, while the utilities sector declined 2.5%. The CBOE Volatility Index fell 27% in the second quarter, continuing the first quarter’s decline, as market sentiment continued to improve. In credit markets, the S&P leveraged loan index increased by 3.1% and the Credit Suisse high yield bond index increased by 1.9% in the second quarter. High yield spreads tightened by 56 basis points sequentially, while issuance increased 116% compared to the second quarter of 2022.
Outside of the U.S., despite recent signs of easing from its peak, inflation remained meaningfully higher than its historic average. In response, many central banks around the world continued to tighten monetary policy, raising concerns of slowing economic growth and a potential recession in certain geographies. The European Central Bank raised its deposit facility rate by 50 basis points in the quarter to 3.5%. Eurozone inflation slowed to 5.5% year over year in June, down from a peak of 10.6% in October 2022 and down from 6.9% in March 2023.

In the U.S., however, inflation has decelerated in the second quarter, with the June CPI reading increasing 3.0% year over year, down sharply from a prior peak of 9.1% in June 2022 and down from 5.0% in March 2023. While the Federal Reserve further raised the federal funds target range by 25 basis points in the second quarter to
5.00-5.25%
and another 25 basis points in July 2023, markets are anticipating the Federal Reserve to be nearing the end of its rate hiking cycle. The ten-year
U.S. Treasury yield increased 37 basis points to 3.84% in the second quarter of 2023 and has continued to increase to 3.96% as of July 31, 2023. Meanwhile, short-term yields remained on an upward trajectory, as the three-month LIBOR increased 35 basis points to 5.55% in the second quarter and has since increased to 5.63% as of July 31, 2023.
Despite relatively high interest rates, the U.S. economy continued to show resiliency, with the unemployment rate remaining near historically low levels, including 3.6% in June. Wages increased 4.4% year-over-year in June, while retail sales rose 1.5% year-over-year. These signs belied any immediate concerns regarding a recession. In manufacturing, however, the ISM Manufacturing PMI decreased to 46.0 in June 2023, slightly down from 46.3 in the first quarter of 2023, signaling a modest contraction in the U.S. manufacturing sector.
Oil and gas markets were volatile in the second quarter, with the price of West Texas Intermediate crude oil declining 7% from the prior quarter after a supply-driven spike in April. Henry Hub natural gas prices steadily increased in the second quarter, ending the quarter at $2.80/MMBtu, an increase of 26% compared to the first quarter.
Market activity levels were bifurcated in the second quarter. U.S. initial public offering volumes were up 93% compared to relatively low levels in the second quarter of 2022, while U.S. announced merger and acquisition deal volumes were down 30% over the same period.
Although sustained high interest rates and capital constraints contributed to continued concerns regarding U.S. economic growth, decelerating inflation and less volatile markets have supported overall economic resiliency.

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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2023, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year. For the three and six months ended June 30, 2023, Realized Performance Compensation was increased by an aggregate of $27.5 million and $62.5 million, respectively, and Fee Related Compensation was decreased by $16.3 million and $32.5 million, respectively.
These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings in the three and six months ended June 30, 2023. These changes are not expected to impact Income Before Provision (Benefit) for Taxes and Distributable Earnings for the year ending December 31, 2023. These changes had an impact on individual quarters in 2022 but did not impact Income Before Provision (Benefit) for Taxes and Distributable Earnings for the year ended December 31, 2022.

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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended				Six Months Ended
	June 30,		2023 vs. 2022		June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,709,370	$1,561,187	$148,183	9%	$3,367,685	$3,037,123	$330,562	11%

Incentive Fees	153,077	99,598	53,479	54%	295,953	204,087	91,866	45%

Investment Income (Loss)
Performance Allocations
Realized	502,084	2,453,769	(1,951,685)	-80%	1,148,978	4,220,155	(3,071,177)	-73%
Unrealized	114,395	(3,467,668)	3,582,063	n/m	(644,817)	(2,174,618)	1,529,801	-70%
Principal Investments
Realized	54,835	265,161	(210,326)	-79%	162,893	550,265	(387,372)	-70%
Unrealized	164,089	(500,490)	664,579	n/m	(327,328)	(426,529)	99,201	-23%

Total Investment Income (Loss)	835,403	(1,249,228)	2,084,631	n/m	339,726	2,169,273	(1,829,547)	-84%

Interest and Dividend Revenue	148,505	62,075	86,430	139%	238,990	116,560	122,430	105%
Other	(31,664)	155,588	(187,252)	n/m	(45,818)	228,457	(274,275)	n/m

Total Revenues	2,814,691	629,220	2,185,471	347%	4,196,536	5,755,500	(1,558,964)	-27%

Expenses
Compensation and Benefits
Compensation	737,017	686,012	51,005	7%	1,453,302	1,342,517	110,785	8%
Incentive Fee Compensation	64,227	45,363	18,864	42%	127,508	86,382	41,126	48%
Performance Allocations Compensation
Realized	205,196	1,035,916	(830,720)	-80%	501,990	1,753,517	(1,251,527)	-71%
Unrealized	54,155	(1,386,543)	1,440,698	n/m	(259,094)	(914,259)	655,165	-72%

Total Compensation and Benefits	1,060,595	380,748	679,847	179%	1,823,706	2,268,157	(444,451)	-20%
General, Administrative and Other	275,034	289,288	(14,254)	-5%	548,428	529,962	18,466	3%
Interest Expense	108,096	69,642	38,454	55%	212,537	136,389	76,148	56%
Fund Expenses	31,585	4,435	27,150	612%	79,984	6,627	73,357	n/m

Total Expenses	1,475,310	744,113	731,197	98%	2,664,655	2,941,135	(276,480)	-9%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	7,095	(13)	7,108	n/m	1,887	748	1,139	152%
Net Gains (Losses) from Fund Investment Activities	80,500	(104,326)	184,826	n/m	151,564	(53,450)	205,014	n/m

Total Other Income (Loss)	87,595	(104,339)	191,934	n/m	153,451	(52,702)	206,153	n/m

Income (Loss) Before Provision for Taxes	1,426,976	(219,232)	1,646,208	n/m	1,685,332	2,761,663	(1,076,331)	-39%
Provision for Taxes	223,269	36,514	186,755	511%	270,944	519,795	(248,851)	-48%

Net Income (Loss)	1,203,707	(255,746)	1,459,453	n/m	1,414,388	2,241,868	(827,480)	-37%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	17,688	25,875	(8,187)	-32%	10,988	30,927	(19,939)	-64%
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	89,436	(216,707)	306,143	n/m	164,305	(332)	164,637	n/m
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	495,309	(35,521)	530,830	n/m	552,009	1,023,792	(471,783)	-46%

Net Income (Loss) Attributable to Blackstone Inc.	$601,274	$(29,393)	$630,667	n/m	$687,086	$1,187,481	$(500,395)	-42%

n/m     Not meaningful.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenues
Revenues were $2.8 billion for the three months ended June 30, 2023, an increase of $2.2 billion, compared to $629.2 million for the three months ended June 30, 2022. The increase in Revenues was primarily attributable to an increase of $2.1 billion in Investment Income (Loss), which was composed of an increase of $4.2 billion in Unrealized Investment Income (Loss) and a decrease of $2.2 billion in Realized Investment Income (Loss).
The $4.2 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investments in the three months ended June 30, 2023 compared to net unrealized depreciation of investments in the three months ended June 30, 2022. Principal drivers were:

•
An increase of $2.1 billion in our Real Estate segment, primarily attributable to muted sales in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, where more assets were converted from unrealized income to realized income.

•
An increase of $1.6 billion in our Private Equity segment, primarily attributable to net unrealized appreciation of investments in corporate private equity and Tactical Opportunities in the three months ended June 30, 2023 compared to net unrealized depreciation of investments in the three months ended June 30, 2022. The carrying value of corporate private equity and Tactical Opportunities increased 3.5% and 1.8%, respectively, in the three months ended June 30, 2023 compared to decreases of 6.7% and 2.4%, respectively, in the three months ended June 30, 2022.

•	An increase of $274.6 million in our Credit & Insurance segment, primarily attributable to net unrealized appreciation of investments in direct lending.
The $2.2 billion decrease in Realized Investment Income (Loss) was primarily attributable to lower realized gains in our Real Estate segment.
Expenses
Expenses were $1.5 billion for the three months ended June 30, 2023, an increase of $731.2 million, compared to $744.1 million for the three months ended June 30, 2022. The increase was primarily attributable to an increase of $679.8 million in Total Compensation and Benefits, of which $610.0 million was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss), on which a portion of compensation is based.
Other Income (Loss)
Other Income (Loss) was $87.6 million for the three months ended June 30, 2023, an increase of $191.9 million, compared to $(104.3) million for the three months ended June 30, 2022. The increase in Other Income was principally due to an increase of $184.8 million in Net Gains (Losses) from Fund Investment Activities.
The increase in Net Gains (Losses) from Fund Investment Activities was driven by increases of $103.0 million, $72.1 million and $11.7 million in our Private Equity, Hedge Fund Solutions and Credit & Insurance segments, respectively. The increases in our Private Equity, Hedge Fund Solutions and Credit & Insurance segments were primarily due to unrealized appreciation of investments in our consolidated funds in such segments.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenues
Revenues were $4.2 billion for the six months ended June 30, 2023, a decrease of $1.6 billion, compared to $5.8 billion for the six months ended June 30, 2022. The decrease in Revenues was primarily attributable to a decrease of $1.8 billion in Investment Income (Loss), which was composed of an increase of $1.6 billion in Unrealized Investment Income (Loss) and a decrease of $3.5 billion in Realized Investment Income (Loss), partially offset by an increase of $330.6 million in Management and Advisory Fees, Net.
The $1.6 billion increase in Unrealized Investment Income (Loss) was primarily attributable to lower unrealized depreciation of investments in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Principal drivers were:

•
An increase of $1.1 billion in our Private Equity segment, primarily attributable to net unrealized appreciation of investments in corporate private equity and Tactical Opportunities in the six months ended June 30, 2023, compared to net unrealized depreciation of investments in the six months ended June 30, 2022. The carrying value of corporate private equity and Tactical Opportunities increased 6.3% and 3.9%, respectively, in the six months ended June 30, 2023 compared to decreases of 3.9% and 0.4% respectively, in the six months ended June 30, 2022.

•	An increase of $374.1 million in our Real Estate segment, primarily attributable to increased asset sales in BREP in the six months ended June 30, 2022 compared to the six months ended June 30, 2023.
•
A decrease of $72.9 million in our Hedge Fund Solutions segment, primarily attributable to lower net unrealized appreciation of investment holdings in liquid and specialized solutions in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

The $3.5 billion decrease in Realized Investment Income (Loss) was primarily attributable to lower realized gains in our Real Estate segment.
The $330.6 million increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Private Equity segments of $166.5 million and $111.3 million, respectively. The increase in our Real Estate segment was primarily due to
Fee-Earning
Assets Under Management growth in BREP and BREDS. The increase in our Private Equity segment was primarily due to an increase in Management and Advisory Fees, Net in Strategic Partners and BIP.
Expenses
Expenses were $2.7 billion for the six months ended June 30, 2023, a decrease of $276.5 million, compared to $2.9 billion for the six months ended June 30, 2022. The decrease was primarily attributable to a decrease of $444.5 million in Total Compensation and Benefits, which is composed of a decrease of $596.4 million in Performance Allocations Compensation and an increase of $110.8 million in Compensation, partially offset by increases of $76.1 million in Interest Expense and $73.4 million in Fund Expenses. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income, on which a portion of compensation is based. The increase in Compensation was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based. The increase in Interest Expense was primarily due to an increase in borrowings. The increase in Fund Expenses was primarily due to an increase in fund expenses in our Private Equity segment.

Other Income (Loss)
Other Income (Loss) was $153.5 million for the six months ended June 30, 2023, an increase of $206.2 million, compared to $(52.7) million for the six months ended June 30, 2022. The increase in Other Income was principally due to an increase of $205.0 million in Net Gains (Losses) from Fund Investment Activities.
The increase in Net Gains (Losses) from Fund Investment Activities was principally driven by increases of $154.3 million and $92.7 million in our Private Equity and Hedge Fund Solutions segments, respectively, partially offset by a decrease of $59.0 million in our Real Estate segment. The increases in our Private Equity and Hedge Fund Solutions segments were primarily due to unrealized appreciation of investments in our consolidated funds in such segments. The decrease in our Real Estate segment was primarily due to lower realized gains for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 in our consolidated real estate funds.
Provision for Taxes
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Blackstone’s Provision for Taxes for the three months ended June 30, 2023 was $223.3 million, an increase of $186.8 million, compared to $36.5 million for the three months ended June 30, 2022. This resulted in an effective tax rate of 15.6% and
-16.7%,
based on our Income (Loss) Before Provision for Taxes of $1.4 billion and $(219.2) million for the three months ended June 30, 2023 and 2022, respectively.
The increase in Blackstone’s effective tax rate for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, resulted primarily from the impact of
Non-Controlling
Interests in Consolidated Entities and Blackstone’s state tax provisions for the jurisdictions in which it operates.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Blackstone’s Provision for Taxes for the six months ended June 30, 2023 was $270.9 million, a decrease of $248.9 million, compared to $519.8 million for the six months ended June 30, 2022. This resulted in an effective tax rate of 16.1% and 18.8%, based on our Income (Loss) Before Provision for Taxes of $1.7 billion and $2.8 billion for the six months ended June 30, 2023 and 2022, respectively.
The decrease in Blackstone’s effective tax rate for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, resulted primarily from the impact of
Non-Controlling
Interests in Consolidated Entities and Blackstone’s state tax provisions for the jurisdictions in which it operates.
Blackstone expects to have a corporate alternative minimum tax (“CAMT”) liability for the year ending December 31, 2023 based on the recently-enacted Inflation Reduction Act. Blackstone will continue to assess the overall impact to its Provision for Income Tax upon the issuance of applicable additional guidance by the U.S. Treasury Department related to interpretations of CAMT. For the six months ended June 30, 2023, there is no meaningful CAMT impact reflected in the Provision for Income Taxes given current year tax payments made under CAMT are permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit.
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
For the three months ended June 30, 2023 and 2022, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 39.3% and 39.8%, respectively. For the six months ended June 30, 2023 and 2022, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 39.4% and 39.8%, respectively. The respective decreases of 0.5% and 0.4% were primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.

Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2023 and 2022. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management.”

Note:	Totals may not add due to rounding.

	Three Months Ended
	June 30, 2023					June 30, 2022
		Private	Credit &	Hedge Fund			Private	Credit &	Hedge Fund
	Real Estate	Equity	Insurance	Solutions	Total	Real Estate	Equity	Insurance	Solutions	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$287,497,306	$165,343,505	$206,622,922	$72,509,676	$731,973,409	$240,621,453	$160,946,196	$200,689,825	$75,685,828	$677,943,302
Inflows (a)	7,114,584	1,386,375	8,359,487	1,129,501	17,989,947	24,715,819	6,030,709	12,076,571	1,609,920	44,433,019
Outflows (b)	(3,832,186)	(121,344)	(4,238,069)	(2,812,145)	(11,003,744)	(3,524,671)	(43,763)	(6,718,805)	(3,205,253)	(13,492,492)

Net Inflows (Outflows)	3,282,398	1,265,031	4,121,418	(1,682,644)	6,986,203	21,191,148	5,986,946	5,357,766	(1,595,333)	30,940,527
Realizations (c)	(5,458,381)	(1,593,129)	(3,495,854)	(1,818,203)	(12,365,567)	(8,912,594)	(2,964,236)	(1,764,406)	(461,230)	(14,102,466)
Market Activity (d)(g)	2,234,918	626,828	1,118,623	570,651	4,551,020	(774,137)	(447,399)	(8,734,222)	(999,644)	(10,955,402)

Balance, End of Period (e)	$287,556,241	$165,642,235	$208,367,109	$69,579,480	$731,145,065	$252,125,870	$163,521,507	$195,548,963	$72,629,621	$683,825,961

Increase (Decrease)	$58,935	$298,730	$1,744,187	$(2,930,196)	$(828,344)	$11,504,417	$2,575,311	$(5,140,862)	$(3,056,207)	$5,882,659
Increase (Decrease)	—	—	1%	-4%	—	5%	2%	-3%	-4%	1%

	Six Months Ended
	June 30, 2023					June 30, 2022
		Private	Credit &	Hedge Fund			Private	Credit &	Hedge Fund
	Real Estate	Equity	Insurance	Solutions	Total	Real Estate	Equity	Insurance	Solutions	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$281,967,153	$167,082,852	$198,162,931	$71,173,952	$718,386,888	$221,476,699	$156,556,959	$197,900,832	$74,034,568	$649,969,058
Inflows (a)	22,830,301	3,166,232	20,772,421	3,188,341	49,957,295	47,506,860	11,480,655	25,025,683	5,780,000	89,793,198
Outflows (b)	(7,573,910)	(265,978)	(8,096,099)	(4,195,147)	(20,131,134)	(7,814,246)	(916,360)	(9,791,052)	(5,787,697)	(24,309,355)

Net Inflows (Outflows)	15,256,391	2,900,254	12,676,322	(1,006,806)	29,826,161	39,692,614	10,564,295	15,234,631	(7,697)	65,483,843
Realizations (c)	(9,952,326)	(4,537,047)	(6,727,304)	(2,142,946)	(23,359,623)	(14,204,651)	(5,652,476)	(5,260,345)	(824,097)	(25,941,569)
Market Activity (d)(h)	285,023	196,176	4,255,160	1,555,280	6,291,639	5,161,208	2,052,729	(12,326,155)	(573,153)	(5,685,371)

Balance, End of Period (e)	$287,556,241	$165,642,235	$208,367,109	$69,579,480	$731,145,065	$252,125,870	$163,521,507	$195,548,963	$72,629,621	$683,825,961

Increase (Decrease)	$5,589,088	$(1,440,617)	$10,204,178	$(1,594,472)	$12,758,177	$30,649,171	$6,964,548	$(2,351,869)	$(1,404,947)	$33,856,903
Increase (Decrease)	2%	-1%	5%	-2%	2%	14%	4%	-1%	-2%	5%
Annualized Base Management Fee Rate (f)	0.99%	1.08%	0.65%	0.75%	0.89%	1.00%	1.07%	0.60%	0.78%	0.88%

	Three Months Ended
	June 30, 2023					June 30, 2022
		Private	Credit &	Hedge Fund			Private	Credit &	Hedge Fund
	Real Estate	Equity	Insurance	Solutions	Total	Real Estate	Equity	Insurance	Solutions	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$331,797,338	$287,048,441	$291,268,846	$81,178,971	$991,293,596	$298,196,783	$267,956,351	$266,441,781	$82,896,827	$915,491,742
Inflows (a)	7,890,788	8,538,940	12,303,318	1,382,156	30,115,202	48,878,703	20,240,070	17,133,155	2,006,897	88,258,825
Outflows (b)	(3,897,907)	(524,953)	(5,612,934)	(2,859,450)	(12,895,244)	(3,841,493)	(557,024)	(6,696,478)	(3,261,271)	(14,356,266)

Net Inflows (Outflows)	3,992,881	8,013,987	6,690,384	(1,477,294)	17,219,958	45,037,210	19,683,046	10,436,677	(1,254,374)	73,902,559
Realizations (c)	(5,542,607)	(4,075,035)	(5,601,245)	(1,959,288)	(17,178,175)	(19,846,905)	(5,578,774)	(3,406,173)	(477,605)	(29,309,457)
Market Activity (d)(i)	2,993,902	4,305,963	2,222,375	498,340	10,020,580	(3,348,660)	(6,174,209)	(8,642,794)	(1,113,440)	(19,279,103)

Balance, End of Period (e)	$333,241,514	$295,293,356	$294,580,360	$78,240,729	$1,001,355,959	$320,038,428	$275,886,414	$264,829,491	$80,051,408	$940,805,741

Increase (Decrease)	$1,444,176	$8,244,915	$3,311,514	$(2,938,242)	$10,062,363	$21,841,645	$7,930,063	$(1,612,290)	$(2,845,419)	$25,313,999
Increase (Decrease)	—	3%	1%	-4%	1%	7%	3%	-1%	-3%	3%

	Six Months Ended
	June 30, 2023					June 30, 2022
		Private	Credit &	Hedge Fund			Private	Credit &	Hedge Fund
	Real Estate	Equity	Insurance	Solutions	Total	Real Estate	Equity	Insurance	Solutions	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$326,146,904	$288,902,142	$279,908,030	$79,716,001	$974,673,077	$279,474,105	$261,471,007	$258,622,467	$81,334,141	$880,901,720
Inflows (a)	24,936,717	13,094,945	28,892,581	3,550,653	70,474,896	65,922,022	29,473,707	36,715,840	6,022,228	138,133,797
Outflows (b)	(7,926,454)	(1,157,421)	(10,363,583)	(4,262,561)	(23,710,019)	(6,137,188)	(1,977,487)	(10,216,436)	(6,029,364)	(24,360,475)

Net Inflows (Outflows)	17,010,263	11,937,524	18,528,998	(711,908)	46,764,877	59,784,834	27,496,220	26,499,404	(7,136)	113,773,322
Realizations (c)	(9,966,288)	(12,695,820)	(10,177,938)	(2,289,965)	(35,130,011)	(29,384,688)	(13,304,607)	(8,940,022)	(916,050)	(52,545,367)
Market Activity (d)(j)	50,635	7,149,510	6,321,270	1,526,601	15,048,016	10,164,177	223,794	(11,352,358)	(359,547)	(1,323,934)

Balance, End of Period (e)	$333,241,514	$295,293,356	$294,580,360	$78,240,729	$1,001,355,959	$320,038,428	$275,886,414	$264,829,491	$80,051,408	$940,805,741

Increase (Decrease)	$7,094,610	$6,391,214	$14,672,330	$(1,475,272)	$26,682,882	$40,564,323	$14,415,407	$6,207,024	$(1,282,733)	$59,904,021
Increase (Decrease)	2%	2%	5%	-2%	3%	15%	6%	2%	-2%	7%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period.

(g)
For the three months ended June 30, 2023, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $366.2 million, $29.0 million, $414.8 million, $(127.7) million and $682.2 million for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the three months ended June 30, 2022, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(2.9) billion, $(1.5) billion and $(4.5) billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(h)
For the six months ended June 30, 2023, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $1.0 billion, $56.8 million, $729.4 million, $(240.3) million and $1.6 billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the six months ended June 30, 2022, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(3.8) billion, $(1.9) billion and $(5.9) billion for the Real Estate, Credit & Insurance and Total segments, respectively.

(i)
For the three months ended June 30, 2023, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $444.2 million, $155.3 million, $438.0 million, $(127.7) million and $909.9 million for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the three months ended June 30, 2022, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(4.8) billion, $(1.4) billion, $(1.8) billion and $(8.0) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(j)
For the six months ended June 30, 2023, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $1.3 billion, $850.6 million, $824.2 million, $(232.7) million and $2.7 billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the six months ended June 30, 2022, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(6.7) billion, $(1.9) billion, $(2.2) billion and $(10.8) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $731.1 billion at June 30, 2023, a decrease of $828.3 million compared to $732.0 billion at March 31, 2023. The net decrease was due to:

•
In our Real Estate segment, an increase of $58.9 million from $287.5 billion at March 31, 2023 to $287.6 billion at June 30, 2023. The net increase was due to inflows of $7.1 billion and market appreciation of $2.2 billion, offset by realizations of $5.5 billion and outflows of $3.8 billion.

o
Inflows were driven by $3.1 billion from BREDS, primarily due to allocations of insurance capital, $2.8 billion from BREIT, $680.0 million from BPP and co-investment
and $484.2 million from BREP and
co-investment.

o
Market appreciation was driven by appreciation of $1.2 billion from BREIT (which reflected $32.0 million of foreign exchange appreciation) and $1.0 billion from BPP and co-investment
(which reflected $217.3 million of foreign exchange appreciation).

o	Realizations were driven by $2.5 billion from BREIT, $1.3 billion from BREDS and $1.1 billion from BREP and co-investment.
o	Outflows were driven by $3.4 billion from BREIT and $315.7 million from BPP and co-investment, both primarily from repurchases.

•
In our Private Equity segment, an increase of $298.7 million from $165.3 billion at March 31, 2023 to $165.6 billion at June 30, 2023. The net increase was due to inflows of $1.4 billion and market appreciation of $626.8 million, offset by realizations of $1.6 billion and outflows of $121.3 million.

o	Inflows were driven by $801.2 million from BIP, $344.6 million from Tactical Opportunities and $231.5 million from corporate private equity.
o	Market appreciation was driven by appreciation of $477.0 million from BIP (which reflected $23.4 million of foreign exchange appreciation) and $223.2 million from Strategic Partners.
o	Realizations were driven by $493.9 million from corporate private equity, $446.1 million from Strategic Partners, $338.4 million from BIP and $309.2 million from Tactical Opportunities.
o	Outflows were driven by $77.6 million from BTAS and $43.7 million from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $1.7 billion from $206.6 billion at March 31, 2023 to $208.4 billion at June 30, 2023. The net increase was due to inflows of $8.4 billion and market appreciation of $1.1 billion, offset by outflows of $4.2 billion and realizations of $3.5 billion.

o
Inflows were driven by $3.2 billion from direct lending, $1.6 billion from liquid credit strategies, $1.2 billion from BIS, $1.2 billion from private placement credit and $571.0 million from asset-based finance.

o	Market appreciation was driven by appreciation of $874.4 million from direct lending (which reflected $27.2 million of foreign exchange appreciation).
o	Outflows were driven by $1.8 billion from liquid credit strategies, $1.7 billion from direct lending and $282.6 million from BIS.
o	Realizations were driven by $1.2 billion from direct lending, $985.9 million from mezzanine funds, $668.7 million from liquid credit strategies and $349.7 million from stressed/distressed strategies.

•
In our Hedge Fund Solutions segment, a decrease of $2.9 billion from $72.5 billion at March 31, 2023 to $69.6 billion at June 30, 2023. The net decrease was due to outflows of $2.8 billion and realizations of $1.8 billion, offset by inflows of $1.1 billion and market appreciation of $570.7 million.

o	Outflows were driven by $1.7 billion from commingled products, $630.3 million from customized solutions, and $507.7 million from liquid and specialized solutions.
o	Realizations were driven by $1.8 billion from liquid and specialized solutions.
o	Inflows were driven by $819.0 million from liquid and specialized solutions, $191.8 million from customized solutions, and $118.7 million from commingled products.
o
Market appreciation was driven by appreciation of $329.6 million from customized solutions (which reflected $8.4 million of foreign exchange appreciation), $227.8 million from liquid and specialized solutions (which reflected $35.2 million of foreign exchange depreciation) and $13.3 million from commingled products (which reflected $100.8 million of foreign exchange depreciation).

Fee-Earning
Assets Under Management were $731.1 billion at June 30, 2023, an increase of $12.8 billion compared to $718.4 billion at December 31, 2022. The net increase was due to:

•
In our Real Estate segment, an increase of $5.6 billion from $282.0 billion at December 31, 2022 to $287.6 billion at June 30, 2023. The net increase was due to inflows of $22.8 billion and market appreciation of $285.0 million, offset by realizations of $10.0 billion and outflows of $7.6 billion.

o
Inflows were driven by $10.3 billion from BREIT, including $4.5 billion from the Regents of the University of California (“UC Investments”) in the first quarter of 2023, $8.4 billion from BREDS, primarily due to allocations of insurance capital and BREDS IV, and $2.5 billion from BREP and co-investment,
primarily from BREP X.

o
Market appreciation was driven by appreciation of $753.3 million from BREIT (which reflected $63.1 million of foreign exchange appreciation) and $219.4 million from BREP and co-investment
(all of which reflected foreign exchange appreciation), partially offset by depreciation of $751.7 million from BPP and co-investment
(which reflected $661.3 million of foreign exchange appreciation).

o	Realizations were driven by $4.9 billion from BREIT, $2.3 billion from BREDS, $1.4 billion from BREP and co-investment and $1.3 billion from BPP and co-investment.
o	Outflows were driven by $6.8 billion from BREIT and $590.1 million from BPP and co-investment, both primarily from repurchases.

•
In our Private Equity segment, a decrease of $1.4 billion from $167.1 billion at December 31, 2022 to $165.6 billion at June 30, 2023. The net decrease was due to realizations of $4.5 billion and outflows of $266.0 million, offset by inflows of $3.2 billion and market appreciation of $196.2 million.

o	Realizations were driven by $1.6 billion from corporate private equity, $1.2 billion from Tactical Opportunities, $1.1 billion from Strategic Partners and $605.4 million from BIP.
o	Outflows were driven by $259.0 million from Tactical Opportunities.
o	Inflows were driven by $1.6 billion from BIP, $908.0 million from Tactical Opportunities and $805.9 million from Strategic Partners.
o
Market appreciation was driven by appreciation of $319.6 million from Strategic Partners, partially offset by depreciation of $62.7 million from BIP (which reflected $67.5 million of foreign exchange appreciation) and $60.7 million from Tactical Opportunities (which reflected $10.8 million of foreign exchange depreciation).

•
In our Credit & Insurance segment, an increase of $10.2 billion from $198.2 billion at December 31, 2022 to $208.4 billion at June 30, 2023. The net increase was due to inflows of $20.8 billion and market appreciation of $4.3 billion, offset by outflows of $8.1 billion and realizations of $6.7 billion.

o
Inflows were driven by $9.2 billion from liquid credit strategies, $5.2 billion from direct lending, $1.9 billion from asset-based finance, $1.3 billion from private placement credit and $1.2 billion from BIS.

o
Market appreciation was driven by appreciation of $2.2 billion from liquid credit strategies (which reflected $589.6 million of foreign exchange appreciation) and $1.9 billion from direct lending (which reflected $139.7 million of foreign exchange appreciation).

o	Outflows were driven by $4.1 billion from liquid credit strategies, $2.6 billion from direct lending and $511.1 million from MLP strategies.
o
Realizations were driven by $2.8 billion from direct lending, $1.6 billion from mezzanine funds, $1.1 billion from liquid credit strategies, $620.6 million from stressed/distressed strategies and $454.9 million from our energy strategies.

•
In our Hedge Fund Solutions segment, a decrease of $1.6 billion from $71.2 billion at December 31, 2022 to $69.6 billion at June 30, 2023. The net decrease was due to outflows of $4.2 billion and realizations of $2.1 billion, offset by inflows of $3.2 billion and market appreciation of $1.6 billion.

o	Outflows were driven by $1.8 billion from commingled products, $1.4 billion from customized solutions and $1.0 billion from liquid and specialized solutions.
o	Realizations were driven by $2.1 billion from liquid and specialized solutions.
o	Inflows were driven by $1.5 billion from liquid and specialized solutions, $1.4 billion from customized solutions and $218.1 million from commingled products.
o
Market appreciation was driven by appreciation of $766.0 million from liquid and specialized solutions (which reflected $31.0 million of foreign exchange depreciation), $573.9 million from customized solutions (which reflected $153.6 million of foreign exchange depreciation) and $215.3 million from commingled products (which reflected $55.6 million of foreign exchange depreciation).

Total Assets Under Management
Total Assets Under Management were $1.0 trillion at June 30, 2023, an increase of $10.1 billion compared to $991.3 billion at March 31, 2023. The net increase was due to:

•
In our Real Estate segment, an increase of $1.4 billion from $331.8 billion at March 31, 2023 to $333.2 billion at June 30, 2023. The net increase was due to inflows of $7.9 billion and market appreciation of $3.0 billion, offset by realizations of $5.5 billion and outflows of $3.9 billion.

o
Inflows were driven by $3.2 billion from BREDS, primarily due to allocations of insurance capital and fundraising for the fifth real estate debt strategies fund, $2.8 billion from BREIT and $1.6 billion from BREP and co-investment,
primarily from fundraising for the seventh European opportunistic fund.

o
Market appreciation was driven by appreciation of $1.2 billion from BREIT (which reflected $32.0 million of foreign exchange appreciation), $1.0 billion from BPP and co-investment
(which reflected $228.4 million of foreign exchange appreciation) and $605.8 million from BREDS (which reflected $29.8 million of foreign exchange appreciation).

o	Realizations were driven by $2.5 billion from BREIT, $1.6 billion from BREP and co-investment and $879.0 million from BREDS.
o	Outflows were driven by $3.4 billion from BREIT and $315.8 million from BPP and co-investment, both primarily from repurchases.

•
In our Private Equity segment, an increase of $8.2 billion from $287.0 billion at March 31, 2023 to $295.3 billion at June 30, 2023. The net increase was due to inflows of $8.5 billion and market appreciation of $4.3 billion, offset by realizations of $4.1 billion and outflows of $525.0 million.

o	Inflows were driven by $5.7 billion from corporate private equity, $1.6 billion from Tactical Opportunities, $713.3 million from BIP and $371.5 million from Strategic Partners.

o
Market appreciation was driven by appreciation of $2.8 billion from corporate private equity (which reflected $61.5 million of foreign exchange appreciation), $829.4 million from Strategic Partners and $564.3 million from BIP (which reflected $36.8 million of foreign exchange appreciation).

o	Realizations were driven by $2.3 billion from corporate private equity, $985.2 million from Strategic Partners and $386.0 million from Tactical Opportunities.
o	Outflows were driven by $241.1 million from corporate private equity, $102.3 million from BTAS, $77.7 million from Strategic Partners and $54.3 million from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $3.3 billion from $291.3 billion at March 31, 2023 to $294.6 billion at June 30, 2023. The net increase was due to inflows of $12.3 billion and market appreciation of $2.2 billion, offset by outflows of $5.6 billion and realizations of $5.6 billion.

o
Inflows were driven by $5.7 billion from direct lending, $1.4 billion from our energy strategies, $1.3 billion from asset-based finance, $1.2 billion from BIS, $1.2 billion from private placement credit and $1.2 billion from liquid credit strategies.

o
Market appreciation was driven by appreciation of $1.1 billion from direct lending (which reflected $48.5 million of foreign exchange appreciation), $655.5 million from liquid credit strategies (which reflected $377.7 million of foreign exchange appreciation) and $270.6 million from mezzanine funds (which reflected $11.0 million of foreign exchange appreciation).

o	Outflows were driven by $2.4 billion from direct lending, $2.0 billion from liquid credit strategies, $558.4 million from stressed/distressed strategies and $306.8 million from BIS.
o	Realizations were driven by $2.4 billion from direct lending, $1.6 billion from mezzanine funds, $668.7 million from liquid credit strategies and $493.5 million from stressed/distressed strategies.

•
In our Hedge Fund Solutions segment, a decrease of $2.9 billion from $81.2 billion at March 31, 2023 to $78.2 billion at June 30, 2023. The net decrease was due to outflows of $2.9 billion and realizations of $2.0 billion, offset by inflows of $1.4 billion and market appreciation of $498.3 million.

o	Outflows were driven by $1.7 billion from commingled products, $630.5 million from customized solutions and $551.4 million from liquid and specialized solutions.
o	Realizations were driven by $1.9 billion from liquid and specialized solutions.
o	Inflows were driven by $1.1 billion from liquid and specialized solutions, $157.2 million from customized solutions and $129.0 million from commingled products.
o
Market appreciation was driven by appreciation of $320.4 million from customized solutions (which reflected $8.4 million of foreign exchange appreciation) and $147.9 million from liquid and specialized solutions (which reflected $35.2 million of foreign exchange depreciation).

Total Assets Under Management were $1.0 trillion at June 30, 2023, an increase of $26.7 billion compared to $974.7 billion at December 31, 2022. The net increase was due to:

•
In our Real Estate segment, an increase of $7.1 billion from $326.1 billion at December 31, 2022 to $333.2 billion at June 30, 2023. The net increase was due to inflows of $24.9 billion and market appreciation of $50.6 million, offset by realizations of $10.0 billion and outflows of $7.9 billion.

o
Inflows were driven by $10.4 billion from BREDS, primarily due to allocations of insurance capital and fundraising for the fifth real estate debt strategies fund, $10.3 billion from BREIT, including $4.5 billion from UC Investments in the first quarter of 2023, and $3.4 billion from BREP and co-investment,
primarily from BREP X and the seventh European opportunistic fund.

o
Market appreciation was primarily driven by appreciation of $753.3 million from BREIT (which reflected $63.1 million of foreign exchange appreciation) and $28.5 million from BREP and co-investment
(which reflected $430.4 million of foreign exchange appreciation), partially offset by depreciation of $746.2 million from BPP and co-investment
(which reflected $691.5 million of foreign exchange appreciation).

o	Realizations were driven by $4.9 billion from BREIT, $2.1 billion from BREP and co-investment, $1.6 billion from BREDS and $1.4 billion from BPP and co-investment.
o	Outflows were driven by $6.8 billion from BREIT repurchases and $603.0 million from BPP and co-investment, primarily from repurchases.

•
In our Private Equity segment, an increase of $6.4 billion from $288.9 billion at December 31, 2022 to $295.3 billion at June 30, 2023. The net increase was due to inflows of $13.1 billion and market appreciation of $7.1 billion, offset by realizations of $12.7 billion and outflows of $1.2 billion.

o	Inflows were driven by $7.2 billion from corporate private equity, $2.4 billion from BIP, $1.8 billion from Tactical Opportunities and $1.3 billion from Strategic Partners.
o
Market appreciation was driven by appreciation of $5.0 billion from corporate private equity (which reflected $583.2 million of foreign exchange appreciation), $1.4 billion from Strategic Partners (which reflected $17.6 million of foreign exchange depreciation) and $682.8 million Tactical Opportunities (which reflected $161.5 million of foreign exchange appreciation).

o	Realizations were driven by $6.9 billion from corporate private equity, $2.6 billion from Strategic Partners and $2.3 billion from Tactical Opportunities.
o	Outflows were driven by $455.6 million from corporate private equity, $298.0 million from Strategic Partners and $233.5 million from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $14.7 billion from $279.9 billion at December 31, 2022 to $294.6 billion at June 30, 2023. The net increase was due to inflows of $28.9 billion and market appreciation of $6.3 billion, offset by outflows of $10.4 billion and realizations of $10.2 billion.

o
Inflows were driven by $12.0 billion from direct lending, $7.8 billion from liquid credit strategies, $3.2 billion from asset-based finance, $2.7 billion from our energy strategies and $1.3 billion from private placement credit.

o
Market appreciation was driven by appreciation of $2.5 billion from direct lending (which reflected $154.2 million of foreign exchange appreciation), $2.4 billion from liquid credit strategies (which reflected $624.2 million of foreign exchange appreciation), $456.3 million from mezzanine funds (which reflected $41.2 million of foreign exchange appreciation) and $374.6 million from MLP strategies.

o	Outflows were driven by $4.6 billion from liquid credit strategies, $3.7 billion from direct lending, $579.4 million from stressed/distressed strategies and $511.1 million from MLP strategies.
o
Realizations were driven by $4.3 billion from direct lending, $2.8 billion from mezzanine funds, $1.1 billion from liquid credit strategies, $935.8 million from our energy strategies and $810.4 million from stressed/distressed strategies.

•
In our Hedge Fund Solutions segment, a decrease of $1.5 billion from $79.7 billion at December 31, 2022 to $78.2 billion at June 30, 2023. The net decrease was due to outflows of $4.3 billion and realizations of $2.3 billion, offset by inflows of $3.6 billion and market appreciation of $1.5 billion.

o	Outflows were driven by $1.8 billion from commingled products, $1.4 billion from customized solutions and $1.1 billion from liquid and specialized solutions.
o	Realizations were driven by $2.2 billion from liquid and specialized solutions.
o	Inflows were driven by $1.9 billion from liquid and specialized solutions, $1.4 billion from customized solutions and $274.6 million from commingled products.
o
Market appreciation was driven by appreciation of $710.3 million from liquid and specialized solutions (which reflected $31.9 million of foreign exchange depreciation), $559.7 million from customized solutions (which reflected $155.0 million of foreign exchange depreciation) and $256.6 million from commingled products (which reflected $45.9 million of foreign exchange depreciation).

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of June 30, 2023 and 2022. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	June 30,
	2023	2022

	(Dollars in Millions)
Real Estate
BREP IV	$6	$7
BREP V	4	3
BREP VI	17	32
BREP VII	60	164
BREP VIII	707	841
BREP IX	987	1,015
BREP Europe IV	36	83
BREP Europe V	19	120
BREP Europe VI	90	80
BREP Asia I	89	114
BREP Asia II	—	153
BPP	512	755
BREDS	12	15
BTAS	17	111

Total Real Estate (a)	2,556	3,491

Private Equity
BCP IV	6	8
BCP V	41	3
BCP VI	411	407
BCP VII	900	975
BCP VIII	297	235
BCP Asia I	94	195
BEP I	29	27
BEP II	73	—
BEP III	202	76
BCEP I	205	224
Tactical Opportunities	236	311
Strategic Partners	527	629
BIP	189	67
BXLS	24	24
BTAS/Other	169	228

Total Private Equity (a)	3,402	3,408

Credit & Insurance	247	271

Hedge Fund Solutions	265	305

Total Blackstone Net Accrued Performance Revenues	$6,469	$7,476

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
For the twelve months ended June 30, 2023, Net Accrued Performance Revenues receivable decreased due to net realized distributions of $1.7 billion, partially offset by Net Performance Revenues of $725.8 million.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Perpetual Capital Total Assets Under Management

(Dollars in Billions)

$371.1
$380.5
$384.3
$184.1
$186.7
$188.0
$37.2
$37.9
$39.6
$138.9
$144.8
$146.7
$10.9
$11.1
$10.0
4Q'22
1Q'23
2Q'23
Real Estate
Private Equity
Credit & Insurance
Hedge Fund Solutions

Note:	Totals may not add due to rounding.
Perpetual Capital Total Assets Under Management were $384.3 billion as of June 30, 2023, an increase of $3.8 billion, compared to $380.5 billion as of March 31, 2023. Perpetual Capital Total Assets Under Management in our Credit & Insurance, Private Equity and Real Estate segments increased $1.9 billion, $1.7 billion and $1.2 billion, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, growth in BIS resulted in an increase of $1.7 billion.
•	In our Private Equity segment, growth in BIP resulted in an increase of $907.2 million.
•
In our Real Estate segment, growth in insurance capital managed in the Real Estate segment and growth in BXMT and BPP resulted in increases of $2.2 billion, $570.5 million and $412.3 million, respectively. These increases were partially offset by a decrease in BREIT of $1.9 billion.

Perpetual Capital Total Assets Under Management were $384.3 billion as of June 30, 2023, an increase of $13.2 billion, compared to $371.1 billion as of December 31, 2022. Perpetual Capital Total Assets Under Management in our Credit & Insurance, Real Estate and Private Equity segments increased $7.8 billion, $3.8 billion and $2.5 billion, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, growth in BIS resulted in an increase of $6.8 billion.
•
In our Real Estate segment, growth in insurance capital managed in the Real Estate segment resulted in an increase of $6.9 billion, partially offset by decreases of $2.0 billion and $747.8 million in BPP and BREIT, respectively.

•	In our Private Equity segment, growth in BIP resulted in an increase of $1.8 billion.
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

The following table presents the investment record of our significant carry/drawdown funds and selected perpetual capital strategies from inception through June 30, 2023:
Carry/Drawdown Funds

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	19,634	n/a	—	4,641,310	1.7x	4,660,944	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	5,571	n/a	—	13,463,448	2.3x	13,469,019	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,444	550,934	176,574	2.1x	71%	27,544,722	2.5x	27,721,296	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,501,324	1,440,313	2,565,307	0.7x	4%	28,208,993	2.4x	30,774,300	2.0x	22%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,596,674	2,221,028	13,808,278	1.5x	1%	21,623,193	2.5x	35,431,471	2.0x	28%	16%
BREP IX (Jun 2019 / Aug 2022)	21,320,164	3,875,365	26,541,115	1.5x	1%	8,433,953	2.2x	34,975,068	1.6x	61%	24%
*BREP X (Aug 2022 / Feb 2028)	30,498,731	28,904,123	1,693,146	1.1x	42%	—	n/a	1,693,146	1.1x	n/a	n/m

Total Global BREP	$ 103,957,918	$ 36,991,763	$ 44,809,625	1.4x	3%	$ 111,450,537	2.4x	$ 156,260,162	2.0x	18%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,420	394,520	196,294	0.4x	—	5,853,092	2.4x	6,049,386	2.0x	18%	13%
BREP Europe IV (Sep 2013 / Dec 2016)	6,674,949	1,288,693	1,356,843	1.0x	—	9,936,953	1.9x	11,293,796	1.7x	19%	13%
BREP Europe V (Dec 2016 / Oct 2019)	7,968,437	1,303,840	4,981,282	1.0x	—	6,694,372	3.9x	11,675,654	1.7x	42%	11%
*BREP Europe VI (Oct 2019 / Apr 2025)	10,051,420	4,035,328	7,158,889	1.2x	—	3,424,218	2.6x	10,583,107	1.4x	72%	19%

Total BREP Europe	€ 30,354,146	€ 7,022,381	€ 13,693,308	1.1x	—	€ 29,864,837	2.3x	€ 43,558,145	1.7x	17%	12%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$ 4,262,075	$ 897,915	$ 1,751,714	1.4x	23%	$ 6,801,153	2.0x	$ 8,552,867	1.8x	17%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,347,370	1,470,961	6,708,407	1.2x	3%	1,594,864	1.9x	8,303,271	1.3x	32%	7%
*BREP Asia III (Mar 2022 / Sep 2027)	8,221,870	7,194,247	999,298	1.0x	—	—	n/a	999,298	1.0x	n/a	-20%
Total BREP Asia	19,831,315	9,563,123	9,459,419	1.2x	7%	8,396,017	2.0x	17,855,436	1.5x	18%	10%
BREP Co-Investment (f)	7,298,869	32,106	1,031,360	2.2x	—	15,118,484	2.2x	16,149,844	2.2x	16%	16%

Total BREP	$ 167,230,303	$ 54,247,707	$ 70,825,555	1.3x	3%	$ 171,475,110	2.3x	$ 242,300,665	1.9x	17%	15%

*BREDS High-Yield (Various) (g)	$ 23,678,637	$ 7,739,343	$ 6,032,576	1.0x	—	$ 17,805,349	1.3x	$ 23,837,925	1.2x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$ 859,081	$ —	$ —	n/a	—	$ 1,741,738	2.6x	$ 1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,268,627	2.5x	3,268,627	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,228,707	2.3x	9,228,707	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	16,329	n/a	—	2,981,999	1.4x	2,998,328	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	195,824	28,708	n/a	—	21,694,051	2.9x	21,722,759	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	172,185	11.7x	100%	38,675,419	1.9x	38,847,604	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,539	1,341,322	6,011,206	1.9x	28%	26,696,258	2.3x	32,707,464	2.2x	15%	13%
BCP VII (May 2016 / Feb 2020)	18,857,492	1,694,290	20,243,357	1.6x	23%	14,110,945	2.6x	34,354,302	1.9x	33%	14%
*BCP VIII (Feb 2020 / Feb 2026)	25,651,776	11,257,684	18,946,828	1.3x	6%	1,179,311	2.4x	20,126,139	1.3x	n/m	13%
BCP IX (TBD)	16,623,978	16,623,978	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	516,882	1.6x	58%	4,166,580	2.0x	4,683,462	2.0x	12%	12%
Energy II (Feb 2015 / Feb 2020)	4,628,506	867,080	4,391,172	1.7x	63%	3,153,521	1.5x	7,544,693	1.6x	9%	8%
*Energy III (Feb 2020 / Feb 2026)	4,367,658	2,312,829	4,032,943	2.1x	24%	1,076,572	2.3x	5,109,515	2.2x	63%	43%
Energy IV (TBD)	2,054,592	2,054,592	—	n/a	—	—	n/a	—	n/a	n/a	n/a
BCP Asia I (Dec 2017 / Sep 2021)	2,438,028	418,459	2,785,974	1.5x	28%	1,787,587	4.9x	4,573,561	2.1x	96%	27%
*BCP Asia II (Sep 2021 / Sep 2027)	6,656,115	5,853,941	901,216	1.4x	14%	25	n/a	901,241	1.4x	n/a	n/m
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,761,605	1,161,678	7,265,690	1.9x	—	2,423,556	4.4x	9,689,246	2.2x	56%	19%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,205,237	5,752,381	2,861,516	1.2x	—	59,581	n/a	2,921,097	1.2x	n/a	9%

Total Corporate Private Equity	$ 147,989,311	$ 50,768,384	$ 68,174,006	1.6x	18%	$ 132,244,477	2.2x	$ 200,418,483	1.9x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$ 29,677,795	$ 15,841,153	$ 11,013,035	1.2x	10%	$ 22,324,457	1.9x	$ 33,337,492	1.6x	16%	11%
*Tactical Opportunities Co-Investment and Other (Various)	9,880,601	1,362,882	4,623,047	1.7x	7%	8,764,203	1.6x	13,387,250	1.6x	18%	17%

Total Tactical Opportunities	$ 39,558,396	$ 17,204,035	$ 15,636,082	1.3x	9%	$ 31,088,660	1.8x	$ 46,724,742	1.6x	17%	12%

Growth
*BXG I (Jul 2020 / Jul 2025)	$ 5,056,267	$ 1,204,757	$ 3,597,195	1.0x	2%	$ 406,582	3.2x	$ 4,003,777	1.1x	n/m	-2%
BXG II (TBD)	4,057,253	4,057,253	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Growth	$ 9,113,520	$ 5,262,010	$ 3,597,195	1.0x	2%	$ 406,582	3.2x	$ 4,003,777	1.1x	n/m	-2%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$ 11,035,527	$ 628,775	$ 342,849	n/a	—	$ 16,541,714	n/a	$ 16,884,563	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,772	874,051	972,992	n/a	—	4,085,158	n/a	5,058,150	1.7x	n/a	14%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,705,043	4,300,584	n/a	—	6,260,527	n/a	10,561,111	2.0x	n/a	19%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	477,595	1,207,811	n/a	—	1,100,472	n/a	2,308,283	1.7x	n/a	17%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	4,576,451	8,407,392	n/a	—	5,894,590	n/a	14,301,982	1.8x	n/a	35%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	6,061,738	1,974,271	2,023,763	n/a	—	2,009,060	n/a	4,032,823	1.7x	n/a	17%
*Strategic Partners Infrastructure III (Jun 2020 / Jul 2024) (i)	3,250,100	1,310,498	1,365,189	n/a	—	239,153	n/a	1,604,342	1.5x	n/a	40%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)	19,492,126	12,287,157	4,340,449	n/a	—	538,872	n/a	4,879,321	1.2x	n/a	32%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)	2,045,211	1,013,668	659,731	n/a	—	—	n/a	659,731	1.2x	n/a	7%

Total Strategic Partners (Secondaries)	$ 66,250,851	$ 24,847,509	$ 23,620,760	n/a	—	$ 36,669,546	n/a	$ 60,290,306	1.7x	n/a	15%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$ 910,000	$ 95,412	$ 878,772	1.5x	1%	$ 299,296	2.0x	$ 1,178,068	1.6x	24%	11%
*BXLS V (Jan 2020 / Jan 2025)	4,910,605	3,253,897	1,797,158	1.3x	4%	96,352	1.1x	1,893,510	1.3x	n/m	3%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$ 2,000,000	$ 97,114	$ —	n/a	—	$ 4,809,097	1.6x	$ 4,809,097	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	993,248	155,137	0.2x	—	6,588,424	1.6x	6,743,561	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	905,741	2,549,757	1.0x	—	7,263,532	1.6x	9,813,289	1.4x	n/a	10%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	3,271,137	2,561,989	1.1x	1%	499,780	1.7x	3,061,769	1.1x	n/a	10%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	270,251	0.4x	—	5,311,039	1.2x	5,581,290	1.1x	n/a	1%
Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	1,979,950	3,158,178	1.0x	—	3,208,190	1.4x	6,366,368	1.1x	n/a	7%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,134,904	482,636	0.7x	—	3,001,007	1.8x	3,483,643	1.5x	n/a	10%
Energy II (Feb 2019 / Jun 2023)	3,616,081	1,599,068	2,085,432	1.1x	—	1,387,127	1.7x	3,472,559	1.2x	n/a	19%
*Green Energy III (May 2023 / May 2028)	5,940,534	5,895,199	46,650	1.0x	—	—	n/a	46,650	1.0x	n/a	n/m
European Senior Debt I (Feb 2015 / Feb 2019)	€ 1,964,689	€ 282,061	€ 632,260	0.7x	—	€ 2,561,141	1.4x	€ 3,193,401	1.2x	n/a	2%
European Senior Debt II (Jun 2019 / Jun 2023)	€ 4,088,344	€ 1,005,305	€ 4,258,397	1.0x	—	€ 1,765,451	1.9x	€ 6,023,848	1.2x	n/a	10%

Total Credit Drawdown Funds (j)	$ 52,829,568	$ 17,828,307	$ 16,645,736	0.9x	—	$ 42,850,566	1.5x	$ 59,496,302	1.3x	n/a	10%

Selected Perpetual Capital Strategies (k)

Fund (Inception Year) (a)	Investment Strategy	Total AUM	Total Net Return (l)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners (2013) (m)	Core+ Real Estate	$71,011,944	9%
BREIT - Blackstone Real Estate Income Trust (2017) (n)	Core+ Real Estate	67,775,564	11%
BREIT - Class I (o)	Core+ Real Estate		12%
BXMT - Blackstone Mortgage Trust (2013) (p)	Real Estate Debt	6,170,531	6%
Private Equity
BIP - Blackstone Infrastructure Partners (2019) (q)	Infrastructure	29,117,203	14%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (r)	U.S. Direct Lending	10,905,781	10%
BCRED - Blackstone Private Credit Fund (2021) (s)	U.S. Direct Lending	58,949,896	9%
BCRED - Class I (t)	U.S. Direct Lending		9%
Hedge Fund Solutions
BSCH - Blackstone Strategic Capital Holdings (2014) (u)	GP Stakes	9,093,463	11%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2023 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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
(i)
Strategic Partners’ Unrealized Investment Value, Realized Investment Value, Total Investment Value, Total MOIC and Total Net IRRs are reported on a three-month lag and therefore do not include the impact of economic and market activities in the current quarter. Prior to June 30, 2023, the calculation of such metrics also incorporated investor cash flow information from the current quarter to the extent available. Effective June 30, 2023, such current quarter cash flow information is no longer incorporated. Committed

Capital and Available Capital continue to be presented as of the current quarter. We believe the updated presentation is more reflective of the Strategic Partners’ investor experience. Realizations are treated as returns of capital until fully recovered and therefore Unrealized and Realized MOICs and Realized Net IRRs are not applicable. Effective June 30, 2023, Strategic Partners
I-V
and Strategic Partners Real Estate, SMA and Other amounts exclude investment vehicles where Blackstone does not earn fees, which were previously included.

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

(l)
Unless otherwise indicated, Total Net Return represents the annualized inception to June 30, 2023 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(m)
BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 funds, co-investment
and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of June 30, 2023, these vehicles represented $2.9 billion of Total Assets Under Management.

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

(p)
The BXMT Total Net Return reflects annualized market return of a shareholder invested in BXMT since inception, May 22, 2013, through June 30, 2023, assuming reinvestment of all dividends received during the period.

(q)	Including co-investment vehicles, BIP Total Assets Under Management is $37.0 billion.
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

(s)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of June 30, 2023 was $23.8 billion.

(t)
Represents the Total Net Return for BCRED’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. Class I Total Net Return is presented on an annualized basis and is from January 7, 2021.

(u)
BSCH represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment
vehicles that do not pay fees, BSCH Total Assets Under Management is $10.0 billion.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Six Months Ended
	June 30,		2023 vs. 2022		June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$709,977	$611,751	$98,226	16%	$1,415,364	$1,191,937	$223,427	19%
Transaction and Other Fees, Net	27,066	46,974	(19,908)	-42%	47,627	87,459	(39,832)	-46%
Management Fee Offsets	(8,307)	(689)	(7,618)	n/m	(18,764)	(1,649)	(17,115)	n/m

Total Management Fees, Net	728,736	658,036	70,700	11%	1,444,227	1,277,747	166,480	13%
Fee Related Performance Revenues	131,299	265,507	(134,208)	-51%	152,047	757,024	(604,977)	-80%
Fee Related Compensation	(199,006)	(273,893)	74,887	-27%	(336,616)	(618,735)	282,119	-46%
Other Operating Expenses	(71,949)	(88,329)	16,380	-19%	(146,130)	(154,332)	8,202	-5%

Fee Related Earnings	589,080	561,321	27,759	5%	1,113,528	1,261,704	(148,176)	-12%

Realized Performance Revenues	119,721	1,997,720	(1,877,999)	-94%	130,817	2,800,636	(2,669,819)	-95%
Realized Performance Compensation	(69,593)	(831,402)	761,809	-92%	(72,758)	(1,121,433)	1,048,675	-94%
Realized Principal Investment Income (Loss)	(70)	29,116	(29,186)	n/m	2,154	83,091	(80,937)	-97%

Net Realizations	50,058	1,195,434	(1,145,376)	-96%	60,213	1,762,294	(1,702,081)	-97%

Segment Distributable Earnings	$639,138	$1,756,755	$(1,117,617)	-64%	$1,173,741	$3,023,998	$(1,850,257)	-61%

n/m     Not meaningful.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Segment Distributable Earnings were $639.1 million for the three months ended June 30, 2023, a decrease of $1.1 billion, compared to $1.8 billion for the three months ended June 30, 2022. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $1.1 billion in Net Realizations, partially offset by an increase of $27.8 million in Fee Related Earnings.
Our global opportunistic and core+ real estate portfolios are concentrated in high-conviction sectors where we see favorable long-term fundamentals, including certain sectors that have demonstrated outsized market rent growth. Notwithstanding this strength, the real estate market has been characterized by divergent performance across sectors. Weakening fundamentals persist in the office sector and traditional U.S. office buildings remain particularly challenged. Traditional U.S. office, however, represents less than 2% of the aggregate net asset value of our global opportunistic and core+ real estate portfolios. Increasing interest rates, continued economic uncertainty and capital markets volatility have contributed to relatively lower realization and deployment activity in recent quarters, although overall realizations and deployment increased moderately in the second quarter as compared to the first quarter of 2023. Coupled with expectations of a more constrained financing market, these conditions are likely to continue to result in reduced realizations for a period of time, which would negatively impact Segment Distributable Earnings in our Real Estate segment. Nevertheless, we believe that in the context of decelerating inflation and more supportive markets, realizations should re-accelerate over time. Although deployment has been more challenging in recent quarters, we believe our real estate segment funds are well positioned to take advantage of deployment opportunities that arise.
Fundraising in the second quarter of 2023 remained positive despite a challenging market backdrop. Perpetual capital strategies, including BREIT, represent an increasing percentage of Total Assets Under Management in our Real Estate segment. While BREIT repurchase requests in June and July were materially down from their peak in January 2023, BREIT continued to experience net outflows in the second quarter. A continuation or worsening of the current environment, however, could further adversely affect net flows in certain perpetual capital strategies for an extended period of time. We believe the long-term growth trajectory remains positive and that strong investment performance and investor under-allocation to such strategies should drive flows over the long-term. See “Part I. Item 1A. Risk Factors — Risks Related to our Business — We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk” in our Annual Report on Form
10-K
for the year ended December 31, 2022.
Fee Related Earnings
Fee Related Earnings were $589.1 million for the three months ended June 30, 2023, an increase of $27.8 million, compared to $561.3 million for the three months ended June 30, 2022. The increase in Fee Related Earnings was attributable to a decrease of $74.9 million in Fee Related Compensation, an increase of $70.7 million in Management Fees, Net and a decrease of $16.4 million in Other Operating Expenses, partially offset by a decrease of $134.2 million in Fee Related Performance Revenues.
Fee Related Compensation was $199.0 million for the three months ended June 30, 2023, a decrease of $74.9 million, compared to $273.9 million for the three months ended June 30, 2022. The decrease was primarily due to a decrease in Fee Related Performance Revenues, partially offset by an increase in Management Fees, Net, both of which impact Fee Related Compensation.
Management Fees, Net were $728.7 million for the three months ended June 30, 2023, an increase of $70.7 million, compared to $658.0 million for the three months ended June 30, 2022, primarily driven by an increase in Base Management Fees, partially offset by a decrease in Transaction and Other Fees, Net. Base Management Fees increased $98.2 million primarily due to
Fee-Earning
Assets Under Management growth in BREP and BREDS. Transaction and Other Fees, Net decreased $19.9 million primarily due to a decrease in acquisition fees.
Other Operating Expenses were $71.9 million for three months ended June 30, 2023, a decrease of $16.4 million, compared to $88.3 million for three months ended June 30, 2022. The decrease was primarily due to professional fees and travel and entertainment.
Fee Related Performance Revenues were $131.3 million for the three months ended June 30, 2023, a decrease of $134.2 million, compared to $265.5 million for the three months ended June 30, 2022. The decrease was primarily due to lower Fee Related Performance Revenues in BREIT.
Net Realizations
Net Realizations were $50.1 million for the three months ended June 30, 2023, a decrease of $1.1 billion, compared to $1.2 billion for the three months ended June 30, 2022. The decrease in Net Realizations was primarily attributable to a decrease of $1.9 billion in Realized Performance Revenues, partially offset by a decrease of $761.8 million in Realized Performance Compensation.

Realized Performance Revenues were $119.7 million for the three months ended June 30, 2023, a decrease of $1.9 billion, compared to $2.0 billion for the three months ended June 30, 2022. The decrease was primarily due to lower Realized Performance Revenues in BREP.
Realized Performance Compensation was $69.6 million for the three months ended June 30, 2023, a decrease of $761.8 million, compared to $831.4 million for the three months ended June 30, 2022. The decrease was primarily due to the decrease in Realized Performance Revenues.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Segment Distributable Earnings were $1.2 billion for the six months ended June 30, 2023, a decrease of $1.9 billion, compared to $3.0 billion for the six months ended June 30, 2022. The decrease in Segment Distributable Earnings was attributable to decreases of $1.7 billion in Net Realizations and $148.2 million in Fee Related Earnings.
Fee Related Earnings
Fee Related Earnings were $1.1 billion for the six months ended June 30, 2023, a decrease of $148.2 million, compared to $1.3 billion for the six months ended June 30, 2022. The decrease in Fee Related Earnings was attributable to a decrease of $605.0 million in Fee Related Performance Revenues, partially offset by a decrease of $282.1 million in Fee Related Compensation and an increase of $166.5 million in Management Fees, Net.
Fee Related Performance Revenues were $152.0 million for the six months ended June 30, 2023, a decrease of $605.0 million, compared to $757.0 million for the six months ended June 30, 2022. The decrease was primarily due to lower Fee Related Performance Revenues in BREIT.
Fee Related Compensation was $336.6 million for the six months ended June 30, 2023, a decrease of $282.1 million, compared to $618.7 million for the six months ended June 30, 2022. The decrease was primarily due to a decrease in Fee Related Performance Revenues, partially offset by an increase in Management Fees, Net, both of which impact Fee Related Compensation.
Management Fees, Net were $1.4 billion for the six months ended June 30, 2023, an increase of $166.5 million, compared to $1.3 billion for the six months ended June 30, 2022, primarily driven by an increase in Base Management Fees. Base Management Fees increased $223.4 million primarily due to
Fee-Earning
Assets Under Management growth in BREP and BREDS.
Net Realizations
Net Realizations were $60.2 million for the six months ended June 30, 2023, a decrease of $1.7 billion, compared to $1.8 billion for the six months ended June 30, 2022. The decrease in Net Realizations was attributable to a decrease of $2.7 billion in Realized Performance Revenues, partially offset by a decrease of $1.0 billion in Realized Performance Compensation.
Realized Performance Revenues were $130.8 million for the six months ended June 30, 2023, a decrease of $2.7 billion, compared to $2.8 billion for the six months ended June 30, 2022. The decrease was primarily due to lower Realized Performance Revenues in BREP.
Realized Performance Compensation was $72.8 million for the six months ended June 30, 2023, a decrease of $1.0 billion, compared to $1.1 billion for the six months ended June 30, 2022. The decrease was primarily due to the decrease in Realized Performance Revenues.

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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Six Months Ended				June 30, 2023
	June 30,				June 30,				Inception to Date
	2023		2022		2023		2022		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII (b)	-8%	-6%	1%	1%	-15%	-12%	9%	7%	29%	22%	21%	14%
BREP VIII (b)	-	-1%	-2%	-2%	-2%	-2%	12%	10%	35%	28%	22%	16%
BREP IX (b)	1%	-	-1%	-1%	1%	-	18%	14%	89%	61%	34%	24%
BREP Europe IV (b)(c)	-3%	-3%	-2%	-2%	-6%	-6%	2%	-	27%	19%	19%	13%
BREP Europe V (b)(c)	-1%	-1%	-	-	-3%	-3%	6%	5%	51%	42%	16%	11%
BREP Europe VI (b)(c)	4%	2%	1%	-	8%	5%	11%	8%	97%	72%	30%	19%
BREP Asia I (b)	-1%	-	-3%	-3%	-1%	-1%	-	-	25%	17%	18%	12%
BREP Asia II (b)	-1%	-1%	-4%	-4%	-2%	-	-	-1%	47%	32%	11%	7%
BREP Asia III	-	-4%	n/a	n/a	3%	-7%	n/a	n/a	n/a	n/a	-	-20%
BREP Co-Investment (b)(d)	2%	2%	-	-	3%	2%	22%	21%	18%	16%	18%	16%
BPP (e)	1%	1%	2%	1%	-2%	-2%	12%	11%	n/a	n/a	11%	9%
BREIT (f)	n/a	2%	n/a	2%	n/a	1%	n/a	7%	n/a	n/a	n/a	11%
BREIT - Class I (g)	n/a	2%	n/a	2%	n/a	1%	n/a	7%	n/a	n/a	n/a	12%
BREDS High-Yield (h)	3%	2%	-2%	-2%	4%	3%	-	-1%	14%	10%	13%	9%
BXMT (i)	n/a	20%	n/a	-11%	n/a	5%	n/a	-7%	n/a	n/a	n/a	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
(a)
Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues. Excludes investment vehicles where Blackstone does not earn fees.

(b)
Fund return information for the BREP funds for the three months ended March 31, 2023 previously presented in our Quarterly Report on Form
10-Q
for such period reflected computational errors that resulted in the presentation of annualized returns instead of quarterly returns. The internal rates of return (gross and net) for such period for such funds were as follows: BREP VII
(-7%,
-6%),
BREP VIII (-2%,
-2%),
BREP IX (—, —), BREP Europe IV
(-3%,
-3%),
BREP Europe V
(-2%,
-2%),
BREP Europe VI (4%, 2%), BREP Asia I
(-1%,
-1%),
BREP Asia II (—, 1%), and BREP
Co-Investment
(1%, 1%).

(c)	Euro-based internal rates of return.
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

(g)
Represents the Total Net Return for BREIT’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. Inception to date return is from January 1, 2017.

(h)	BREDS High-Yield represents the flagship real estate debt drawdown funds only. Inception to date returns are from July 1, 2009.
(i)
Reflects annualized return of a shareholder invested in BXMT as of the beginning of each period presented, assuming reinvestment of all dividends received during the period, and net of all fees and expenses incurred by BXMT. Return incorporates the closing NYSE stock price as of each period end. Inception to date returns are from May 22, 2013.

Funds With Closed Investment Periods as of June 30, 2023
The Real Estate segment has twelve funds with closed investment periods as of June 30, 2023: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I and BREDS III. As of June 30, 2023, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV and BREP Europe III were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREP Europe V, BREP Asia II, BREP Asia I and BREDS III were above their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Six Months Ended
	June 30,		2023 vs. 2022		June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$443,012	$433,459	$9,553	2%	$894,622	$854,931	$39,691	5%
Transaction, Advisory and Other Fees, Net	48,825	27,551	21,274	77%	63,609	40,209	23,400	58%
Management Fee Offsets	(766)	(23,157)	22,391	-97%	(2,076)	(50,299)	48,223	-96%

Total Management and Advisory Fees, Net	491,071	437,853	53,218	12%	956,155	844,841	111,314	13%
Fee Related Performance Revenues	-	-	-	n/a	-	(648)	648	-100%
Fee Related Compensation	(155,680)	(152,622)	(3,058)	2%	(317,306)	(303,672)	(13,634)	4%
Other Operating Expenses	(74,403)	(83,233)	8,830	-11%	(151,166)	(150,977)	(189)	-

Fee Related Earnings	260,988	201,998	58,990	29%	487,683	389,544	98,139	25%

Realized Performance Revenues	147,176	122,884	24,292	20%	646,498	573,122	73,376	13%
Realized Performance Compensation	(62,641)	(57,380)	(5,261)	9%	(295,575)	(264,083)	(31,492)	12%
Realized Principal Investment Income	3,967	8,904	(4,937)	-55%	36,856	74,342	(37,486)	-50%

Net Realizations	88,502	74,408	14,094	19%	387,779	383,381	4,398	1%

Segment Distributable Earnings	$349,490	$276,406	$73,084	26%	$875,462	$772,925	$102,537	13%

n/m     Not meaningful.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Segment Distributable Earnings were $349.5 million for the three months ended June 30, 2023, an increase of $73.1 million, or 26%, compared to $276.4 million for the three months ended June 30,
2022
. The increase in Segment Distributable Earnings was attributable to increases of $59.0 million in Fee Related Earnings and $14.1 million in Net Realizations.
Our Private Equity segment has benefited from our thematic investing approach, including our recent focus on sectors such as digital infrastructure and energy transition. Energy transition investments were a substantial driver of appreciation in the segment in the second quarter, particularly in corporate private equity. These sectors have also been active investment areas for BIP, one of our fastest growing strategies. As inflation in the U.S. has decelerated, overall margins in the corporate private equity portfolio have expanded modestly. Wage inflation, while moderating, continues to put some pressure on profits margins of certain private equity portfolio companies, particularly in labor intensive businesses. Continued economic uncertainty contributed to muted realizations in the second quarter, although we have seen some recent acceleration in deployment. Nonetheless, we expect that any meaningful increase in deployment in our Private Equity segment would be tied to an overall improvement in capital markets conditions and market sentiment. Difficult market conditions (and lower realizations) have pressured investors’ ability to allocate to private equity strategies and contributed to an already difficult fundraising environment. Given these near-term headwinds, fundraising for our flagship corporate private equity fund has remained challenging.

Fee Related Earnings
Fee Related Earnings were $261.0 million for the three months ended June 30, 2023, an increase of $59.0 million, or 29%, compared to $202.0 million for the three months ended June 30, 2022. The increase in Fee Related Earnings was primarily attributable to an increase of $53.2 million in Management and Advisory Fees, Net, and a decrease of $8.8 million in Other Operating Expenses.
Management and Advisory Fees, Net were $491.1 million for the three months ended June 30, 2023, an increase of $53.2 million, compared to $437.9 million for the three months ended June 30, 2022, primarily driven by a decrease in Management Fee Offsets and increases in Transaction, Advisory and Other Fees, Net and Base Management Fees. Management Fee Offsets decreased $22.4 million primarily due to a reduction in Management Fee Offsets in from Strategic Partners IX. Transaction, Advisory and Other Fees, Net increased $21.3 million primarily due to deal activity in BXCM. Base Management Fees increased $9.6 million primarily due to (a) additional commitments from limited partners to Strategic Partners IX and Strategic Partners GP Solutions and the commencement of Strategic Partners Real Estate VIII’s investment period in the second quarter of 2022, and
(b) Fee-Earning
Assets Under Management Growth in BIP.
Other Operating Expenses were $74.4 million for the three months ended June 30, 2023, a decrease of $8.8 million, compared to $83.2 million for the three months ended June 30, 2022. The decrease was primarily due to professional fees.
Net Realizations
Net Realizations were $88.5 million for the three months ended June 30, 2023, an increase of $14.1 million, or 19%, compared to $74.4 million for the three months ended June 30, 2022. The increase in Net Realizations was primarily attributable to an increase of $24.3 million in Realized Performance Revenues.
Realized Performance Revenues were $147.2 million for the three months ended June 30, 2023, an increase of $24.3 million, compared to $122.9 million for the three months ended June 30, 2022. The increase was primarily due to higher realized performance revenues in corporate private equity, partially offset by lower realized performance revenues in Tactical Opportunities.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Segment Distributable Earnings were $875.5 million for the six months ended June 30, 2023, an increase of $102.5 million, or 13%, compared to $772.9 million for the six months ended June 30, 2022. The increase in Segment Distributable Earnings was attributable to increases of $98.1 million in Fee Related Earnings and $4.4 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $487.7 million for the six months ended June 30, 2023, an increase of $98.1 million, or 25%, compared to $389.5 million for the six months ended June 30, 2022. The increase in Fee Related Earnings was attributable to an increase of $111.3 million in Management and Advisory Fees, Net, partially offset by an increase of $13.6 million in Fee Related Compensation.
Management and Advisory Fees, Net were $956.2 million for the six months ended June 30, 2023, an increase of $111.3 million, compared to $844.8 million for the six months ended June 30, 2022, primarily driven by a decrease in Management Fee Offsets and increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Management Fee Offsets decreased $48.2 million primarily due to a reduction in Management Fee Offsets in Strategic Partners IX. Base Management Fees increased $39.7 million primarily due to (a) additional commitments from limited partners to Strategic Partners IX and Strategic Partners GP Solutions and the commencement of Strategic Partners Real Estate VIII’s investment period in the second quarter of 2022, and
(b) Fee-Earning
Assets Under Management Growth in BIP. Transaction, Advisory and Other Fees, Net increased $23.4 million primarily due to deal activity in BXCM.

Fee Related Compensation was $317.3 million for the six months ended June 30, 2023, an increase of $13.6 million, compared to $303.7 million for the six months ended June 30, 2022. The increase was primarily due to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $387.8 million for the six months ended June 30, 2023, an increase of $4.4 million, compared to $383.4 million for the six months ended June 30, 2022. The increase in Net Realizations was attributable to an increase of $73.4 million in Realized Performance Revenues, partially offset by a decrease of $37.5 million in Realized Principal Investment Income and an increase of $31.5 million in Realized Performance Compensation.
Realized Performance Revenues were $646.5 million for the six months ended June 30, 2023, an increase of $73.4 million, compared to $573.1 million for the six months ended June 30, 2022. The increase was primarily due to higher Realized Performance Revenues in corporate private equity, partially offset by lower Realized Performance Revenues in Tactical Opportunities and Strategic Partners.
Realized Principal Investment Income was $36.9 million for the six months ended June 30, 2023, a decrease of $37.5 million, compared to $74.3 million for the six months ended June 30, 2022. The decrease was primarily due to lower Realized Principal Investment Income in corporate private equity and Tactical Opportunities.
Realized Performance Compensation was $295.6 million for the six months ended June 30, 2023, an increase of $31.5 million, compared to $264.1 million for the six months ended June 30, 2022. The increase was primarily due to an increase in Realized Performance Revenues.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Six Months Ended				June 30, 2023
	June 30,				June 30,				Inception to Date
	2023		2022		2023		2022		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	3%	3%	-6%	-6%	5%	4%	-3%	-2%	20%	15%	17%	13%
BCP VII	4%	4%	-10%	-9%	9%	8%	-10%	-9%	42%	33%	20%	14%
BCP VIII	2%	1%	-4%	-5%	5%	2%	-1%	-2%	n/m	n/m	24%	13%
BEP I	7%	6%	5%	4%	-9%	-8%	32%	25%	15%	12%	15%	12%
BEP II	6%	2%	6%	6%	6%	4%	25%	24%	13%	9%	12%	8%
BEP III	13%	10%	-4%	-4%	23%	18%	5%	2%	91%	63%	65%	43%
BCP Asia I	-	-	-26%	-25%	-3%	-3%	-33%	-31%	128%	96%	40%	27%
BCEP I (b)	-2%	-2%	-	-	-1%	-1%	5%	4%	62%	56%	22%	19%
BCEP II (b)	2%	1%	3%	1%	7%	5%	5%	3%	n/a	n/a	15%	9%
Tactical Opportunities	2%	-	-2%	-3%	4%	1%	-	-1%	20%	16%	15%	11%
Tactical Opportunities Co-Investment and Other	1%	1%	-	-	3%	4%	-	2%	19%	18%	20%	17%
BXG I	-2%	-2%	-8%	-8%	-2%	-3%	-14%	-13%	n/m	n/m	4%	-2%
Strategic Partners VI (c)	1%	1%	-1%	-2%	-1%	-1%	-1%	-1%	n/a	n/a	18%	14%
Strategic Partners VII (c)	-	-1%	1%	1%	1%	-	4%	4%	n/a	n/a	23%	19%
Strategic Partners Real Assets II (c)	17%	15%	10%	9%	18%	15%	12%	11%	n/a	n/a	21%	17%
Strategic Partners VIII (c)	-	-	5%	5%	2%	1%	12%	11%	n/a	n/a	44%	35%
Strategic Partners Real Estate, SMA and Other (c)	1%	-	8%	7%	-1%	-1%	24%	22%	n/a	n/a	19%	17%
Strategic Partners Infrastructure III (c)	3%	2%	22%	19%	5%	2%	39%	32%	n/a	n/a	64%	40%
Strategic Partners IX (c)	13%	10%	n/m	n/m	15%	10%	n/m	n/m	n/a	n/a	52%	32%
Strategic Partners GP Solutions (c)	-7%	-7%	11%	9%	-7%	-7%	47%	39%	n/a	n/a	14%	7%
BIP	3%	2%	-4%	-3%	-	-	9%	7%	n/a	n/a	19%	14%
Clarus IV	-5%	-5%	3%	2%	2%	1%	3%	2%	30%	24%	19%	11%
BXLS V	-	-2%	6%	4%	6%	2%	1%	-3%	n/m	n/m	16%	3%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)
Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues. Excludes investment vehicles where Blackstone does not earn fees.

(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.

(c)
Strategic Partners’ gross and net returns are reported on a three-month lag and therefore do not include the impact of economic and market activities in the current quarter. Prior to June 30, 2023, the calculation of such metrics also incorporated investor cash flow information from the current quarter to the extent available. Effective June 30, 2023, such current quarter cash flow information is no longer incorporated. We believe the updated presentation is more reflective of the Strategic Partners’ investor experience. Prior periods have been recast. Realizations are treated as returns of capital until fully recovered and therefore Unrealized and Realized MOICs and Realized Net IRRs are not applicable. Effective June 30, 2023, Strategic Partners
I-V
and Strategic Partners Real Estate, SMA and Other amounts exclude investment vehicles where Blackstone does not earn fees, which were previously included.

Funds With Closed Investment Periods as of June 30, 2023
The corporate private equity funds within the Private Equity segment have nine funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I. As of June 30, 2023, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and
BCP V-AC
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
The Tactical Opportunities funds within the Private Equity segment have various funds with closed investment periods, including but not limited to:
BTOF-POOL,
BTOF-POOL
II, and
BTOF-POOL
III, which are each above their carried interest thresholds based on aggregate fund position. Strategic Partners funds within the Private Equity segment have various funds with closed investment periods, including but not limited to: Strategic Partners Real Assets II, Strategic Partners VIII and Strategic Partners Real Estate VII, which are above their respective carried interest thresholds based on aggregate fund position. Certain Strategic Partners funds with closed investment periods do not generate carried interest for Blackstone as agreed to at the time the Strategic Partners business was acquired. The Blackstone Life Sciences funds within the Private Equity segment has one fund with a closed investment period: Clarus IV, which was above its carried interest threshold.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended				Six Months Ended
	June 30,		2023 vs. 2022		June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$335,308	$306,589	$28,719	9%	$662,087	$599,034	$63,053	11%
Transaction and Other Fees, Net	15,002	7,117	7,885	111%	23,453	16,514	6,939	42%
Management Fee Offsets	(1,056)	(1,165)	109	-9%	(2,157)	(2,784)	627	-23%

Total Management Fees, Net	349,254	312,541	36,713	12%	683,383	612,764	70,619	12%
Fee Related Performance Revenues	135,439	81,086	54,353	67%	262,935	148,282	114,653	77%
Fee Related Compensation	(168,234)	(137,035)	(31,199)	23%	(332,233)	(264,379)	(67,854)	26%
Other Operating Expenses	(81,375)	(63,882)	(17,493)	27%	(155,613)	(121,049)	(34,564)	29%

Fee Related Earnings	235,084	192,710	42,374	22%	458,472	375,618	82,854	22%

Realized Performance Revenues	42,344	78,973	(36,629)	-46%	167,525	109,716	57,809	53%
Realized Performance Compensation	(17,571)	(36,109)	18,538	-51%	(74,343)	(49,495)	(24,848)	50%
Realized Principal Investment Income (Loss)	(19,356)	7,019	(26,375)	n/m	(13,347)	29,800	(43,147)	n/m

Net Realizations	5,417	49,883	(44,466)	-89%	79,835	90,021	(10,186)	-11%

Segment Distributable Earnings	$240,501	$242,593	$(2,092)	-1%	$538,307	$465,639	$72,668	16%

n/m     Not meaningful.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Segment Distributable Earnings were $240.5 million for the three months ended June 30, 2023, a decrease of $2.1 million, compared to $242.6 million for the three months ended June 30, 2022. The decrease in Segment Distributable Earnings was attributable to a decrease of $44.5 million in Net Realizations, partially offset by an increase of $42.4 million in Fee Related Earnings.
The performance of our credit funds has generally benefited from a higher interest rate environment as a substantial majority of the portfolio is floating rate. Longer-term structural shifts in the lending market, combined with a more constrained financing market, have contributed and are likely to continue to contribute to attractive and sizeable deployment opportunities for our credit funds as banks and other originators seek capital and borrowers seek alternative financing sources. Additionally, we continue to see opportunities for growth in our insurance and energy transition strategies. Fundraising in our Credit & Insurance segment, including in our perpetual capital strategies, has been positively impacted by these trends. Nevertheless, a higher cost of capital as a result of historically high interest rates may negatively impact the free cash flow and credit quality of certain borrowers and increase the potential for defaults. Heightened input and wage costs also continue to put some profit margin pressures on certain of our Credit & Insurance segment investments even as overall inflation in the U.S. has decelerated. A period of significant market dislocation could limit the liquidity of certain assets traded in the credit markets. This would impact our funds’ ability to sell such assets at attractive prices or in a timely manner.

Perpetual capital strategies, including BCRED, represent an increasing percentage of Total Assets Under Management in our Credit & Insurance segment. Compelling private credit fundamentals contributed to an acceleration of BCRED inflows in the second quarter, with inflows representing the highest quarter since the third quarter of 2022. We believe the long-term growth trajectory remains positive and that strong investment performance and investor under-allocation to such private wealth strategies should continue to drive flows over the long-term. See “Item 1A. Risk Factors – Risks Related to Our Business – We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk” in our Annual Report on
Form 10-K
for the year ended December 31, 2022.
Fee Related Earnings
Fee Related Earnings were $235.1 million for the three months ended June 30, 2023, an increase of $42.4 million, or 22%, compared to $192.7 million for the three months ended June 30, 2022. The increase in Fee Related Earnings was primarily attributable to increases of $54.4 million in Fee Related Performance Revenues and $36.7 million in Management Fees, Net, partially offset by increases of $31.2 million in Fee Related Compensation and $17.5 million in Other Operating Expenses.
Fee Related Performance Revenues were $135.4 million for the three months ended June 30, 2023, an increase of $54.4 million, compared to $81.1 million for the three months ended June 30, 2022. The increase was primarily due to performance and higher
Fee-Earning
Assets Under Management in BCRED.
Management Fees, Net were $349.3 million for the three months ended June 30, 2023, an increase of $36.7 million, compared to $312.5 million for the three months ended June 30, 2022, primarily driven by an increase in Base Management Fees. Base Management Fees increased $28.7 million primarily due to inflows from
Fee-Earning
Assets Under Management in BCRED and BIS.
Fee Related Compensation was $168.2 million for the three months ended June 30, 2023, an increase of $31.2 million, compared to $137.0 million for the three months ended June 30, 2022. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Other Operating Expenses were $81.4 million for the three months ended June 30, 2023, an increase of $17.5 million, compared to $63.9 million for the three months ended June 30, 2022. The increase was primarily due to technology-related expenses, as well as travel and entertainment and occupancy costs.
Net Realizations
Net Realizations were $5.4 million for the three months ended June 30, 2023, a decrease of $44.5 million, compared to $49.9 million for the three months ended June 30, 2022. The decrease in Net Realizations was primarily attributable to decreases of $36.6 million in Realized Performance Revenues and $26.4 million in Realized Principal Investment Income (Loss), partially offset by a decrease of $18.5 million in Realized Performance Compensation.
Realized Performance Revenues were $42.3 million for the three months ended June 30, 2023, a decrease of $36.6 million, compared to $79.0 million for the three months ended June 30, 2022. The decrease was primarily attributable to lower realized performance revenues in our energy and mezzanine funds.
Realized Principal Investment Income (Loss) was $(19.4) million for the three months ended June 30, 2023, a decrease of $26.4 million, compared to $7.0 million for the three months ended June 30, 2022. The decrease was primarily due to an increase in realized principal investment loss in BIS.
Realized Performance Compensation was $17.6 million for the three months ended June 30, 2023, a decrease of $18.5 million, compared to $36.1 million for the three months ended June 30, 2022. The decrease was primarily due to the decrease in Realized Performance Revenues.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Segment Distributable Earnings were $538.3 million for the six months ended June 30, 2023, an increase of $72.7 million, or 16%, compared to $465.6 million for the six months ended June 30, 2022. The increase in Segment Distributable Earnings was primarily attributable to an increase of $82.9 million in Fee Related Earnings, partially offset by a decrease of $10.2 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $458.5 million for the six months ended June 30, 2023, an increase of $82.9 million, or 22%, compared to $375.6 million for the six months ended June 30, 2022. The increase in Fee Related Earnings was primarily attributable to increases of $114.7 million in Fee Related Performance Revenues and $70.6 million in Management Fees, Net, partially offset by increases of $67.9 million in Fee Related Compensation and $34.6 million in Other Operating Expenses.
Fee Related Performance Revenues were $262.9 million for the six months ended June 30, 2023, an increase of $114.7 million, compared to $148.3 million for the six months ended June 30, 2022. The increase was primarily due to performance and higher
Fee-Earning
Assets Under Management in BCRED.
Management Fees, Net were $683.4 million for the six months ended June 30, 2023, an increase of $70.6 million, compared to $612.8 million for the six months ended June 30, 2022, primarily driven by an increase in Base Management Fees. Base Management Fees increased $63.1 million primarily due to inflows from
Fee-Earning
Assets Under Management in BCRED and BIS.
Fee Related Compensation was $332.2 million for the six months ended June 30, 2023, an increase of $67.9 million, compared to $264.4 million for the six months ended June 30, 2022. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Other Operating Expenses were $155.6 million for the six months ended June 30, 2023, an increase of $34.6 million, compared to $121.0 million for the six months ended June 30, 2022. The increase was primarily due to technology-related expenses, as well as travel and entertainment and occupancy costs.
Net Realizations
Net Realizations were $79.8 million for the six months ended June 30, 2023, a decrease of $10.2 million, compared to $90.0 million for the six months ended June 30, 2022. The decrease in Net Realizations was attributable to a decrease of $43.1 million in Realized Principal Investment Income (Loss) and an increase of $24.8 million in Realized Performance Compensation, partially offset by an increase of $57.8 million in Realized Performance Revenues.
Realized Principal Investment Income (Loss) was $(13.3) million for the six months ended June 30, 2023, a decrease of $43.1 million, compared to $29.8 million for the six months ended June 30, 2022. The decrease was primarily due to an increase in realized principal investment loss in BIS.
Realized Performance Compensation was $74.3 million for the six months ended June 30, 2023, an increase of $24.8 million, compared to $49.5 million for the six months ended June 30, 2022. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Performance Revenues were $167.5 million for the six months ended June 30, 2023, an increase of $57.8 million, compared to $109.7 million for the six months ended June 30, 2022. The increase was primarily due to higher realized performance revenues in our energy and mezzanine funds.

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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended				Six Months Ended
	June 30,				June 30,				June 30, 2023
	2023		2022		2023		2022		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	3%	3%	-	-1%	7%	5%	2%	-	11%	7%
Liquid Credit (b)	3%	3%	-5%	-6%	6%	6%	-6%	-6%	5%	4%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of June 30,		As of June 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
Credit & Insurance (b)	$84,451,519	$80,993,494	93%	92%

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

(b)
For the Credit & Insurance managed funds, at June 30, 2023, the incremental appreciation needed for the 7% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.2 billion, a decrease of $(18.3) million, compared to $2.3 billion at June 30, 2022. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of June 30, 2023, 52% were within 5% of reaching their respective High Water Mark.

Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Six Months Ended
	June 30,		2023 vs. 2022		June 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$132,312	$145,077	$(12,765)	-9%	$268,083	$290,123	$(22,040)	-8%
Transaction and Other Fees, Net	1,842	3,450	(1,608)	-47%	3,756	4,919	(1,163)	-24%
Management Fee Offsets	(29)	(40)	11	-28%	(31)	(109)	78	-72%

Total Management Fees, Net	134,125	148,487	(14,362)	-10%	271,808	294,933	(23,125)	-8%
Fee Related Compensation	(45,888)	(57,863)	11,975	-21%	(91,624)	(105,098)	13,474	-13%
Other Operating Expenses	(29,639)	(26,066)	(3,573)	14%	(56,105)	(49,250)	(6,855)	14%

Fee Related Earnings	58,598	64,558	(5,960)	-9%	124,079	140,585	(16,506)	-12%

Realized Performance Revenues	79,182	7,197	71,985	n/m	85,109	36,110	48,999	136%
Realized Performance Compensation	(28,565)	(2,083)	(26,482)	n/m	(31,718)	(11,083)	(20,635)	186%
Realized Principal Investment Income (Loss)	7,998	(1,530)	9,528	n/m	10,567	13,371	(2,804)	-21%

Net Realizations	58,615	3,584	55,031	n/m	63,958	38,398	25,560	67%

Segment Distributable Earnings	$117,213	$68,142	$49,071	72%	$188,037	$178,983	$9,054	5%

n/m    Not meaningful.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Segment Distributable Earnings were $117.2 million for the three months ended June 30, 2023, an increase of $49.1 million, or 72%, compared to $68.1 million for the three months ended June 30, 2022. The increase in Segment Distributable Earnings was attributable to an increase of $55.0 million in Net Realizations, partially offset by a decrease of $6.0 million in Fee Related Earnings.
Our Hedge Fund Solutions segment funds continued to navigate liquid market volatility in the second quarter of 2023. The overwhelming majority of Hedge Fund Solutions strategies had positive performance in the second quarter of 2023, with significantly less volatility than the broader markets. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted, however, by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic factors. In addition, while certain of our strategies are designed to benefit from a high interest rate environment, in an environment concurrently characterized by high interest rates and weak equity markets, it may be difficult for funds in certain strategies to exceed interest rate-based performance hurdles to which such funds are subject. This would negatively impact our Segment Distributable Earnings.

Despite significant volatility in recent quarters, overall in recent years markets have experienced relatively low volatility, which has at times resulted in certain investors reallocating capital away from traditional hedge fund strategies. To the extent markets experience a prolonged period of low volatility and outperform our hedge fund strategies, investors may seek to reallocate capital away from traditional hedge fund strategies, which could negatively impact net flows in our Hedge Fund Solutions segment. Conversely, outperformance by our Hedge Fund Solutions strategies in a weak market environment has in some cases resulted in such strategies representing an increasing portion of the value of certain investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in the segment, or result in such investors seeking to withdraw capital from such funds. The Hedge Fund Solutions segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues depend in part on our ability to successfully grow such existing, diverse business lines and strategies and to identify and scale new ones to meet evolving investor appetites. In recent years we have shifted the mix of our product offerings to include more products whose performance-based fees represent a more significant proportion of the fees earned from such products than has historically been the case.
Fee Related Earnings
Fee Related Earnings were $58.6 million for the three months ended June 30, 2023, a decrease of $6.0 million, compared to $64.6 million for the three months ended June 30, 2022. The decrease in Fee Related Earnings was primarily attributable to decreases of $14.4 million in Management Fees, Net and $12.0 million in Fee Related Compensation.
Management Fees, Net were $134.1 million for the three months ended June 30, 2023, a decrease of $14.4 million, compared to $148.5 million for the three months ended June 30, 2022, primarily driven by a decrease in Base Management Fees. Base Management Fees decreased $12.8 million primarily due to a decrease in
Fee-Earning
Assets Under Management in commingled products and liquid and specialized solutions.
Fee Related Compensation were $45.9 million for the three months ended June 30, 2023, a decrease of $12.0 million, compared to $57.9 million for the three months ended June 30, 2022. The decrease was primarily due to a decrease in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $58.6 million for the three months ended June 30, 2023, an increase of $55.0 million, compared to $3.6 million for the three months ended June 30, 2022. The increase in Net Realizations was primarily attributable to increases of $72.0 million in Realized Performance Revenues and $9.5 million in Realized Principal Investment Income, partially offset by an increase of $26.5 million in Realized Performance Compensation.
Realized Performance Revenues were $79.2 million for the three months ended June 30, 2023, an increase of $72.0 million, compared to $7.2 million for the three months ended June 30, 2022. The increase was primarily driven by increased Realized Performance Revenues in liquid and specialized solutions.
Realized Principal Investment Income was $8.0 million for the three months ended June 30, 2023, an increase of $9.5 million, compared to $(1.5) million for the three months ended June 30, 2022. The increase was primarily due to increased Realized Principal Investment Income in liquid and specialized solutions.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Segment Distributable Earnings were $188.0 million for the six months ended June 30, 2023, an increase of $9.1 million, compared to $179.0 million for the six months ended June 30, 2022. The increase in Segment Distributable Earnings was attributable to an increase of $25.6 million in Net Realizations, partially offset by a decrease of $16.5 million in Fee Related Earnings.

Fee Related Earnings
Fee Related Earnings were $124.1 million for the six months ended June 30, 2023, a decrease of $16.5 million, compared to $140.6 million for the six months ended June 30, 2022. The decrease in Fee Related Earnings was primarily attributable to a decrease of $23.1 million in Management Fees, Net, partially offset by a decrease of $13.5 million in Fee Related Compensation.
Management Fees, Net were $271.8 million for the six months ended June 30, 2023, a decrease of $23.1 million, compared to $294.9 million for the six months ended June 30, 2022, primarily due to a decrease in Base Management Fees. Base Management Fees decreased $22.0 million primarily driven by a decrease in
Fee-Earning
Assets Under Management in commingled products and liquid and specialized solutions.
Fee Related Compensation was $91.6 million for the six months ended June 30, 2023, a decrease of $13.5 million, compared to $105.1 million for the six months ended June 30, 2022. The decrease was primarily due to a decrease in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $64.0 million for the six months ended June 30, 2023, an increase of $25.6 million, or 67%, compared to $38.4 million for the six months ended June 30, 2022. The increase in Net Realizations was attributable to an increase of $49.0 million in Realized Performance Revenues, partially offset by an increase of $20.6 million in Realized Performance Compensation.
Realized Performance Revenues were $85.1 million for the six months ended June 30, 2023, an increase of $49.0 million, compared to $36.1 million for the six months ended June 30, 2022. The increase was primarily due to reduced Realized Performance Revenues in liquid and specialized solutions offset by a decrease in customized solutions.
Realized Performance Compensation was $31.7 million for the six months ended June 30, 2023, an increase of $20.6 million, compared to $11.1 million for the six months ended June 30, 2022. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Six				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	June 30,				June 30,				June 30, 2023
	2023		2022		2023		2022		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	2%	2%	1%	-	3%	2%	2%	1%	6%	5%	8%	7%	6%	5%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Benchmark (a)
	As of June 30,		As of June 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$50,436,939	$48,902,089	80%	64%

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

(b)
For the Hedge Fund Solutions managed funds, at June 30, 2023, the incremental appreciation needed for the 20% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $640.5 million, a decrease of $(193.6) million, compared to $834.1 million at June 30, 2022. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of June 30, 2023, 73% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income (Loss) Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
Net Income (Loss) Attributable to Blackstone Inc.	$601,274	$(29,393)	$687,086	$1,187,481
Net Income (Loss) Attributable to Non-Controlling Interests in Blackstone Holdings	495,309	(35,521)	552,009	1,023,792
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	89,436	(216,707)	164,305	(332)
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	17,688	25,875	10,988	30,927

Net Income (Loss)	1,203,707	(255,746)	1,414,388	2,241,868
Provision for Taxes	223,269	36,514	270,944	519,795

Net Income (Loss) Before Provision for Taxes	1,426,976	(219,232)	1,685,332	2,761,663
Transaction-Related Charges (a)	2,228	25,141	10,849	50,474
Amortization of Intangibles (b)	7,412	17,044	18,753	34,088
Impact of Consolidation (c)	(107,124)	190,832	(175,293)	(30,595)
Unrealized Performance Revenues (d)	(114,379)	3,467,668	644,937	2,174,618
Unrealized Performance Allocations Compensation (e)	54,155	(1,386,543)	(259,094)	(914,259)
Unrealized Principal Investment (Income) Loss (f)	(160,702)	203,288	318,418	176,530
Other Revenues (g)	31,718	(155,704)	45,898	(228,523)
Equity-Based Compensation (h)	249,755	195,644	517,889	397,189
Administrative Fee Adjustment (i)	2,413	2,476	4,860	4,961
Taxes and Related Payables (j)	(180,380)	(354,789)	(351,385)	(502,441)

Distributable Earnings	1,212,072	1,985,825	2,461,164	3,923,705
Taxes and Related Payables (j)	180,380	354,789	351,385	502,441
Net Interest and Dividend (Income) Loss (k)	(46,110)	3,282	(37,002)	15,399

Total Segment Distributable Earnings	1,346,342	2,343,896	2,775,547	4,441,545
Realized Performance Revenues (l)	(388,423)	(2,206,774)	(1,029,949)	(3,519,584)
Realized Performance Compensation (m)	178,370	926,974	474,394	1,446,094
Realized Principal Investment Income (n)	7,461	(43,509)	(36,230)	(200,604)

Fee Related Earnings	$1,143,750	$1,020,587	$2,183,762	$2,167,451

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,212,072	$1,985,825	$2,461,164	$3,923,705
Interest Expense (o)	107,130	69,425	211,339	136,027
Taxes and Related Payables (j)	180,380	354,789	351,385	502,441
Depreciation and Amortization (p)	24,100	15,644	47,275	29,960

Adjusted EBITDA	$1,523,682	$2,425,683	$3,071,163	$4,592,133

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$114,395	$(3,467,668)	$(644,817)	$(2,174,618)
Segment Adjustment	(16)	—	(120)	—

Unrealized Performance Revenues	$114,379	$(3,467,668)	$(644,937)	$(2,174,618)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$164,089	$(500,490)	$(327,328)	$(426,529)
Segment Adjustment	(3,387)	297,202	8,910	249,999

Unrealized Principal Investment Income (Loss)	$160,702	$(203,288)	$(318,418)	$(176,530)

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related Charges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
GAAP Other Revenue	$(31,664)	$155,588	$(45,818)	$228,457
Segment Adjustment	(54)	116	(80)	66

Other Revenues	$(31,718)	$155,704	$(45,898)	$228,523

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
Taxes	$156,956	$324,954	$307,958	$449,599
Related Payables	23,424	29,835	43,427	52,842

Taxes and Related Payables	$180,380	$354,789	$351,385	$502,441

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$148,505	$62,075	$238,990	$116,560
Segment Adjustment	4,735	4,068	9,351	4,068

Interest and Dividend Revenue	153,240	66,143	248,341	120,628

GAAP Interest Expense	108,096	69,642	212,537	136,389
Segment Adjustment	(966)	(217)	(1,198)	(362)

Interest Expense	107,130	69,425	211,339	136,027

Net Interest and Dividend Income (Loss)	$46,110	$(3,282)	$37,002	$(15,399)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	June 30,
	2023	2022

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$5,490,773	$3,764,850
Equity Method Investments
Partnership Investments	5,585,603	5,446,688
Accrued Performance Allocations	11,496,244	13,544,855
Corporate Treasury Investments	707,079	810,672
Other Investments	3,768,922	3,756,693

Total GAAP Investments	$27,048,621	$27,323,758

Accrued Performance Allocations - GAAP	$11,496,244	$13,544,855
Impact of Consolidation (a)	—	12,475
Due from Affiliates - GAAP (b)	197,998	136,631
Less: Net Realized Performance Revenues (c)	(283,131)	(262,083)
Less: Accrued Performance Compensation - GAAP (d)	(4,941,915)	(5,955,982)

Net Accrued Performance Revenues	$6,469,196	$7,475,896

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

Total Assets were $41.6 billion as of June 30, 2023, a decrease of $941.4 million, from December 31, 2022. The decrease in Total Assets was principally due to a decrease of $1.3 billion in total assets attributable to consolidated operating partnerships, partially offset by an increase of $284.6 million in total assets attributable to consolidated Blackstone Funds. The decrease in total assets attributable to consolidated operating partnerships was primarily due to decreases of $971.8 million in Cash and Cash Equivalents and $970.7 million in Investments, respectively. The decrease in Cash and Cash Equivalents was primarily due to ongoing operating activities including the payoff at maturity of Blackstone’s 4.750% senior note due February 15, 2023. The decrease in Investments was primarily due to unrealized depreciation across our Real Estate segment and sales of investments within Corporate Treasury Investments. The increase in total assets attributable to consolidated Blackstone Funds was primarily due to an increase of $354.2 million in Investments. The increase in Investments was primarily due to the consolidation of one CLO and unrealized appreciation across our Private Equity segment.
Total Liabilities were $22.5 billion as of June 30, 2023, a decrease of $350.9 million, from December 31, 2022. The decrease in Total Liabilities was principally due to a decrease of $745.9 million in total liabilities attributable to consolidated operating partnerships, partially offset by an increase of $393.6 million in total liabilities attributable to consolidated Blackstone Funds. The decrease in total liabilities attributable to consolidated operating partnerships was primarily due to decreases of $415.9 million in Accrued Compensation and Benefits and $314.0 million in Loans Payable. The decrease in Accrued Compensation and Benefits was primarily due to a decrease in performance compensation. The decrease in Loans Payable was primarily due to the payoff at maturity of senior notes, partially offset by the consolidation of one Blackstone operating partnership. The increase in total liabilities attributable to consolidated Blackstone Funds was primarily due to an increase of $264.2 million in Loans Payable. The increase in Loans Payable was primarily due to the consolidation of one CLO.
In light of the disruption to the U.S. regional banking system during the six months ended June 30, 2023, Blackstone assessed its exposure and determined that it had no material exposure to such banks. Blackstone has taken mitigating actions to reduce the limited and isolated areas of exposure identified and continues to monitor developments.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $4.135 billion committed revolving credit facility. As of June 30, 2023, Blackstone had $3.3 billion in Cash and Cash Equivalents, $707.1 million invested in Corporate Treasury Investments and $3.8 billion in Other Investments (which included $3.4 billion of liquid investments), against $10.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
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
Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2023 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Real Estate
BREP VI	$750,000	$36,809	$150,000	$12,270
BREP VII	300,000	31,843	100,000	10,614
BREP VIII	300,000	41,613	100,000	13,871
BREP IX	300,000	54,549	100,000	18,183
BREP X	300,000	285,361	100,000	95,120
BREP Europe III	100,000	11,257	35,000	3,752
BREP Europe IV	130,000	22,477	43,333	7,492
BREP Europe V	150,000	25,647	43,333	7,409
BREP Europe VI	130,000	52,892	43,333	17,631
BREP Europe VII	130,000	130,000	43,333	43,333
BREP Asia I	50,392	10,342	16,797	3,447
BREP Asia II	70,707	14,452	23,569	4,817
BREP Asia III	81,078	70,036	27,026	23,345
BREDS III	50,000	13,499	16,667	4,500
BREDS IV	50,000	15,910	49,113	15,628
BREDS V	50,000	50,000	49,660	49,660
BPP	312,821	32,132	—	—
Other (c)	29,597	8,720	—	—

Total Real Estate	3,284,595	907,539	941,164	331,072

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	81,403	250,000	28,276
BCP VII	500,000	36,635	225,000	16,486
BCP VIII	500,000	211,001	225,000	94,951
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	12,018	26,667	4,006
BEP III	80,000	42,850	26,667	14,283
BETP IV	41,092	41,092	13,697	13,697
BCEP I	117,747	27,016	18,992	4,358
BCEP II	160,000	112,943	32,640	23,040
BCP Asia I	40,000	5,869	13,333	1,956
BCP Asia II	100,000	89,186	33,333	29,729
Tactical Opportunities	480,535	234,416	160,178	78,139
Strategic Partners	1,229,770	739,646	1,150,817	696,099
BIP	322,433	85,486	—	—
BXLS	142,057	92,543	37,353	28,886
BXG	161,651	104,824	53,715	34,929
Other (c)	290,209	25,651	—	—

Total Private Equity	6,144,568	2,477,949	2,492,392	1,293,835

Credit & Insurance
Mezzanine / Opportunistic II	120,000	29,182	110,101	26,774
Mezzanine / Opportunistic III	130,783	38,331	96,654	28,328
Mezzanine / Opportunistic IV	122,000	85,626	115,604	81,137
European Senior Debt I	63,000	10,137	56,882	9,153
European Senior Debt II	92,574	34,854	89,670	33,785
European Senior Debt III	54,550	54,550	18,183	18,183
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	93,835	146,729	91,181
Energy I	80,000	37,627	75,445	35,484
Energy II	150,000	104,410	148,601	103,437
Energy III	118,811	118,811	39,604	39,604
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	24,385	12,001
Other (c)	153,605	64,628	39,633	7,129

Total Credit & Insurance	1,438,925	755,988	1,132,039	554,981

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Hedge Fund Solutions
Strategic Alliance II	$50,000	$1,482	$—	$—
Strategic Alliance III	22,000	15,591	—	—
Strategic Alliance IV	15,000	15,000	—	—
Strategic Holdings I	154,610	24,370	—	—
Strategic Holdings II	50,000	24,127	—	—
Horizon	100,000	27,765	—	—
Dislocation	10,000	6,710	—	—
Other (c)	17,941	8,817	—	—

Total Hedge Fund Solutions	419,551	123,862	—	—

Other
Treasury (d)	477,534	325,947	—	—

	$11,765,173	$4,591,285	$4,565,595	$2,179,888

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

Borrowings
As of June 30, 2023, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$10,681,800

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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2023 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	July 1, 2023 to
Contractual Obligations	December 31, 2023	2024-2025	2026-2027	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$76,053	$328,061	$324,840	$744,772	$1,473,726
Purchase Obligations	88,136	162,585	52,026	—	302,747
Blackstone Operating Borrowings (b)	51	335,493	1,572,159	8,814,080	10,721,783
Interest on Blackstone Operating Borrowings (c)	159,673	696,139	673,647	3,552,705	5,082,164
Borrowings of Consolidated Blackstone Funds	—	—	—	1,751,546	1,751,546
Interest on Borrowings of Consolidated Blackstone Funds	9,891	39,562	39,562	35,444	124,459
Blackstone Funds Capital Commitments to Investee Funds (d)	97,072	—	—	—	97,072
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	—	187,779	235,373	1,168,939	1,592,091
Unrecognized Tax Benefits, Including Interest and Penalties (f)	—	—	—	—	—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	4,591,285	—	—	—	4,591,285

Consolidated Contractual Obligations	5,022,161	1,749,619	2,897,607	16,067,486	25,736,873
Borrowings of Consolidated Blackstone Funds	—	—	—	(1,751,546)	(1,751,546)
Interest on Borrowings of Consolidated Blackstone Funds	(9,891)	(39,562)	(39,562)	(35,444)	(124,459)
Blackstone Funds Capital Commitments to Investee Funds (d)	(97,072)	—	—	—	(97,072)

Blackstone Operating Entities Contractual Obligations	$4,915,198	$1,710,057	$2,858,045	$14,280,496	$23,763,796

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

(b)
Represents the principal amounts due on our senior notes and secured borrowings. For our senior notes, we assume no pre-payments
and the borrowings are held until their final maturity. For our secured borrowings we project prepayments based on the performance of the underlying assets and principal may be paid down in full prior to their stated maturity. As of June 30, 2023, we had no borrowings outstanding under our revolver.

(c)
Represents interest to be paid over the maturity of our senior notes and secured borrowings. For our senior notes, we assume no pre-payments
and the borrowings are held until their final maturity. For our secured borrowings, we project pre-payments
based on the performance of the underlying assets with interest payments based on the estimated principal outstanding, inclusive of projected pre-payments.
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
non-controlling
interest holders.

(f)
As of June 30, 2023, there were no Unrecognized Tax Benefits, including Interest and Penalties. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $165.7 million and interest of $44.5 million, therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our Condensed Consolidated Financial Statements as of June 30, 2023.
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
During the three and six months ended June 30, 2023, Blackstone repurchased 1.0 million and 2.0 million shares of common stock at a total cost of $86.0 million and $176.1 million, respectively. As of June 30, 2023, the amount remaining available for repurchases under the program was $931.9 million.
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

With respect to the second quarter of fiscal year 2023, we paid to stockholders of our common stock a dividend of $0.79 per share, aggregating to $1.61 per share of common stock in respect of the six months ended June 30, 2023. With respect to fiscal year 2022, we paid stockholders aggregate dividends of $4.40 per share.
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

The following table presents information regarding these financial instruments in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased

	(Dollars in Millions)
Balance, June 30, 2023	$18.3	$3.8
Balance, December 31, 2022	$89.9	$3.8
Six Months Ended June 30, 2023
Average Daily Balance	$44.5	$3.9
Maximum Daily Balance	$90.1	$3.9
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

The fair value of the investments held by Blackstone Funds is the primary input to the calculation of certain of our management fees, Incentive Fees, Performance Allocations and the related Compensation we recognize. Generally, Blackstone Funds are accounted for as investment companies under the American Institute of Certified Public Accountants Audit and Accounting Guide,
Investment Companies
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
Interbank Offered Rates Transition
Certain jurisdictions are currently reforming or phasing out their benchmark interest rates, most notably the London Interbank Offered Rates (“LIBOR”) across multiple currencies. Most such reforms and phase outs, including all tenors of U.S. dollar LIBOR, became effective on or prior to June 30, 2023, though some rates may persist on a synthetic basis through September 2024. Blackstone has taken steps to prepare for and mitigate the impact of changing base rates and continues to manage transition efforts and evaluate the impact of prospective changes on existing transactions and contractual arrangements. See “Part I. Item 1A. Risk Factors — Risks Related to Our Business — Interest rates on our and our portfolio companies’ outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses and the value of those financial instruments.” in our Annual Report on Form
10-K
for the year ended December 31, 2022.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of June 30, 2023 as compared to March 31, 2023 and December 31, 2022. For additional information, refer to our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2023 and our Annual Report on
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

Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended June 30, 2023:

				Approximate Dollar
		Average	Total Number of Shares	Value of Shares that
	Total Number	Price Paid	Purchased as Part of	May Yet Be Purchased
	of Shares	per	Publicly Announced	Under the Program
Period	Purchased	Share	Plans or Programs (a)	(Dollars in Thousands) (a)
Apr. 1 - Apr. 30, 2023	—	$—	—	$1,017,935
May 1 - May 31, 2023	550,000	$83.50	550,000	$972,011
Jun. 1 - Jun. 30, 2023	450,000	$89.13	450,000	$931,901

	1,000,000		1,000,000

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
Item 3.   Defaults Upon Senior Securities
Not applicable.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Election of Directors
On August 2, 2023, Blackstone Group Management L.L.C., by a written consent as the sole holder of our Series II preferred stock, elected Stephen A. Schwarzman, Jonathan D. Gray, Joseph P. Baratta, William G. Parrett, Kelly A. Ayotte, James W. Breyer, Reginald J. Brown, Sir John Antony Hood, Rochelle B. Lazarus, The Right Honorable Brian Mulroney and Ruth Porat as directors of Blackstone Inc. Each director was serving as a director of Blackstone Inc. at the time of election.

Annual Meeting of Stockholders
We will hold our 2023 annual meeting of stockholders (the “Annual Meeting”) at 9:00 a.m., Eastern Time, on September 19, 2023. The Annual Meeting will be held in a virtual meeting format only. Stockholders of record at the close of business on August 14, 2023 (the “Record Date”) can attend the meeting at https://event.webcasts.com/starthere.jsp?ei=1619587&tp_key=154f369d45. In order to access the Annual Meeting, please be prepared to confirm your ownership of common stock as of the Record Date. Please note that there will not be any matter for stockholders to vote on at the Annual Meeting, and, as such, no action is expected to be taken at the Annual Meeting. Please note that we are not planning on providing any update on our business during the Annual Meeting.
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures provided to us by Mundys S.p.A.
Item 6.   Exhibits

Exhibit Number	Exhibit Description

10.1*	Second Amended and Restated Agreement of Limited Partnership of Strategic Partners Fund Solutions Associates VI L.P., dated as of May 23, 2023.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Section 13(r) Disclosure.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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
Date: August 4, 2023

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)