Form 10-Q
period 2023-09-30
Blackstone Inc.
filed 2023-11-03
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of October 27, 2023, there were 710,544,667 shares of common stock of the registrant outstanding.

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
Website and Social Media Disclosure
We use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), X (Twitter) (www.x.com/blackstone), LinkedIn (www.linkedin.com/company/blackstonegroup), Instagram (www.instagram.com/blackstone), SoundCloud (www.soundcloud.com/blackstone-300250613), PodBean (www.blackstone.podbean.com), Spotify (https://spoti.fi/2LJ1tHG), YouTube (www.youtube.com/user/blackstonegroup) and Apple Podcast (https://apple.co/31Pe1Gg) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone when you enroll your email address by visiting the “Contact Us/Email Alerts” section of our website at http://ir.blackstone.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2023	2022
Assets
Cash and Cash Equivalents	$2,971,614	$4,252,003
Cash Held by Blackstone Funds and Other	138,181	241,712
Investments	27,339,857	27,553,251
Accounts Receivable	693,786	462,904
Due from Affiliates	4,398,333	4,146,707
Intangible Assets, Net	210,210	217,287
Goodwill	1,890,202	1,890,202
Other Assets	972,069	800,458
Right-of-Use Assets	864,691	896,981
Deferred Tax Assets	2,184,880	2,062,722

Total Assets	$41,663,823	$42,524,227

Liabilities and Equity
Loans Payable	$12,111,377	$12,349,584
Due to Affiliates	2,188,224	2,118,481
Accrued Compensation and Benefits	5,983,137	6,101,801
Operating Lease Liabilities	981,616	1,021,454
Accounts Payable, Accrued Expenses and Other Liabilities	1,588,748	1,251,840

Total Liabilities	22,853,102	22,843,160

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,349,060	1,715,006

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (718,442,863 shares issued and outstanding as of September 30, 2023; 710,276,923 shares issued and outstanding as of December 31, 2022)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Additional Paid-in-Capital	6,057,065	5,935,273
Retained Earnings	1,114,009	1,748,106
Accumulated Other Comprehensive Loss	(38,258)	(27,475)

Total Stockholders’ Equity of Blackstone Inc.	7,132,823	7,655,911
Non-Controlling Interests in Consolidated Entities	5,174,473	5,056,480
Non-Controlling Interests in Blackstone Holdings	5,154,365	5,253,670

Total Equity	17,461,661	17,966,061

Total Liabilities and Equity	$41,663,823	$42,524,227

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

	September 30,	December 31,
	2023	2022
Assets
Cash Held by Blackstone Funds and Other	$138,181	$241,712
Investments	5,224,104	5,136,542
Accounts Receivable	6,732	55,223
Due from Affiliates	8,185	7,152
Other Assets	358	2,159

Total Assets	$5,377,560	$5,442,788

Liabilities
Loans Payable	$1,589,649	$1,450,000
Due to Affiliates	94,807	82,345
Accounts Payable, Accrued Expenses and Other Liabilities	171,887	25,858

Total Liabilities	$1,856,343	$1,558,203

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Management and Advisory Fees, Net	$1,655,443	$1,617,754	$5,023,128	$4,654,877

Incentive Fees	158,801	110,776	454,754	314,863

Investment Income (Loss)
Performance Allocations
Realized	453,690	725,888	1,602,668	4,946,043
Unrealized	(63,204)	(771,637)	(708,021)	(2,946,255)
Principal Investments
Realized	94,313	193,228	257,206	743,493
Unrealized	69,340	(1,069,697)	(257,988)	(1,496,226)

Total Investment Income (Loss)	554,139	(922,218)	893,865	1,247,055

Interest and Dividend Revenue	109,133	52,420	348,123	168,980
Other	63,769	199,382	17,951	427,839

Total Revenues	2,541,285	1,058,114	6,737,821	6,813,614

Expenses
Compensation and Benefits
Compensation	700,268	600,273	2,153,570	1,942,790
Incentive Fee Compensation	65,432	50,355	192,940	136,737
Performance Allocations Compensation
Realized	168,620	313,930	670,610	2,067,447
Unrealized	11,866	(359,590)	(247,228)	(1,273,849)

Total Compensation and Benefits	946,186	604,968	2,769,892	2,873,125
General, Administrative and Other	279,186	270,369	827,614	800,331
Interest Expense	110,599	80,507	323,136	216,896
Fund Expenses	38,934	5,517	118,918	12,144

Total Expenses	1,374,905	961,361	4,039,560	3,902,496

Other Income (Loss)
Change in Tax Receivable Agreement Liability	—	—	1,887	748
Net Gains (Losses) from Fund Investment Activities	(49,078)	1,178	102,486	(52,272)

Total Other Income (Loss)	(49,078)	1,178	104,373	(51,524)

Income Before Provision for Taxes	1,117,302	97,931	2,802,634	2,859,594
Provision for Taxes	196,560	94,231	467,504	614,026

Net Income	920,742	3,700	2,335,130	2,245,568
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(92,577)	25,773	(81,589)	56,700
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	20,716	(62,093)	185,021	(62,425)
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	440,609	37,724	992,618	1,061,516

Net Income Attributable to Blackstone Inc.	$551,994	$2,296	$1,239,080	$1,189,777

Net Income Per Share of Common Stock
Basic	$0.73	$—	$1.64	$1.61

Diluted	$0.73	$—	$1.64	$1.61

Weighted-Average Shares of Common Stock Outstanding
Basic	757,958,602	742,345,646	754,211,390	739,963,370

Diluted	758,046,096	742,495,532	754,456,326	740,272,247

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income	$920,742	$3,700	$2,335,130	$2,245,568
Other Comprehensive Loss, Currency Translation Adjustment	(67,046)	(156,610)	(20,754)	(226,076)

Comprehensive Income (Loss)	853,696	(152,910)	2,314,376	2,019,492

Less:
Comprehensive Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(129,432)	(76,820)	(84,903)	(78,623)
Comprehensive Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	20,716	(62,093)	185,021	(62,425)
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	431,471	16,282	985,961	1,025,937

Comprehensive Income (Loss) Attributable to Non-Controlling Interests	322,755	(122,631)	1,086,079	884,889

Comprehensive Income (Loss) Attributable to Blackstone Inc.	$530,941	$(30,279)	$1,228,297	$1,134,603

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at June 30, 2023	713,551,859	$7	$6,076,367	$1,160,278	$(17,205)	$7,219,447	$5,174,961	$5,069,722	$17,464,130	$1,626,349
Net Income (Loss)	—	—	—	551,994	—	551,994	20,716	440,609	1,013,319	(92,577)
Currency Translation Adjustment	—	—	—	—	(21,053)	(21,053)	—	(9,138)	(30,191)	(36,855)
Capital Contributions	—	—	—	—	—	—	156,074	2,425	158,499	48,560
Capital Distributions	—	—	—	(598,263)	—	(598,263)	(177,001)	(443,207)	(1,218,471)	(196,417)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(277)	—	(277)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	2,938	—	—	2,938	—	—	2,938	—
Equity-Based Compensation	—	—	149,843	—	—	149,843	—	97,040	246,883	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	4,759,543	—	(40,897)	—	—	(40,897)	—	—	(40,897)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(1,318,175)	—	(134,272)	—	—	(134,272)	—	—	(134,272)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(12,858)	—	—	(12,858)	—	12,858	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,449,636	—	15,944	—	—	15,944	—	(15,944)	—	—

Balance at September 30, 2023	718,442,863	$7	$6,057,065	$1,114,009	$(38,258)	$7,132,823	$5,174,473	$5,154,365	$17,461,661	$1,349,060

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2022	710,276,923	$7	$5,935,273	$1,748,106	$(27,475)	$7,655,911	$5,056,480	$5,253,670	$17,966,061	$1,715,006
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	—	—	—	(53,713)
Net Income (Loss)	—	—	—	1,239,080	—	1,239,080	185,021	992,618	2,416,719	(81,589)
Currency Translation Adjustment	—	—	—	—	(10,783)	(10,783)	—	(6,657)	(17,440)	(3,314)
Capital Contributions	—	—	—	—	—	—	463,377	7,284	470,661	140,840
Capital Distributions	—	—	—	(1,873,177)	—	(1,873,177)	(527,333)	(1,363,233)	(3,763,743)	(368,170)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(3,072)	—	(3,072)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	6,857	—	—	6,857	—	—	6,857	—
Equity-Based Compensation	—	—	460,615	—	—	460,615	—	299,404	760,019	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	7,432,747	—	(63,998)	—	—	(63,998)	—	—	(63,998)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,318,175)	—	(310,403)	—	—	(310,403)	—	—	(310,403)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(15,867)	—	—	(15,867)	—	15,867	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	4,051,368	—	44,588	—	—	44,588	—	(44,588)	—	—

Balance at September 30, 2023	718,442,863	$7	$6,057,065	$1,114,009	$(38,258)	$7,132,823	$5,174,473	$5,154,365	$17,461,661	$1,349,060

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net Income	$2,335,130	$2,245,568
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(2,171,161)	(5,869,897)
Changes in Unrealized Losses on Investments	236,161	1,712,735
Non-Cash Performance Allocations	708,021	2,946,255
Non-Cash Performance Allocations and Incentive Fee Compensation	612,097	914,965
Equity-Based Compensation Expense	797,762	636,454
Amortization of Intangibles	31,073	52,288
Other Non-Cash Amounts Included in Net Income	(691,415)	(923,678)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities	—	31,791
Cash Relinquished with Deconsolidation of Fund Entities	(113,588)	—
Accounts Receivable	(236,453)	(190,786)
Due from Affiliates	101,157	661,934
Other Assets	(44,728)	(142,410)
Accrued Compensation and Benefits	(510,514)	(1,562,779)
Accounts Payable, Accrued Expenses and Other Liabilities	88,010	404,867
Due to Affiliates	(3,955)	93,669
Investments Purchased	(2,437,975)	(3,783,564)
Cash Proceeds from Sale of Investments	4,461,596	8,393,706

Net Cash Provided by Operating Activities	3,161,218	5,621,118

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(192,904)	(186,783)
Net Cash Paid for Acquisitions, Net of Cash Acquired	(5,420)	—

Net Cash Used in Investing Activities	(198,324)	(186,783)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(795,554)	(969,606)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	591,547	989,963
Payments Under Tax Receivable Agreement	(64,634)	(46,880)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(374,401)	(461,759)
Proceeds from Loans Payable	—	2,036,264

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2023	2022
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(469,460)	$(250,101)
Dividends/Distributions to Stockholders and Unitholders	(3,229,127)	(5,330,882)

Net Cash Used in Financing Activities	(4,341,629)	(4,033,001)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(5,185)	(26,705)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	(1,383,920)	1,374,629
Beginning of Period	4,493,715	2,199,732

End of Period	$3,109,795	$3,574,361

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$292,525	$221,155

Payments for Income Taxes	$460,531	$604,137

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$18,566	$14,410

Non-Cash Distributions to Non-Controlling Interest Holders	$(107,232)	$—

Notes Issuance Costs	$—	$18,423

Transfer of Interests to Non-Controlling Interest Holders	$(3,072)	$3,764

Change in Blackstone Inc.’s Ownership Interest	$(15,867)	$28,846

Net Settlement of Vested Common Stock	$617,197	$364,976

Conversion of Blackstone Holdings Units to Common Stock	$44,588	$45,582

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(98,627)	$(102,947)

Due to Affiliates	$91,770	$89,856

Equity	$6,857	$13,091

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated
Sta
tements of Financial Condition:

	September 30,	December 31,
	2023	2022
Cash and Cash Equivalents	$2,971,614	$4,252,003
Cash Held by Blackstone Funds and Other	138,181	241,712

	$3,109,795	$4,493,715

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
government and agency securities, asset-backed securities and corporate debt, represent collateralized financing transactions. Such transactions are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition at their contractual amounts and include accrued interest. The carrying value of reverse repurchase and repurchase agreements approximates fair value.
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
Securities Sold, Not Yet Purchased are recorded at fair value within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.
3. Intangible Assets
Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2023	2022
Finite-Lived Intangible Assets/Contractual Rights	$1,769,372	$1,745,376
Accumulated Amortization	(1,559,162)	(1,528,089)

Intangible Assets, Net	$210,210	$217,287

Amortization expense associated with Blackstone’s intangible assets was $9.0 million and $31.1 million for the three and nine month periods ended September 30, 2023, respectively, and $14.9 million and $52.3 million for the three and nine month periods ended September 30, 2022, respectively.
Amortization of Intangible Assets held at September 30, 2023 is expected to be $40.1 million, $35.9 million, $35.9 million, $35.7 million, and $34.6 million for each of the years ending December 31, 2023, 2024, 2025, 2026, and 2027, respectively. Blackstone’s Intangible Assets as of September 30, 2023 are expected to amortize over a weighted-average period of 6.4 years.
4. Investments
Investments consist of the following:

	September 30,	December 31,
	2023	2022
Investments of Consolidated Blackstone Funds	$5,224,104	$5,136,966
Equity Method Investments
Partnership Investments	5,588,222	5,530,419
Accrued Performance Allocations	11,606,901	12,360,684
Corporate Treasury Investments	763,515	1,053,540
Other Investments	4,157,115	3,471,642

	$27,339,857	$27,553,251

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $266.3 million and $393.9 million at September 30, 2023 and December 31, 2022, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Realized Gains (Losses)	$(2,624)	$17,083	$18,184	$128,952
Net Change in Unrealized Gains (Losses)	(19,145)	(30,603)	21,805	(216,198)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(21,769)	(13,520)	39,989	(87,246)
Interest and Dividend Revenue and Foreign Exchange Gains Attributable to Consolidated Blackstone Funds	(27,309)	14,698	62,497	34,974

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$(49,078)	$1,178	$102,486	$(52,272)

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2023 and 2022, no individual equity method investment held by Blackstone met the significance criteria.
Partnership Investments
Blackstone recognized net gains (losses) related to its Partnership Investments accounted for under the equity method of $48.1 million and $19.8 million for the three months ended September 30, 2023 and 2022, respectively. Blackstone recognized net gains (losses) related to its equity method investments of $208.6 million and $217.4 million for the nine months ended September 30, 2023 and 2022, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Credit &	Hedge Fund
	Estate	Equity	Insurance	Solutions	Total
Accrued Performance Allocations, December 31, 2022	$5,334,117	$6,037,575	$569,898	$419,094	$12,360,684
Performance Allocations as a Result of Changes in Fund Fair Values	(771,235)	1,441,800	169,754	85,859	926,178
Foreign Exchange Loss	(512)	—	—	—	(512)
Fund Distributions	(686,861)	(701,561)	(204,937)	(86,090)	(1,679,449)

Accrued Performance Allocations, September 30, 2023	$3,875,509	$6,777,814	$534,715	$418,863	$11,606,901

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Realized Losses	$(2,283)	$(2,857)	$(2,206)	$(23,474)
Net Change in Unrealized Gains (Losses)	(7,425)	(16,196)	1,161	(63,779)

	$(9,708)	$(19,053)	$(1,045)	$(87,253)

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity securities carried at fair value include the ownership of common stock of Corebridge Financial, Inc., formerly known as American International Group, Inc.’s Life and Retirement business (“Corebridge”). Such common stock is subject to certain phased lock-up
restrictions that expire over time through five years after the initial public offering (“IPO”) of Corebridge. Equity investments without a readily determinable fair value had a carrying value of $380.2 million as of September 30, 2023. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Realized Gains (Losses)	$2,305	$83,269	$(13,880)	$200,610
Net Change in Unrealized Gains (Losses)	149,851	(970,654)	(5,334)	(1,121,924)

	$152,156	$(887,385)	$(19,214)	$(921,314)

5. Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of September 30, 2023 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Equity	$447,923	(b)	(b)
Real Estate	115,850	(c)	(c)
Credit Driven	5,758	(d)	(d)
Commodities	1,038	(e)	(e)
Diversified Instruments	16	(f)	(f)

	$570,585

(a)	As of September 30, 2023, Blackstone had no unfunded commitments.
(b)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 39% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 61% of the fair value of the investments in this category are redeemable as of the reporting date.

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

	September 30, 2023				December 31, 2022
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$768,990	$213,737	$604,200	$119,274	$789,540	$188,043	$621,700	$83,331
Foreign Currency Contracts	140,256	3,328	427,596	10,042	541,238	8,040	190,774	3,542
Credit Default Swaps	3,108	589	3,748	616	2,007	384	8,768	1,309
Total Return Swaps	31,916	4,349	—	—	42,233	6,210	—	—
Equity Options	—	—	1,155,320	260,167	—	—	996,592	48,581

	944,270	222,003	2,190,864	390,099	1,375,018	202,677	1,817,834	136,763

Investments of Consolidated Blackstone Funds
Interest Rate Contracts	819,679	73,120	—	—	931,752	74,926	—	—
Foreign Currency Contracts	—	—	—	—	—	—	5,133	284

	819,679	73,120	—	—	931,752	74,926	5,133	284

	$1,763,949	$295,123	$2,190,864	$390,099	$2,306,770	$277,603	$1,822,967	$137,047

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$2,213	$7,740	$2,360	$13,018
Foreign Currency Contracts	(3,072)	(2,206)	6,951	(6,981)
Credit Default Swaps	—	(115)	(413)	13
Total Return Swaps	3,436	—	14,461	—

	2,577	5,419	23,359	6,050

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	(3,148)	113,623	(371)	221,300
Foreign Currency Contracts	(3,375)	(22,626)	(11,213)	(25,232)
Credit Default Swaps	2	131	366	(289)
Total Return Swaps	884	526	(1,293)	526
Equity Options	(38,710)	—	(211,586)	—

	(44,347)	91,654	(224,097)	196,305

	$(41,770)	$97,073	$(200,738)	$202,355

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of September 30, 2023 and December 31, 2022, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.
7.  Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30,	December 31,
	2023	2022
Assets
Loans and Receivables	$79,339	$315,039
Equity and Preferred Securities	2,530,474	1,868,192
Debt Securities	63,776	24,784
Assets of Consolidated CLO Vehicles
Corporate Loans	189,111	—

	$2,862,700	$2,208,015

Liabilities
CLO Notes Payable	$225,396	$—
Corporate Treasury Commitments	1,558	8,144

	$226,954	$8,144

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2023		2022
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(520)	$406	$(3,246)	$1,050
Equity and Preferred Securities	406	11,538	3,719	(45,301)
Debt Securities	—	(904)	(5,056)	(4,418)
Assets of Consolidated CLO Vehicles
Corporate Loans	47	703	—	—

	$(67)	$11,743	$(4,583)	$(48,669)

Liabilities
CLO Notes Payable	$—	$(907)	$—	$—
Corporate Treasury Commitments	—	2,213	—	(1,175)

	$—	$1,306	$—	$(1,175)

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Nine Months Ended September 30,
	2023		2022
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(6,515)	$4,330	$(6,663)	$(4,309)
Equity and Preferred Securities	(776)	(6,763)	16,020	(58,239)
Debt Securities	—	(3,611)	(9,423)	(32,627)
Assets of Consolidated CLO Vehicles
Corporate Loans	(6,152)	5,335	—	—

	$(13,443)	$(709)	$(66)	$(95,175)

Liabilities
CLO Notes Payable	$—	$16	$—	$—
Corporate Treasury Commitments	—	6,586	—	(9,236)

	$—	$6,602	$—	$(9,236)

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2023			December 31, 2022
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	(Deficiency)		Excess	(Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$(466)	$—	$—	$(2,861)	$—	$—
Debt Securities	(54,292)	—	—	(48,670)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(7,303)	1,338	—	—	—	—

	$(62,061)	$1,338	$—	$(51,531)	$—	$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of September 30, 2023 and December 31, 2022, no Loans and Receivable
s for
which the fair value option was elected were past due or in
non-accrual
status. As of September 30, 2023, there were two Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected that was past due but was not in non-accrual
status. As of December 31, 2022, no Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected were past due or in non-accrual
status.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.  Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2023
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$127,047	$—	$—	$—	$127,047

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	7,855	130,881	4,237,717	563,773	4,940,226
Debt Instruments	—	199,567	11,191	—	210,758
Freestanding Derivatives	—	73,120	—	—	73,120

Total Investments of Consolidated Blackstone Funds	7,855	403,568	4,248,908	563,773	5,224,104
Corporate Treasury Investments	76,838	678,552	8,125	—	763,515
Other Investments	1,458,415	2,247,894	70,191	6,812	3,783,312

Total Investments	1,543,108	3,330,014	4,327,224	570,585	9,770,931

Accounts Receivable - Loans and Receivables	—	—	79,339	—	79,339

Other Assets - Freestanding Derivatives	754	216,900	4,349	—	222,003

	$1,670,909	$3,546,914	$4,410,912	$570,585	$10,199,320

Liabilities
Loans Payable - CLO Notes Payable	$—	$225,396	$—	$—	$225,396

Accounts Payable, Accrued Expenses and Other Liabilities
Freestanding Derivatives (b)	49	129,883	260,167	—	390,099
Contingent Consideration (c)	—	—	800	—	800
Corporate Treasury Commitments (d)	—	—	1,558	—	1,558
Securities Sold, Not Yet Purchased	3,789	—	—	—	3,789

Total Accounts Payable, Accrued Expenses and Other Liabilities	3,838	129,883	262,525	—	396,246

	$3,838	$355,279	$262,525	$—	$621,642

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2022
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$1,134,733	$—	$—	$—	$1,134,733

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	12,024	149,689	4,195,859	596,708	4,954,280
Debt Instruments	—	53,787	53,973	—	107,760
Freestanding Derivatives	—	74,926	—	—	74,926

Total Investments of Consolidated Blackstone Funds	12,024	278,402	4,249,832	596,708	5,136,966
Corporate Treasury Investments	116,266	931,406	5,868	—	1,053,540
Other Investments	1,473,611	1,597,696	51,155	5,985	3,128,447

Total Investments	1,601,901	2,807,504	4,306,855	602,693	9,318,953

Accounts Receivable - Loans and Receivables	—	—	315,039	—	315,039

Other Assets - Freestanding Derivatives	279	196,188	6,210	—	202,677

	$2,736,913	$3,003,692	$4,628,104	$602,693	$10,971,402

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	$—	$284	$—	$—	$284
Freestanding Derivatives (b)	21	88,161	48,581	—	136,763
Corporate Treasury Commitments (d)	—	—	8,144	—	8,144
Securities Sold, Not Yet Purchased	3,825	—	—	—	3,825

Total Accounts Payable, Accrued Expenses and Other Liabilities	3,846	88,445	56,725	—	149,016

	$3,846	$88,445	$56,725	$—	$149,016

LLC Limited Liability Company.
(a)	Equity Securities, Partnership and LLC Interest includes investments in investment funds.
(b)	Level III freestanding derivatives are valued using an option pricing model where the significant inputs include the expected return and expected volatility.
(c)	Level III contingent consideration liabilities are valued using a discounted cash flow model where the significant inputs include the discount rates.
(d)	Corporate Treasury Commitments are measured using third party pricing.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2023. Consistent with presentation in these Notes to Condensed Consolidated Financial Statements, this table presents the Level III Investments only of Consolidated Blackstone Funds and therefore does not reflect any other Blackstone Funds.

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$4,237,717	Discounted Cash Flows	Discount Rate	2.5% - 36.0%	7.9%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	14.9x	Higher
			Exit Capitalization Rate	1.6% - 13.0%	5.0%	Lower
		Transaction Price	n/a
Debt Instruments	11,191	Other	n/a

Total Investments of Consolidated Blackstone Funds	4,248,908
Corporate Treasury Investments	8,125	Third Party Pricing	n/a
Loans and Receivables	79,339	Discounted Cash Flows	Discount Rate	10.1% - 12.4%	10.7%	Lower
Other Investments (b)	74,540	Third Party Pricing	n/a

	$4,410,912

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2022:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$4,195,859	Discounted Cash Flows	Discount Rate	4.1% - 34.5%	8.8%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	14.7x	Higher
			Exit Capitalization Rate	2.6% - 14.4%	4.7%	Lower
		Transaction Price	n/a
Debt Instruments	53,973	Transaction Price	n/a
		Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	4,249,832
Corporate Treasury Investments	5,868	Third Party Pricing	n/a
Loans and Receivables	315,039	Discounted Cash Flows	Discount Rate	7.6% - 11.5%	9.8%	Lower
Other Investments (b)	57,365	Transaction Price	n/a
		Third Party Pricing	n/a

	$4,628,104

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of September 30, 2023 and December 31, 2022, Other Investments includes Level III Freestanding Derivatives.
For the nine months ended September 30, 2023, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2023				2022
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$4,439,851	$76,861	$73,612	$4,590,324	$2,791,812	$534,105	$38,603	$3,364,520
Transfer Into Level III (b)	12,858	—	—	12,858	2,466	—	1,610	4,076
Transfer Out of Level III (b)	(11,544)	—	(649)	(12,193)	(6,293)	—	(4,043)	(10,336)
Purchases	43,208	28,823	4,913	76,944	195,133	229,502	1,124	425,759
Sales	(51,735)	(23,312)	(1,573)	(76,620)	(2,280)	(217,173)	(51)	(219,504)
Issuances	—	—	—	—	—	6,437	—	6,437
Settlements (c)	—	(4,117)	(3,389)	(7,506)	—	(12,688)	566	(12,122)
Changes in Gains (Losses) Included in Earnings	(183,730)	1,084	3,332	(179,314)	(158,059)	3,214	1,577	(153,268)

Balance, End of Period	$4,248,908	$79,339	$76,246	$4,404,493	$2,822,779	$543,397	$39,386	$3,405,562

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(88,307)	$(52)	$(1,891)	$(90,250)	$(53,588)	$(3,010)	$1,591	$(55,007)

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2023				2022
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$4,249,832	$315,039	$30,971	$4,595,842	$1,200,315	$392,732	$43,987	$1,637,034
Transfer In Due to Consolidation and Acquisition	—	—	—	—	1,535,171	—	—	1,535,171
Transfer Out Due to Deconsolidation	(3,837)	—	—	(3,837)	—	—	—	—
Transfer Into Level III (b)	26,856	—	898	27,754	2,518	—	2,517	5,035
Transfer Out of Level III (b)	(16,608)	—	(3,374)	(19,982)	(111,824)	—	(4,043)	(115,867)
Purchases	214,076	200,791	56,589	471,456	522,941	674,286	8,622	1,205,849
Sales	(173,442)	(459,825)	(3,258)	(636,525)	(169,710)	(522,198)	(2,864)	(694,772)
Issuances	—	57,008	—	57,008	—	30,336	—	30,336
Settlements (c)	—	(57,205)	(8,086)	(65,291)	—	(34,706)	566	(34,140)
Changes in Gains (Losses) Included in Earnings	(47,969)	23,531	2,506	(21,932)	(156,632)	2,947	(9,399)	(163,084)

Balance, End of Period	$4,248,908	$79,339	$76,246	$4,404,493	$2,822,779	$543,397	$39,386	$3,405,562

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(48,875)	$2,391	$2,869	$(43,615)	$(41,596)	$(10,940)	$(9,476)	$(62,012)

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

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
non-consolidated
VIEs were as follows:

	September 30,	December 31,
	2023	2022
Investments	$3,286,386	$3,326,669
Due from Affiliates	184,778	189,240
Potential Clawback Obligation	72,058	384,926

Maximum Exposure to Loss	$3,543,222	$3,900,835

Amounts Due to Non-Consolidated VIEs	$24	$6

10. Repurchase Agreements
At September 30, 2023, Blackstone had no Repurchase Agreements and hence no pledge
d
securities or cash. At December 31, 2022, Blackstone pledged securities with a carrying value of $89.9 million and cash to collateralize its repurchase agreements. Such securities can be repledged, delivered or otherwise used by the counterparty.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table provides information regarding Blackstone’s Repurchase
Agreements
obligation by type of collateral pledged as of December 31, 2022. At September 30, 2023, Blackstone had no Repurchase Agreements and hence no collateral outstanding.

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

11. Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of September 30, 2023 and December 31, 2022:

September 30, 2023
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$295,123	$194,042	$86,991	$14,090

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

September 30, 2023
Gross and Net
Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$129,931	$120,633	$616	$8,682
Repurchase Agreements	—	—	—	—

	$129,931	$120,633	$616	$8,682

December 31, 2022
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$277,603	$165,897	$96,436	$15,270

	December 31, 2022
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$88,182	$85,366	$1,345	$1,471
Repurchase Agreements	89,944	89,944	—	—

	$178,126	$175,310	$1,345	$1,471

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Repurchase Agreements and Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition.
The following table presents the components of Other Assets:

	September 30,	December 31,
	2023	2022
Furniture, Equipment and Leasehold Improvements	$908,676	$748,334
Less: Accumulated Depreciation	(372,231)	(336,621)

Furniture, Equipment and Leasehold Improvements, Net	536,445	411,713
Prepaid Expenses	190,392	165,079
Freestanding Derivatives	222,003	202,677
Other	23,229	20,989

	$972,069	$800,458

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2023, the aggregate cash balance on deposit relating to the cash pooling arrangements was $995.4 million, which was offset and reported net of the accompanying overdraft of $995.3 million.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

12. Borrowings
The following table presents each of Blackstone’s borrowings as of September 30, 2023 and December 31, 2022, as well as their carrying value and fair value. The borrowings are included in Loans Pa ya
ble within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone’s indirect subsidiary, Blackstone Holdings Finance Co. L.L.C. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis. The Secured Borrowings were issued at par, accrue interest from the issue date thereof and pay interest in arrears on a quarterly basis. CLO Notes Payable pay interest in arrears on a quarterly basis.

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
Description	Value	Value	Value	Value
Blackstone Operating Borrowings
Senior Notes (a)
4.750%, Due 2/15/2023	$—	$—	$399,838	$399,776
2.000%, Due 5/19/2025	321,745	305,197	325,292	305,754
1.000%, Due 10/5/2026	635,870	578,320	642,968	568,525
3.150%, Due 10/2/2027	298,381	272,340	298,101	271,284
5.900%, Due 11/3/2027	595,147	600,144	594,381	606,450
1.625%, Due 8/5/2028	645,167	536,621	644,456	530,933
1.500%, Due 4/10/2029	638,389	543,816	645,819	532,043
2.500%, Due 1/10/2030	493,328	407,660	492,604	405,965
1.600%, Due 3/30/2031	496,332	363,495	495,990	365,380
2.000%, Due 1/30/2032	788,978	585,423	788,082	589,407
2.550%, Due 3/30/2032	495,553	380,395	495,207	390,370
6.200%, Due 4/22/2033	891,740	896,382	891,277	907,965
3.500%, Due 6/1/2034	499,022	459,952	504,695	452,934
6.250%, Due 8/15/2042	239,385	229,193	239,176	251,480
5.000%, Due 6/15/2044	489,906	408,990	489,704	441,355
4.450%, Due 7/15/2045	344,655	260,946	344,549	287,242
4.000%, Due 10/2/2047	291,095	205,593	290,935	227,946
3.500%, Due 9/10/2049	392,391	252,984	392,259	275,588
2.800%, Due 9/30/2050	394,067	217,988	393,958	237,552
2.850%, Due 8/5/2051	543,278	304,695	543,162	323,527
3.200%, Due 1/30/2052	987,333	599,690	987,131	646,880

	10,481,762	8,409,824	10,899,584	9,018,356
Other (b)
Secured Borrowing, Due 10/27/2033	19,966	19,966	—	—
Secured Borrowing, Due 1/29/2035	20,000	20,000	—	—

	10,521,728	8,449,790	10,899,584	9,018,356

Borrowings of Consolidated Blackstone Funds
Blackstone Fund Facilities (c)	1,364,253	1,364,253	1,450,000	1,450,000
CLO Notes Payable (d)	225,396	225,396	—	—

	1,589,649	1,589,649	1,450,000	1,450,000

	$12,111,377	$10,039,439	$12,349,584	$10,468,356

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(b)
The Secured Borrowing, Due 10/27/2033 has an interest rate of 7.66% and the Secured Borrowing, Due 1/29/2035 has an interest rate of 3.72%. Principal on these borrowings will be paid over the term with repayment amounts dependent on the performance of the underlying assets securing each borrowing.

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

(d)	CLO Notes Payable are due 10/15/2029 and have an effective interest rate of 7.90% as of September 30, 2023.
Scheduled principal payments for borrowings as of September 30, 2023 were as follows:

	Blackstone	Borrowings of
	Operating Borrowings	Consolidated Blackstone Funds	Total Borrowings
2023	$34	$—	$34
2024	—	—	—
2025	325,413	—	325,413
2026	640,427	—	640,427
2027	911,572	—	911,572
Thereafter	8,777,120	1,685,566	10,462,686

	$10,654,566	$1,685,566	$12,340,132

13.  Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of September 30, 2023, Blackstone had no material valuation allowance recorded against deferred tax assets.
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
As of September 30, 2023, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

Jurisdiction	Year
Federal	2019
New York City	2009
New York State	2016
United Kingdom	2011

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

14. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and nine months ended September 30, 2023 and 2022 was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$551,994	$2,296	$1,239,080	$1,189,777

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	757,958,602	742,345,646	754,211,390	739,963,370
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	87,494	149,886	244,936	308,877

Weighted-Average Shares of Common Stock Outstanding, Diluted	758,046,096	742,495,532	754,456,326	740,272,247

Net Income Per Share of Common Stock
Basic	$0.73	$—	$1.64	$1.61

Diluted	$0.73	$—	$1.64	$1.61

Dividends Declared Per Share of Common Stock (a)	$0.79	$1.27	$2.52	$4.04

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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
non-controlling
interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted-Average Blackstone Holdings Partnership Units	460,160,593	465,522,745	461,549,778	466,703,389

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
During the three and nine months ended September 30, 2023, Blackstone repurchased 1.3 million and 3.3 million shares of common stock at a total cost of $134.3 million and $310.4 million, respectively. During the three and nine months ended September 30, 2022, Blackstone repurchased 2.0 million and 3.9 million shares of common stock at a total cost of $196.6 million and $392.0 million, respectively. As of September 30, 2023, the amount remaining available for repurchases under the program was $797.6 million.
Shares Eligible for Dividends and Distributions
As of September 30, 2023, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	718,442,863
Unvested Participating Common Stock	39,338,248

Total Participating Common Stock	757,781,111
Participating Blackstone Holdings Partnership Units	459,651,045

1,217,432,156

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
For the three and nine months ended September 30, 2023, Blackstone recorded compensation expense of $260.0 million and $797.8 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $49.1 million and $132.2 million, respectively. For the three and nine months ended September 30, 2022, Blackstone recorded compensation expense of $206.6 million and $636.5 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $54.6 million and $127.5 million, respectively.
As of September 30, 2023, there was $2.2 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.4 years.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,217,472,540 as of September 30, 2023. Total outstanding phantom shares were 94,466 as of September 30, 2023.
A summary of the status of Blackstone’s unvested equity-based awards as of September 30, 2023 and of changes during the period January 1, 2023 through September 30, 2023 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2022	11,029,996	$38.02	31,001,563	$82.94	48,886	$85.04
Granted	—	—	15,541,313	85.15	69,267	93.20
Vested	(5,974,487)	37.49	(8,362,042)	73.81	(10,204)	99.50
Forfeited	(48,299)	42.65	(602,684)	89.92	(18,866)	68.63

Balance, September 30, 2023	5,007,210	$38.69	37,578,150	$85.82	89,083	$104.62

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of September 30, 2023, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	4,916,949	1.1
Deferred Restricted Shares of Common Stock	32,867,925	3.1

Total Equity-Based Awards	37,784,874	2.9

Phantom Shares	73,413	3.2

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

16. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	September 30,	December 31,
	2023	2022
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,555,322	$3,344,813
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	764,012	741,319
Accrual for Potential Clawback of Previously Distributed Performance Allocations	78,999	60,575

	$4,398,333	$4,146,707

	September 30,	December 31,
	2023	2022
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,628,268	$1,602,933
Due to Non-Consolidated Entities	106,972	157,982
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	230,713	198,875
Accrual for Potential Repayment of Previously Received Performance Allocations	222,271	158,691

	$2,188,224	$2,118,481

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of September 30, 2023 and December 31, 2022, such investments aggregated $1.7 billion and $1.6 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $13.4 million and $(10.0) million for the three months ended September 30, 2023 and 2022, respectively, and $67.8 million and $(20.4) million for the nine months ended September 30, 2023 and 2022, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2023. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”

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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.6 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $510.0 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

17. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $4.8 billion of investment commitments as of September 30, 2023 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $173.6 million as of September 30, 2023, which includes $59.2 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $22.5 million as of September 30, 2023.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to The Blackstone Group International Partners LLP. The amount guaranteed as of September 30, 2023 was $75.2 million.
Strategic Ventures
In December 2022 and January 2023, Blackstone entered into
long-term
strategic ventures with the Regents of the University of California (“UC Investments”), an institutional investor that subscribed for $4.5 billion of BREIT Class I shares during the three months ended March 31, 2023. The strategic ventures between Blackstone and UC Investments provide a waterfall structure with UC Investments receiving an 11.25% target annualized net return on its $4.5 billion investment in BREIT shares and upside from its investment. This target return, while not guaranteed, is supported by a pledge by Blackstone of $1.1 billion of its holdings in BREIT as of the subscription dates,
including any appreciation or dividends received by Blackstone in respect thereof. Pursuant to the strategic venture, Blackstone is entitled to receive an incremental 5% cash payment from UC Investments on any returns received in excess of the target return. An asset or liability is recognized based on fair value with the maximum potential future obligation capped at the fair value of the assets pledged by Blackstone in connection with the above arrangements. As of September 30, 2023, the fair value of the assets pledged was $1.2 billion and the total liability recognized was $260.2 million.
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
Over the objection of the Blackstone Defendants and others, in December 2020, the Circuit Court permitted the Attorney General of the Commonwealth of Kentucky (the “AG”) to intervene in the Mayberry Action. In December 2022, the Mayberry Action was stayed pending resolution of an interlocutory appeal in which the Blackstone Defendants and others argued that the Circuit Court did not have jurisdiction to continue the Mayberry Action after the ruling of the Kentucky Supreme Court. In April 2023, the Kentucky Court of Appeals agreed with the defendants’ position, holding that the Circuit Court exceeded its authority in permitting the AG’s intervention despite the Kentucky Supreme Court’s instruction to dismiss. Accordingly, the Kentucky Court of Appeals vacated all orders entered by the Circuit Court other than the order dismissing the original derivative complaint in the Mayberry Action. In July 2023, the AG filed a motion for discretionary review of the Court of Appeals’ decision by the Kentucky Supreme Court, which is pending. Additionally, around the time the AG moved to intervene in 2020, the AG separately filed an additional back-up
complaint asserting substantially identical claims against
largely the same defendants as the Mayberry Action, including Stephen A. Schwarzman, J. Tomilson Hill and Blackstone Inc. (the “July 2020 Action”). The AG did not pursue the July 2020 Action until August 2023, when the AG served a substantially identical amended complaint which, in September 2023, the named defendants moved to dismiss. Concurrently, out of an abundance of caution, BLP filed a motion to dismiss and a motion to strike references to BLP as a purported defendant, even though the July 2020 Action, as amended, does not name BLP as a defendant. We believe that the July 2020 Action—initiated some nine years after BLP was engaged by KRS—is even more clearly barred by the statute of limitations than the Mayberry Action.
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
In January 2021, certain former plaintiffs in the Mayberry Action filed a separate action (“Taylor I”) against the Blackstone Defendants and other defendants named in the Mayberry Action, asserting allegations substantially similar to those in the Mayberry Action, and in July 2021 they amended their complaint to add class action allegations. Defendants removed Taylor I to the U.S. District Court for the Eastern District of Kentucky, and in March 2022, the District Court stayed Taylor I pending the resolution of the AG’s suit in the Mayberry Action.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In May 2022, the presiding judge recused himself from the Mayberry Action and Taylor II, and the cases were reassigned to another judge in the Franklin County Circuit Court.
In April 2021, the AG filed an action (the “Declaratory Judgment Action”) against BLP and the other fund manager defendants from the Mayberry Action in Franklin County Circuit Court. The action sought to have certain provisions in the subscription agreements between KRS and the fund managers declared to be in violation of the Kentucky Constitution. In March 2022, the Circuit Court granted summary judgment to the AG. BLP’s appeal is currently pending.
Blackstone continues to believe that the preceding lawsuits against Blackstone are totally without merit and intends to defend them vigorously.
In July 2021, BLP filed a breach of contract action against defendants affiliated with KRS alleging that the Mayberry Action and the Declaratory Judgment Action breach the parties’ subscription agreements governing KRS’s investment with BLP. The action seeks damages, including legal fees and expenses incurred in defending against the above actions. In April 2022, the Circuit Court dismissed BLP’s complaint without prejudice to refiling, on the grounds that the action was not yet ripe for adjudication. On May 19, 2023, the Court of Appeals affirmed the Circuit Court’s dismissal, without prejudice, of BLP’s complaint on ripeness grounds. On August 7, 2023, BLP filed a motion with the Kentucky Supreme Court for discretionary review, to which defendants affiliated with KRS objected. That motion is currently pending.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	September 30, 2023			December 31, 2022
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$87,842	$54,506	$142,348	$78,644	$51,771	$130,415
Private Equity	38,384	24,235	62,619	19,279	8,569	27,848
Credit & Insurance	204	258	462	223	205	428
Hedge Fund Solutions	17,399	(557)	16,842	—	—	—

	$143,829	$78,442	$222,271	$98,146	$60,545	$158,691

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 16. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
During the nine months ended September 30, 2023, the Blackstone general partners paid an interim cash clawback obligation of $6.5 million, primarily related to a Real Estate segment fund, of which $4.2 million was paid by Blackstone Holdings and $2.3 million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2023, $1.1 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at September 30, 2023, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.3 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $5.9 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
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
Segment Distributable Earnings represents the net realized earnings of Blackstone’s segments and is the sum of Fee Related Earnings and Net Realizations for each segment. Blackstone’s segments are presented on a basis that deconsolidates Blackstone Funds, eliminates non-controlling
ownership interests in Blackstone’s consolidated operating partnerships, removes the amortization of intangible assets and removes Transaction-Related and
Non-Recurring
Items. Transaction-Related and
Non-Recurring
Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring
gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains or losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring
gains, losses or other charges that affect
period-to-period
comparability and are not reflective of Blackstone’s operational performance.
For segment reporting purposes, Segment Distributable Earnings is presented along with its major components, Fee Related Earnings and Net Realizations. Fee Related Earnings is used to assess Blackstone’s ability to generate profits from revenues that are measured and received on a recurring basis and not subject to future realization events. Net Realizations is the sum of Realized Principal Investment Income and Realized Performance Revenues less Realized Performance Compensation. Performance Allocations and Incentive Fees are presented together and referred to collectively as Performance Revenues or Performance Compensation.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Real	Private	Credit &	Hedge Fund	Total
	Estate	Equity	Insurance	Solutions	Segments
Management and Advisory Fees, Net
Base Management Fees	$697,561	$457,008	$333,828	$131,346	$1,619,743
Transaction, Advisory and Other Fees, Net	10,686	21,780	10,362	1,783	44,611
Management Fee Offsets	(7,616)	(1,982)	(898)	(18)	(10,514)

Total Management and Advisory Fees, Net	700,631	476,806	343,292	133,111	1,653,840
Fee Related Performance Revenues	127,841	—	146,710	—	274,551
Fee Related Compensation	(199,384)	(145,987)	(148,056)	(46,496)	(539,923)
Other Operating Expenses	(83,074)	(78,547)	(76,147)	(26,677)	(264,445)

Fee Related Earnings	546,014	252,272	265,799	59,938	1,124,023

Realized Performance Revenues	17,419	299,272	14,349	6,900	337,940
Realized Performance Compensation	(7,813)	(117,814)	(5,451)	(2,917)	(133,995)
Realized Principal Investment Income	1,565	22,497	29,213	2,225	55,500

Total Net Realizations	11,171	203,955	38,111	6,208	259,445

Total Segment Distributable Earnings	$557,185	$456,227	$303,910	$66,146	$1,383,468

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended September 30, 2022
	Real	Private	Credit &	Hedge Fund	Total
	Estate	Equity	Insurance	Solutions	Segments
Management and Advisory Fees, Net
Base Management Fees	$610,606	$466,474	$312,663	$138,818	$1,528,561
Transaction, Advisory and Other Fees, Net	54,342	24,313	10,629	581	89,865
Management Fee Offsets	(1,842)	(3,634)	(1,323)	(57)	(6,856)

Total Management and Advisory Fees, Net	663,106	487,153	321,969	139,342	1,611,570
Fee Related Performance Revenues	260,003	—	112,128	—	372,131
Fee Related Compensation	(239,572)	(142,381)	(135,420)	(40,895)	(558,268)
Other Operating Expenses	(74,701)	(76,138)	(68,696)	(26,599)	(246,134)

Fee Related Earnings	608,836	268,634	229,981	71,848	1,179,299

Realized Performance Revenues	142,794	309,326	12,459	4,430	469,009
Realized Performance Compensation	(33,464)	(164,531)	(4,992)	(3,237)	(206,224)
Realized Principal Investment Income	45,297	38,015	46,993	9,460	139,765

Total Net Realizations	154,627	182,810	54,460	10,653	402,550

Total Segment Distributable Earnings	$763,463	$451,444	$284,441	$82,501	$1,581,849

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of September 30, 2023 and for the nine months ended September 30, 2023 and 2022:

	September 30, 2023 and the Nine Months Then Ended
	Real	Private	Credit &	Hedge Fund	Total
	Estate	Equity	Insurance	Solutions	Segments
Management and Advisory Fees, Net
Base Management Fees	$2,112,925	$1,351,630	$995,915	$399,429	$4,859,899
Transaction, Advisory and Other Fees, Net	58,313	85,389	33,815	5,539	183,056
Management Fee Offsets	(26,380)	(4,058)	(3,055)	(49)	(33,542)

Total Management and Advisory Fees, Net	2,144,858	1,432,961	1,026,675	404,919	5,009,413
Fee Related Performance Revenues	279,888	—	409,645	—	689,533
Fee Related Compensation	(536,000)	(463,293)	(480,289)	(138,120)	(1,617,702)
Other Operating Expenses	(229,204)	(229,713)	(231,760)	(82,782)	(773,459)

Fee Related Earnings	1,659,542	739,955	724,271	184,017	3,307,785

Realized Performance Revenues	148,236	945,770	181,874	92,009	1,367,889
Realized Performance Compensation	(80,571)	(413,389)	(79,794)	(34,635)	(608,389)
Realized Principal Investment Income	3,719	59,353	15,866	12,792	91,730

Total Net Realizations	71,384	591,734	117,946	70,166	851,230

Total Segment Distributable Earnings	$1,730,926	$1,331,689	$842,217	$254,183	$4,159,015

Segment Assets	$13,683,819	$14,152,032	$6,683,449	$2,516,441	$37,035,741

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Nine Months Ended September 30, 2022
	Real	Private	Credit &	Hedge Fund	Total
	Estate	Equity	Insurance	Solutions	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,802,543	$1,321,405	$911,697	$428,941	$4,464,586
Transaction, Advisory and Other Fees, Net	141,801	64,522	27,143	5,500	238,966
Management Fee Offsets	(3,491)	(53,933)	(4,107)	(166)	(61,697)

Total Management and Advisory Fees, Net	1,940,853	1,331,994	934,733	434,275	4,641,855
Fee Related Performance Revenues	1,017,027	(648)	260,410	—	1,276,789
Fee Related Compensation	(858,307)	(446,053)	(399,799)	(145,993)	(1,850,152)
Other Operating Expenses	(229,033)	(227,115)	(189,745)	(75,849)	(721,742)

Fee Related Earnings	1,870,540	658,178	605,599	212,433	3,346,750

Realized Performance Revenues	2,943,430	882,448	122,175	40,540	3,988,593
Realized Performance Compensation	(1,154,897)	(428,614)	(54,487)	(14,320)	(1,652,318)
Realized Principal Investment Income	128,388	112,357	76,793	22,831	340,369

Total Net Realizations	1,916,921	566,191	144,481	49,051	2,676,644

Total Segment Distributable Earnings	$3,787,461	$1,224,369	$750,080	$261,484	$6,023,394

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and nine months ended September 30, 2023 and 2022 along with Total Assets as of September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Total GAAP Revenues	$2,541,285	$1,058,114	$6,737,821	$6,813,614
Less: Unrealized Performance Revenues (a)	63,209	771,637	708,146	2,946,255
Less: Unrealized Principal Investment (Income) Loss (b)	(84,780)	996,105	233,638	1,172,635
Less: Interest and Dividend Revenue (c)	(113,904)	(57,462)	(362,245)	(178,090)
Less: Other Revenue (d)	(63,748)	(198,546)	(17,850)	(427,069)
Impact of Consolidation (e)	(20,389)	23,373	(139,784)	(79,124)
Transaction-Related and Non-Recurring Items (f)	(420)	(1,264)	(3,093)	(2,714)
Intersegment Eliminations	578	518	1,932	2,099

Total Segment Revenue (g)	$2,321,831	$2,592,475	$7,158,565	$10,247,606

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Expenses
Total GAAP Expenses	$1,374,905	$961,361	$4,039,560	$3,902,496
Less: Unrealized Performance Allocations Compensation (h)	(11,866)	359,590	247,228	1,273,849
Less: Equity-Based Compensation (i)	(255,616)	(190,197)	(773,505)	(587,386)
Less: Interest Expense (j)	(110,014)	(80,312)	(321,353)	(216,339)
Impact of Consolidation (e)	(43,172)	(14,125)	(140,725)	(33,325)
Amortization of Intangibles (k)	(7,357)	(13,238)	(26,110)	(47,326)
Transaction-Related and Non-Recurring Items (f)	(6,670)	(10,511)	(20,192)	(62,435)
Administrative Fee Adjustment (l)	(2,425)	(2,460)	(7,285)	(7,421)
Intersegment Eliminations	578	518	1,932	2,099

Total Segment Expenses (m)	$938,363	$1,010,626	$2,999,550	$4,224,212

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Other Income
Total GAAP Other Income (Loss)	$(49,078)	$1,178	$104,373	$(51,524)
Impact of Consolidation (e)	49,078	(1,178)	(104,373)	51,524

Total Segment Other Income	$—	$—	$—	$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$1,117,302	$97,931	$2,802,634	$2,859,594
Less: Unrealized Performance Revenues (a)	63,209	771,637	708,146	2,946,255
Less: Unrealized Principal Investment (Income) Loss (b)	(84,780)	996,105	233,638	1,172,635
Less: Interest and Dividend Revenue (c)	(113,904)	(57,462)	(362,245)	(178,090)
Less: Other Revenue (d)	(63,748)	(198,546)	(17,850)	(427,069)
Plus: Unrealized Performance Allocations Compensation (h)	11,866	(359,590)	(247,228)	(1,273,849)
Plus: Equity-Based Compensation (i)	255,616	190,197	773,505	587,386
Plus: Interest Expense (j)	110,014	80,312	321,353	216,339
Impact of Consolidation (e)	71,861	36,320	(103,432)	5,725
Amortization of Intangibles (k)	7,357	13,238	26,110	47,326
Transaction-Related and Non-Recurring Items (f)	6,250	9,247	17,099	59,721
Administrative Fee Adjustment (l)	2,425	2,460	7,285	7,421

Total Segment Distributable Earnings	$1,383,468	$1,581,849	$4,159,015	$6,023,394

As of
September 30,
2023
Total Assets
Total GAAP Assets	$41,663,823
Impact of Consolidation (e)	(4,628,082)

Total Segment Assets	$37,035,741

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles and Transaction-Related and
Non-Recurring
Items.
(a)	This adjustment removes Unrealized Performance Revenues on a segment basis.
(b)	This adjustment removes Unrealized Principal Investment Income (Loss) on a segment basis.
(c)	This adjustment removes Interest and Dividend Revenue on a segment basis.
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended September 30, 2023 and 2022, Other Revenue on a GAAP basis was $63.8 million and $199.4 million, and included $63.2 million and $198.4 million of foreign exchange gains (losses), respectively. For the nine months ended September 30, 2023 and 2022, Other Revenue on a GAAP basis was $18.0 million and $427.8 million, and included $16.4 million and $426.7 million of foreign exchange gains (losses), respectively.

(e)
This adjustment reverses the effect of consolidating Blackstone Funds, which are excluded from Blackstone’s segment presentation. This adjustment includes the elimination of Blackstone’s interest in these funds, the removal of revenue from the reimbursement of certain expenses by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures, and the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling
interests.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(f)
This adjustment removes Transaction-Related and
Non-Recurring
Items, which are excluded from Blackstone’s segment presentation. Transaction-Related and
Non-Recurring
Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring
gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains or losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring
gains, losses or other charges that affect
period-to-period
comparability and are not reflective of Blackstone’s operational performance.

(g)	Total Segment Revenues is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total Segment Management and Advisory Fees, Net	$1,653,840	$1,611,570	$5,009,413	$4,641,855
Total Segment Fee Related Performance Revenues	274,551	372,131	689,533	1,276,789
Total Segment Realized Performance Revenues	337,940	469,009	1,367,889	3,988,593
Total Segment Realized Principal Investment Income	55,500	139,765	91,730	340,369

Total Segment Revenues	$2,321,831	$2,592,475	$7,158,565	$10,247,606

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Segment Fee Related Compensation	$539,923	$558,268	$1,617,702	$1,850,152
Total Segment Realized Performance Compensation	133,995	206,224	608,389	1,652,318
Total Segment Other Operating Expenses	264,445	246,134	773,459	721,742

Total Segment Expenses	$938,363	$1,010,626	$2,999,550	$4,224,212

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Management and Advisory Fees, Net
GAAP	$1,655,443	$1,617,754	$5,023,128	$4,654,877
Segment Adjustment (a)	(1,603)	(6,184)	(13,715)	(13,022)

Total Segment	$1,653,840	$1,611,570	$5,009,413	$4,641,855

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$158,801	$110,776	$454,754	$314,863
Investment Income - Realized Performance Allocations	453,690	725,888	1,602,668	4,946,043

GAAP	612,491	836,664	2,057,422	5,260,906
Total Segment
Less: Realized Performance Revenues	(337,940)	(469,009)	(1,367,889)	(3,988,593)
Segment Adjustment (b)	—	4,476	—	4,476

Total Segment	$274,551	$372,131	$689,533	$1,276,789

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$700,268	$600,273	$2,153,570	$1,942,790
Incentive Fee Compensation	65,432	50,355	192,940	136,737
Realized Performance Allocations Compensation	168,620	313,930	670,610	2,067,447

GAAP	934,320	964,558	3,017,120	4,146,974
Total Segment
Less: Realized Performance Compensation	(133,995)	(206,224)	(608,389)	(1,652,318)
Less: Equity-Based Compensation - Fee Related Compensation	(252,928)	(187,873)	(764,527)	(580,029)
Less: Equity-Based Compensation - Performance Compensation	(2,688)	(2,324)	(8,978)	(7,357)
Segment Adjustment (c)	(4,786)	(9,869)	(17,524)	(57,118)

Total Segment	$539,923	$558,268	$1,617,702	$1,850,152

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$279,186	$270,369	$827,614	$800,331
Segment Adjustment (d)	(14,741)	(24,235)	(54,155)	(78,589)

Total Segment	$264,445	$246,134	$773,459	$721,742

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Realized Performance Revenues
GAAP
Incentive Fees	$158,801	$110,776	$454,754	$314,863
Investment Income - Realized Performance Allocations	453,690	725,888	1,602,668	4,946,043

GAAP	612,491	836,664	2,057,422	5,260,906
Total Segment
Less: Fee Related Performance Revenues	(274,551)	(372,131)	(689,533)	(1,276,789)
Segment Adjustment (b)	—	4,476	—	4,476

Total Segment	$337,940	$469,009	$1,367,889	$3,988,593

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$65,432	$50,355	$192,940	$136,737
Realized Performance Allocation Compensation	168,620	313,930	670,610	2,067,447

GAAP	234,052	364,285	863,550	2,204,184
Total Segment
Less: Fee Related Performance Compensation (e)	(97,369)	(155,737)	(246,183)	(544,509)
Less: Equity-Based Compensation - Performance Compensation	(2,688)	(2,324)	(8,978)	(7,357)

Total Segment	$133,995	$206,224	$608,389	$1,652,318

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Realized Principal Investment Income
GAAP	$94,313	$193,228	$257,206	$743,493
Segment Adjustment (f)	(38,813)	(53,463)	(165,476)	(403,124)

Total Segment	$55,500	$139,765	$91,730	$340,369

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles, the expense of equity-based awards and Transaction-Related and
Non-Recurring
Items.
(a)
Represents (1) the add back of net management fees earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of revenue from the reimbursement of certain expenses by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures.

(b)	Represents the add back of Performance Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation.
(c)	Represents the removal of Transaction-Related and Non-Recurring Items that are not recorded in the Total Segment measures.
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
There have been no events since September 30, 2023 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	September 30, 2023
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$2,971,614	$—	$—	$2,971,614
Cash Held by Blackstone Funds and Other	—	138,181	—	138,181
Investments	22,822,913	5,224,104	(707,160)	27,339,857
Accounts Receivable	687,054	6,732	—	693,786
Due from Affiliates	4,432,466	9,354	(43,487)	4,398,333
Intangible Assets, Net	210,210	—	—	210,210
Goodwill	1,890,202	—	—	1,890,202
Other Assets	971,711	358	—	972,069
Right-of-Use Assets	864,691	—	—	864,691
Deferred Tax Assets	2,184,880	—	—	2,184,880

Total Assets	$37,035,741	$5,378,729	$(750,647)	$41,663,823

Liabilities and Equity
Loans Payable	$10,521,728	$1,589,649	$—	$12,111,377
Due to Affiliates	2,096,929	136,967	(45,672)	2,188,224
Accrued Compensation and Benefits	5,983,137	—	—	5,983,137
Operating Lease Liabilities	981,616	—	—	981,616
Accounts Payable, Accrued Expenses and Other Liabilities	1,416,861	171,887	—	1,588,748

Total Liabilities	21,000,271	1,898,503	(45,672)	22,853,102

Redeemable Non-Controlling Interests in Consolidated Entities	1	1,349,059	—	1,349,060

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	6,057,065	684,836	(684,836)	6,057,065
Retained Earnings	1,114,009	20,139	(20,139)	1,114,009
Accumulated Other Comprehensive Loss	(34,278)	(3,980)	—	(38,258)
Non-Controlling Interests in Consolidated Entities	3,744,301	1,430,172	—	5,174,473
Non-Controlling Interests in Blackstone Holdings	5,154,365	—	—	5,154,365

Total Equity	16,035,469	2,131,167	(704,975)	17,461,661

Total Liabilities and Equity	$37,035,741	$5,378,729	$(750,647)	$41,663,823

Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	December 31, 2022
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$4,252,003	$—	$—	$4,252,003
Cash Held by Blackstone Funds and Other	—	241,712	—	241,712
Investments	23,236,603	5,136,542	(819,894)	27,553,251
Accounts Receivable	407,681	55,223	—	462,904
Due from Affiliates	4,185,982	8,417	(47,692)	4,146,707
Intangible Assets, Net	217,287	—	—	217,287
Goodwill	1,890,202	—	—	1,890,202
Other Assets	798,299	2,159	—	800,458
Right-of-Use Assets	896,981	—	—	896,981
Deferred Tax Assets	2,062,722	—	—	2,062,722

Total Assets	$37,947,760	$5,444,053	$(867,586)	$42,524,227

Liabilities and Equity
Loans Payable	$10,899,584	$1,450,000	$—	$12,349,584
Due to Affiliates	2,039,549	128,681	(49,749)	2,118,481
Accrued Compensation and Benefits	6,101,801	—	—	6,101,801
Operating Lease Liabilities	1,021,454	—	—	1,021,454
Accounts Payable, Accrued Expenses and Other Liabilities	1,225,982	25,858	—	1,251,840

Total Liabilities	21,288,370	1,604,539	(49,749)	22,843,160

Redeemable Non-Controlling Interests in Consolidated Entities	3	1,715,003	—	1,715,006

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	5,935,273	800,381	(800,381)	5,935,273
Retained Earnings	1,748,106	17,456	(17,456)	1,748,106
Accumulated Other Comprehensive Income (Loss)	(35,346)	7,871	—	(27,475)
Non-Controlling Interests in Consolidated Entities	3,757,677	1,298,803	—	5,056,480
Non-Controlling Interests in Blackstone Holdings	5,253,670	—	—	5,253,670

Total Equity	16,659,387	2,124,511	(817,837)	17,966,061

Total Liabilities and Equity	$37,947,760	$5,444,053	$(867,586)	$42,524,227

(a)	The Consolidated Blackstone Funds consisted of the following:
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
BX Shipston SCSp
Blackstone Private Equity Strategies Fund L.P.
Blackstone Private Equity Strategies Fund SICAV
Blackstone Private Equity Strategies Fund (Master) FCP*
Blackstone Infrastructure Hogan
Co-Invest
(CYM) L.P.
Clover Credit Partners CLO III, Ltd.*
Mezzanine
side-by-side
investment vehicles**
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Hedge Fund Solutions
side-by-side
investment vehicles.
*Consolidated as of September 30, 2023 only
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
pro-rata
share of the income of the fund
(a “pro-rata
allocation”). In addition to a
pro-rata
allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”). In certain structures, we receive a contractual incentive fee from an investment fund based on achieving certain investment returns (an “Incentive Fee,” and together with Performance Allocations, “Performance Revenues”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds are driven by the performance of the underlying investments as well as overall market conditions. Fair values are affected by changes in the fundamentals of our portfolio companies and other investments, the industries in which they operate, the overall economy and other market conditions.

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
In September 2023, we announced the integration of BXC, BIS and our asset-based finance platform into a single new business unit, Blackstone Credit & Insurance (“BXCI”). Upon completion of the integration, BXCI is expected to offer its clients and borrowers a comprehensive solution across corporate and asset-based, as well as investment grade and non-investment

grade, private credit.
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
In the third quarter of 2023, most major equity markets declined and volatility increased, as investor sentiment was negatively impacted by tightening monetary conditions, economic uncertainty and geopolitical turbulence, including in the Middle East. In the U.S., growing Treasury debt issuance, coupled with robust growth in consumer spend and low unemployment rates, resulted in a sharp increase in bond yields in the latter half of the third quarter. This further negatively impacted sentiment and slowed capital markets activity. The S&P 500 declined 3.3% in the third quarter, with declines across most individual sectors. The energy sector was an outlier, increasing 12.2% in the quarter due to higher energy prices. The price of West Texas Intermediate crude oil increased 29% in the third quarter to $90.79 per barrel, with the prospect of further increases in the fourth quarter amid potential tightening of supply resulting from Israel’s war against Hamas and possible fallout across the region.
The CBOE Volatility Index rose 29% in the third quarter, reversing the decline in the second quarter. In credit markets, the S&P leveraged loan index increased by 3.5% and the Credit Suisse high yield bond index increased by 0.5% in the third quarter. High yield spreads tightened by 12 basis points in the third quarter compared to the second quarter of 2023, while issuance increased 90% on a year-over-year basis.

Outside of the U.S., many central banks around the world continued to tighten monetary policy, contributing to continued investor concerns regarding slowing growth. The European Central Bank raised its deposit facility rate by 50 basis points in the third quarter to 4.0%. Eurozone inflation slowed to 4.3% year-over-year in September 2023, down from a peak of 10.6% in October of 2022 and down from 5.5% in June of 2023.
In the U.S., inflation continued to decelerate in the third quarter, with the headline CPI reading in September 2023 increasing 3.7% year-over-year, up moderately from 3.0% in June 2023, but remaining well below the recent peak of 9.1% in June 2022. Core CPI continued to decelerate, increasing 4.1% year-over-year in September 2023, compared to a 4.8% year-over-year increase in June 2023. In light of continued tightness in the labor market and historically high wages, however, the Federal Reserve raised the federal funds target range by 25 basis points in the third quarter to 5.25-5.50% and signaled its intention to keep rates at an elevated level for a sustained period given inflation remains well above its long-run target of 2%. The ten-year U.S. Treasury yield increased 73 basis points to 4.57% in the third quarter of 2023. It further increased to 4.73% as of November 1, 2023, after briefly touching 5% on October 23, 2023. Meanwhile, short-term yields moved higher as well, with three-month LIBOR up 11 basis points to 5.66% in the third quarter and 5.64% as of October 27, 2023.
Despite sustained high interest rates, the U.S. economy continues to exhibit strength, with the advance estimate of annualized GDP growth accelerating in the third quarter to 4.9%. Additionally, the labor market remains tight, with near historically low levels of unemployment. Wages increased 4.2% year-over-year in September 2023, while retail sales rose 3.8% year-over-year. In manufacturing, the ISM Manufacturing PMI increased to 49.0 in September 2023, up from 46.0 in the second quarter, reflecting growth in the sector.
Market activity levels modestly improved in the third quarter of 2023 compared to the second quarter but remain at historically depressed levels. On a year-to-date basis, U.S. initial public offering volumes rose 1%, while U.S. announced merger and acquisition deal volumes declined 18% over the same period.
During the third quarter, the U.S. saw significant progress on inflation while maintaining strong growth in the economy. Nevertheless, sustained high interest rates and the continued possibility of economic deceleration in the U.S. and globally, combined with geopolitical turbulence, have weighed heavily on investor sentiment. This has negatively impacted market conditions, which are likely to remain challenging for some time.

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
Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and including the Payable under the Tax Receivable Agreement. Further, the current tax provision utilized when calculating Taxes and Related Payables and Distributable Earnings reflects the benefit of deductions available to the company on certain expense items that are excluded from the underlying calculation of Segment Distributable Earnings and Total Segment Distributable Earnings, such as equity-based compensation charges and certain Transaction-Related and
Non-Recurring
Items where there is a current tax provision or benefit. The economic assumptions and methodologies that impact the implied income tax provision are the same as those methodologies and assumptions used in calculating the current income tax provision for Blackstone’s Consolidated Statements of Operations under GAAP, excluding the impact of divestitures and accrued tax contingencies and refunds which are reflected when paid or received. Management believes that including the amount payable under the Tax Receivable Agreement and utilizing the current income tax provision adjusted as described above when calculating Distributable Earnings is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to stockholders.
Segment Distributable Earnings
Segment Distributable Earnings is Blackstone’s segment profitability measure used to make operating decisions and assess performance across Blackstone’s four segments. Blackstone believes it is useful to stockholders to review the measure that management uses in assessing segment performance. Segment Distributable Earnings represents the net realized earnings of Blackstone’s segments and is the sum of Fee Related Earnings and Net Realizations for each segment. Blackstone’s segments are presented on a basis that deconsolidates Blackstone Funds, eliminates non-controlling
ownership interests in Blackstone’s consolidated operating partnerships, removes the amortization of intangible assets and removes Transaction-Related and
Non-Recurring
Items. Transaction-Related and
Non-Recurring
Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring
gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains or losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring
gains, losses or other charges that affect
period-to-period
comparability and are not reflective of Blackstone’s operational performance. Segment Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “—
Non-GAAP
Financial Measures” for our reconciliation of Segment Distributable Earnings.
Effective September 30, 2023, Blackstone redefined Segment Distributable Earnings to exclude the impact of non-recurring
gains, losses or other charges that affect
period-to-period
comparability and are not reflective of Blackstone’s operational performance. Blackstone believes the exclusion of such amounts is useful to investors as it assists in the comparison of Blackstone’s operational performance across different periods. The updated definition had no impact to the current or any previously reported period.
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

Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2023, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year. During the three months ended September 30, 2023, Realized Performance Compensation neither increased nor decreased, and Fee Related Compensation decreased by $16.3 million. This had a neutral impact to Net Realizations, increased Fee Related Earnings and had a positive impact on Income Before Provision (Benefit) for Taxes and Distributable Earnings. During the nine months ended September 30, 2023, Realized Performance Compensation increased by $62.5 million and Fee Related Compensation decreased by $48.8 million. These changes decreased Net Realizations, increased Fee Related Earnings and had a negative impact on Income Before Provision (Benefit) for Taxes and Distributable Earnings. These changes are not expected to impact Income Before Provision (Benefit) for Taxes and Distributable Earnings for the year ending December 31, 2023. Changes to Realized Performance Compensation and Fee Related Compensation had an impact on individual quarters in 2022 but did not impact Income Before Provision (Benefit) for Taxes and Distributable Earnings for the year ended December 31, 2022.
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
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds, eliminates non-controlling
ownership interests in Blackstone’s consolidated operating partnerships and removes the amortization of intangibles assets and Transaction-Related and
Non-Recurring
Items) in these periods, see “— Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended				Nine Months Ended
	September 30,		2023 vs. 2022		September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,655,443	$1,617,754	$37,689	2%	$5,023,128	$4,654,877	$368,251	8%

Incentive Fees	158,801	110,776	48,025	43%	454,754	314,863	139,891	44%

Investment Income (Loss)
Performance Allocations
Realized	453,690	725,888	(272,198)	-37%	1,602,668	4,946,043	(3,343,375)	-68%
Unrealized	(63,204)	(771,637)	708,433	-92%	(708,021)	(2,946,255)	2,238,234	-76%
Principal Investments
Realized	94,313	193,228	(98,915)	-51%	257,206	743,493	(486,287)	-65%
Unrealized	69,340	(1,069,697)	1,139,037	n/m	(257,988)	(1,496,226)	1,238,238	-83%

Total Investment Income (Loss)	554,139	(922,218)	1,476,357	n/m	893,865	1,247,055	(353,190)	-28%

Interest and Dividend Revenue	109,133	52,420	56,713	108%	348,123	168,980	179,143	106%
Other	63,769	199,382	(135,613)	-68%	17,951	427,839	(409,888)	-96%

Total Revenues	2,541,285	1,058,114	1,483,171	140%	6,737,821	6,813,614	(75,793)	-1%

Expenses
Compensation and Benefits
Compensation	700,268	600,273	99,995	17%	2,153,570	1,942,790	210,780	11%
Incentive Fee Compensation	65,432	50,355	15,077	30%	192,940	136,737	56,203	41%
Performance Allocations Compensation
Realized	168,620	313,930	(145,310)	-46%	670,610	2,067,447	(1,396,837)	-68%
Unrealized	11,866	(359,590)	371,456	n/m	(247,228)	(1,273,849)	1,026,621	-81%

Total Compensation and Benefits	946,186	604,968	341,218	56%	2,769,892	2,873,125	(103,233)	-4%
General, Administrative and Other	279,186	270,369	8,817	3%	827,614	800,331	27,283	3%
Interest Expense	110,599	80,507	30,092	37%	323,136	216,896	106,240	49%
Fund Expenses	38,934	5,517	33,417	606%	118,918	12,144	106,774	879%

Total Expenses	1,374,905	961,361	413,544	43%	4,039,560	3,902,496	137,064	4%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	—	—	—	n/m	1,887	748	1,139	152%
Net Gains (Losses) from Fund Investment Activities	(49,078)	1,178	(50,256)	n/m	102,486	(52,272)	154,758	n/m

Total Other Income (Loss)	(49,078)	1,178	(50,256)	n/m	104,373	(51,524)	155,897	n/m

Income Before Provision for Taxes	1,117,302	97,931	1,019,371	n/m	2,802,634	2,859,594	(56,960)	-2%
Provision for Taxes	196,560	94,231	102,329	109%	467,504	614,026	(146,522)	-24%

Net Income	920,742	3,700	917,042	n/m	2,335,130	2,245,568	89,562	4%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(92,577)	25,773	(118,350)	n/m	(81,589)	56,700	(138,289)	n/m
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	20,716	(62,093)	82,809	n/m	185,021	(62,425)	247,446	n/m
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	440,609	37,724	402,885	n/m	992,618	1,061,516	(68,898)	-6%

Net Income Attributable to Blackstone Inc.	$551,994	$2,296	$549,698	n/m	$1,239,080	$1,189,777	$49,303	4%

n/m Not meaningful.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenues
Revenues were $2.5 billion for the three months ended September 30, 2023, an increase of $1.5 billion, compared to $1.1 billion for the three months ended September 30, 2022. The increase in Revenues was primarily attributable to an increase of $1.5 billion in Investment Income (Loss), which was composed of an increase of $1.8 billion in Unrealized Investment Income (Loss) and a decrease of $371.1 million in Realized Investment Income (Loss).
The $1.8 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investments in the three months ended September 30, 2023 compared to net unrealized depreciation of investments in the three months ended September 30, 2022. Principal drivers were:

•
An increase of $1.1 billion in our Credit & Insurance segment, primarily attributable to lower net unrealized depreciation of investments in BIS in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

•
An increase of $868.9 million in our Private Equity segment, primarily attributable to net unrealized appreciation of investments in corporate private equity, Tactical Opportunities, Strategic Partners and BIP in the three months ended September 30, 2023 compared to net unrealized depreciation of investments in corporate private equity, Tactical Opportunities and Strategic Partners and lower net unrealized appreciation of investments in BIP in the three months ended September 30, 2022. The carrying values of corporate private equity, Tactical Opportunities, Strategic Partners and BIP increased 2.4%, 0.1%, 0.4% and 11.0%, respectively, in the three months ended September 30, 2023 compared to decreases of 0.3%, 1.7% and 3.5% and an increase of 6.8%, respectively, in the three months ended September 30, 2022.

•
A decrease of $152.7 million in our Real Estate segment, primarily attributable to lower appreciation in BREP and Core+ in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The carrying values of BREP and Core+ decreased 2.0% and increased 0.3%, respectively, in the three months ended September 30, 2023 compared to a decrease of 0.6% and an increase of 2.3%, respectively, in the three months ended September 30, 2022.

The $371.1 million decrease in Realized Investment Income (Loss) was primarily attributable to lower realized gains in our Real Estate segment.
Expenses
Expenses were $1.4 billion for the three months ended September 30, 2023, an increase of $413.5 million, compared to $961.4 million for the three months ended September 30, 2022. The increase was primarily attributable to an increase of $341.2 million in Total Compensation and Benefits, of which $226.1 million was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss), on which a portion of compensation is based.
Other Income (Loss)
Other Income (Loss) was $(49.1) million for the three months ended September 30, 2023, a decrease of $50.3 million, compared to $1.2 million for the three months ended September 30, 2022. The decrease in Other Income (Loss) was principally due to a decrease of $50.3 million in Net Gains (Losses) from Fund Investment Activities.
The decrease in Net Gains (Losses) from Fund Investment Activities was principally driven by a decrease of $126.2 million in our Real Estate segment, partially offset by increases of $47.2 million and $19.7 million in our Private Equity and Hedge Fund Solutions segments, respectively. The decrease in our Real Estate segment was primarily due to unrealized depreciation of investments in our consolidated funds. The increase in our Private Equity segment was primarily due to unrealized appreciation of investments, partially offset by lower realized gains of investments, in our consolidated funds. The increase in our Hedge Fund Solutions segment was primarily due to unrealized appreciation of investments, partially offset by realized losses of investments, in our consolidated funds.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenues
Revenues were $6.7 billion for the nine months ended September 30, 2023, a decrease of $75.8 million, compared to $6.8 billion for the nine months ended September 30, 2022. The decrease in Revenues was primarily attributable to decreases of $409.9 million in Other Revenue and $353.2 million in Investment Income (Loss), which was composed of an increase of $3.5 billion in Unrealized Investment Income (Loss) and a decrease of $3.8 billion in Realized Investment Income (Loss), partially offset by an increase of $368.3 million in Management and Advisory Fees, Net.
The decrease in Other Revenue was primarily due to foreign exchange losses on our cross-currency swaps and our euro-denominated bonds.
The $3.5 billion increase in Unrealized Investment Income (Loss) was primarily attributable to lower unrealized depreciation of investments in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Principal drivers were:

•
An increase of $2.0 billion in our Private Equity segment, primarily attributable to net unrealized appreciation of investments in corporate private equity in the nine months ended September 30, 2023, compared to net unrealized depreciation of investments in the nine months ended September 30, 2022. The carrying value of corporate private equity increased 8.6% in the nine months ended September 30, 2023 compared to a decrease of 4.3% in the nine months ended September 30, 2022.

•
An increase of $990.8 million in our Credit & Insurance segment, primarily attributable to lower net unrealized depreciation of investments in BIS in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

•
An increase of $221.4 million in our Real Estate segment, primarily attributable to increased asset sales in BREP in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023.

•
A decrease of $52.4 million in our Hedge Fund Solutions segment, primarily attributable to lower net unrealized appreciation of investment holdings in liquid and specialized solutions in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

The $3.8 billion decrease in Realized Investment Income (Loss) was primarily attributable to lower realized gains in our Real Estate segment.
The $368.3 million increase in Management and Advisory Fees, Net was primarily due to increases in our Real Estate and Private Equity segments of $204.0 million and $101.0 million, respectively. The increase in our Real Estate segment was primarily due to
Fee-Earning
Assets Under Management growth in BREP and BREDS. The increase in our Private Equity segment was primarily due to an increase in Management and Advisory Fees, Net in Strategic Partners and BIP.

Expenses
Expenses were $4.0 billion for the nine months ended September 30, 2023, an increase of $137.1 million, compared to $3.9 billion for the nine months ended September 30, 2022. The increase was primarily attributable to increases of $106.8 million in Fund Expenses and $106.2 million in Interest Expense, partially offset by a decrease of $103.2 million in Total Compensation and Benefits, which is composed of a decrease of $370.2 million in Performance Allocations Compensation and an increase of $210.8 million in Compensation. The increase in Fund Expenses was primarily due to an increase in interest expense in a consolidated private equity fund. The increase in Interest Expense was primarily due to an increase in borrowings. The decrease in Performance Allocations Compensation was primarily due to the decrease in Investment Income, on which a portion of compensation is based. The increase in Compensation was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based.
Other Income (Loss)
Other Income (Loss) was $104.4 million for the nine months ended September 30, 2023, an increase of $155.9 million, compared to $(51.5) million for the nine months ended September 30, 2022. The increase in Other Income (Loss) was principally due to an increase of $154.8 million in Net Gains (Losses) from Fund Investment Activities.
The increase in Net Gains (Losses) from Fund Investment Activities was driven by increases of $201.5 million, $112.3 million and $26.1 million in our Private Equity, Hedge Fund Solutions and Credit & Insurance segments, respectively, partially offset by a decrease of $185.2 million in our Real Estate segment. The increase in our Private Equity segment was primarily due to unrealized appreciation of investments, partially offset by lower realized gains of investments, in our consolidated funds. The increase in our Hedge Fund Solutions segment was primarily due to unrealized appreciation of investments, partially offset by realized losses of investments, in our consolidated funds. The increase in our Credit & Insurance segment was primarily due to unrealized appreciation of investments in our consolidated funds and the deconsolidation of a fund in the nine months ended September 30, 2023. The decrease in our Real Estate segment was primarily due to unrealized losses of investments and lower realized gains of investments in our consolidated funds.
Provision for Taxes
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Blackstone’s Provision for Taxes for the three months ended September 30, 2023 was $196.6 million, an increase of $102.4 million, compared to $94.2 million for the three months ended September 30, 2022. This resulted in an effective tax rate of 17.6% and 96.2%, based on our Income (Loss) Before Provision for Taxes of $1.1 billion and $97.9 million for the three months ended September 30, 2023 and 2022, respectively.
The decrease in Blackstone’s effective tax rate for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, relates primarily to the impact of
Non-Controlling
Interests in Consolidated Entities and Blackstone’s state tax provisions for the jurisdictions in which it operates. During the three months ended September 30, 2022, the effective tax rate was also impacted by a previously disclosed out-of-period adjustment to revise the book investment basis used to calculate deferred tax assets and the deferred tax provision.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Blackstone’s Provision for Taxes for the nine months ended September 30, 2023 was $467.5 million, a decrease of $146.5 million, compared to $614.0 million for the nine months ended September 30, 2022. This resulted in an effective tax rate of 16.7% and 21.5%, based on our Income (Loss) Before Provision for Taxes of $2.8 billion and $2.9 billion for the nine months ended September 30, 2023 and 2022, respectively.

The decrease in Blackstone’s effective tax rate for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, relates primarily to the impact of
Non-Controlling
Interests in Consolidated Entities and Blackstone’s state tax provisions for the jurisdictions in which it operates. During the nine months ended September 30, 2022, the effective tax rate was also impacted by a previously disclosed out-of-period adjustment to revise the book investment basis used to calculate deferred tax assets and the deferred tax provision.
Blackstone expects to have a corporate alternative minimum tax (“CAMT”) liability for the year ending December 31, 2023 based on the recently-enacted Inflation Reduction Act. Blackstone will continue to assess the overall impact to its Provision for Income Tax upon the issuance of applicable additional guidance by the U.S. Treasury Department related to interpretations of CAMT. For the nine months ended September 30, 2023, there is no meaningful CAMT impact reflected in the Provision for Income Taxes given current year tax payments made under CAMT are permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit.
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
For the three months ended September 30, 2023 and 2022, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 39.1% and 39.7%, respectively. For the nine months ended September 30, 2023 and 2022, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 39.3% and 39.8%, respectively. The respective decreases of 0.6% and 0.5% were primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.

Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2023 and 2022. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management.”

Note:	Totals may not add due to rounding.

	Three Months Ended
	September 30, 2023					September 30, 2022
		Private	Credit &	Hedge Fund			Private	Credit &	Hedge Fund
	Real Estate	Equity	Insurance	Solutions	Total	Real Estate	Equity	Insurance	Solutions	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$287,556,241	$165,642,235	$208,367,109	$69,579,480	$731,145,065	$252,125,870	$163,521,507	$195,548,963	$72,629,621	$683,825,961
Inflows (a)	10,868,551	2,283,157	9,607,146	2,005,240	24,764,094	35,565,611	5,720,545	9,236,906	956,594	51,479,656
Outflows (b)	(7,228,016)	(91,048)	(2,802,460)	(1,525,471)	(11,646,995)	(8,845,200)	(443,618)	(6,325,326)	(1,614,636)	(17,228,780)

Net Inflows (Outflows)	3,640,535	2,192,109	6,804,686	479,769	13,117,099	26,720,411	5,276,927	2,911,580	(658,042)	34,250,876
Realizations (c)	(4,631,227)	(2,147,394)	(3,568,454)	(378,909)	(10,725,984)	(4,238,668)	(1,932,887)	(1,457,210)	(431,322)	(8,060,087)
Market Activity (d)(g)	(1,628,646)	2,102,988	(913,991)	1,445,072	1,005,423	(1,159,763)	407,777	(3,297,392)	(102,021)	(4,151,399)

Balance, End of Period (e)	$284,936,903	$167,789,938	$210,689,350	$71,125,412	$734,541,603	$273,447,850	$167,273,324	$193,705,941	$71,438,236	$705,865,351

Increase (Decrease)	$(2,619,338)	$2,147,703	$2,322,241	$1,545,932	$3,396,538	$21,321,980	$3,751,817	$(1,843,022)	$(1,191,385)	$22,039,390
Increase (Decrease)	-1%	1%	1%	2%	—	8%	2%	-1%	-2%	3%

	Nine Months Ended
	September 30, 2023					September 30, 2022
		Private	Credit &	Hedge Fund			Private	Credit &	Hedge Fund
	Real Estate	Equity	Insurance	Solutions	Total	Real Estate	Equity	Insurance	Solutions	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$281,967,153	$167,082,852	$198,162,931	$71,173,952	$718,386,888	$221,476,699	$156,556,959	$197,900,832	$74,034,568	$649,969,058
Inflows (a)	33,698,852	5,449,389	30,379,567	5,193,581	74,721,389	83,072,471	17,201,200	34,262,589	6,736,594	141,272,854
Outflows (b)	(14,801,926)	(357,026)	(10,898,559)	(5,720,618)	(31,778,129)	(16,659,446)	(1,359,978)	(16,116,378)	(7,402,333)	(41,538,135)

Net Inflows (Outflows)	18,896,926	5,092,363	19,481,008	(527,037)	42,943,260	66,413,025	15,841,222	18,146,211	(665,739)	99,734,719
Realizations (c)	(14,583,553)	(6,684,441)	(10,295,758)	(2,521,855)	(34,085,607)	(18,443,319)	(7,585,363)	(6,717,555)	(1,255,419)	(34,001,656)
Market Activity (d)(h)	(1,343,623)	2,299,164	3,341,169	3,000,352	7,297,062	4,001,445	2,460,506	(15,623,547)	(675,174)	(9,836,770)

Balance, End of Period (e)	$284,936,903	$167,789,938	$210,689,350	$71,125,412	$734,541,603	$273,447,850	$167,273,324	$193,705,941	$71,438,236	$705,865,351

Increase (Decrease)	$2,969,750	$707,086	$12,526,419	$(48,540)	$16,154,715	$51,971,151	$10,716,365	$(4,194,891)	$(2,596,332)	$55,896,293
Increase (Decrease)	1%	—	6%	—	2%	23%	7%	-2%	-4%	9%
Annualized Base Management Fee Rate (f)	0.99%	1.08%	0.64%	0.75%	0.89%	0.97%	1.09%	0.62%	0.78%	0.88%

	Three Months Ended
	September 30, 2023					September 30, 2022
		Private	Credit &	Hedge Fund			Private	Credit &	Hedge Fund
	Real Estate	Equity	Insurance	Solutions	Total	Real Estate	Equity	Insurance	Solutions	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$333,241,514	$295,293,356	$294,580,360	$78,240,729	$1,001,355,959	$320,038,428	$275,886,414	$264,829,491	$80,051,408	$940,805,741
Inflows (a)	9,080,894	3,551,775	10,447,636	2,262,973	25,343,278	10,106,034	14,490,688	19,092,560	1,154,963	44,844,245
Outflows (b)	(3,666,574)	(790,417)	(3,018,396)	(1,677,783)	(9,153,170)	(3,832,277)	(891,533)	(6,419,532)	(1,494,809)	(12,638,151)

Net Inflows (Outflows)	5,414,320	2,761,358	7,429,240	585,190	16,190,108	6,273,757	13,599,155	12,673,028	(339,846)	32,206,094
Realizations (c)	(4,210,722)	(5,145,059)	(5,033,967)	(386,233)	(14,775,981)	(4,077,373)	(5,306,409)	(5,913,377)	(448,706)	(15,745,865)
Market Activity (d)(i)	(2,944,415)	5,733,818	236,785	1,557,184	4,583,372	(2,888,406)	(911,462)	(2,530,364)	10,776	(6,319,456)

Balance, End of Period (e)	$331,500,697	$298,643,473	$297,212,418	$79,996,870	$1,007,353,458	$319,346,406	$283,267,698	$269,058,778	$79,273,632	$950,946,514

Increase (Decrease)	$(1,740,817)	$3,350,117	$2,632,058	$1,756,141	$5,997,499	$(692,022)	$7,381,284	$4,229,287	$(777,776)	$10,140,773
Increase (Decrease)	-1%	1%	1%	2%	1%	—	3%	2%	-1%	1%

	Nine Months Ended
	September 30, 2023					September 30, 2022
		Private	Credit &	Hedge Fund			Private	Credit &	Hedge Fund
	Real Estate	Equity	Insurance	Solutions	Total	Real Estate	Equity	Insurance	Solutions	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$326,146,904	$288,902,142	$279,908,030	$79,716,001	$974,673,077	$279,474,105	$261,471,007	$258,622,467	$81,334,141	$880,901,720
Inflows (a)	34,017,611	16,646,720	39,340,217	5,813,626	95,818,174	76,028,056	43,964,395	55,808,400	7,177,191	182,978,042
Outflows (b)	(11,593,028)	(1,947,838)	(13,381,979)	(5,940,344)	(32,863,189)	(9,969,465)	(2,869,020)	(16,635,968)	(7,524,173)	(36,998,626)

Net Inflows (Outflows)	22,424,583	14,698,882	25,958,238	(126,718)	62,954,985	66,058,591	41,095,375	39,172,432	(346,982)	145,979,416
Realizations (c)	(14,177,010)	(17,840,879)	(15,211,905)	(2,676,198)	(49,905,992)	(33,462,061)	(18,611,016)	(14,853,399)	(1,364,756)	(68,291,232)
Market Activity (d)(j)	(2,893,780)	12,883,328	6,558,055	3,083,785	19,631,388	7,275,771	(687,668)	(13,882,722)	(348,771)	(7,643,390)

Balance, End of Period (e)	$331,500,697	$298,643,473	$297,212,418	$79,996,870	$1,007,353,458	$319,346,406	$283,267,698	$269,058,778	$79,273,632	$950,946,514

Increase (Decrease)	$5,353,793	$9,741,331	$17,304,388	$280,869	$32,680,381	$39,872,301	$21,796,691	$10,436,311	$(2,060,509)	$70,044,794
Increase (Decrease)	2%	3%	6%	—	3%	14%	8%	4%	-3%	8%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period.

(g)
For the three months ended September 30, 2023, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(1.6) billion, $(117.9) million, $(630.5) million, $(213.5) million and $(2.6) billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the three months ended September 30, 2022, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(3.7) billion, $(135.5) million, $(1.5) billion, $(556.0) million and $(5.9) billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively.

(h)
For the nine months ended September 30, 2023, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(617.3) million, $(61.2) million, $98.9 million, $(453.8) million and $(1.0) billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the nine months ended September 30, 2022, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(7.5) billion, $(331.4) million, $(3.4) billion, $(556.0) million and $(11.8) billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively.

(i)
For the three months ended September 30, 2023, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(2.6) billion, $(822.0) million, $(693.5) million, $(213.8) million and $(4.3) billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the three months ended September 30, 2022, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(5.7) billion, $(1.3) billion, $(1.6) billion, $(556.0) million and $(9.1) billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively.

(j)
For the nine months ended September 30, 2023, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(1.3) billion, $28.6 million, $130.8 million, $(446.5) million and $(1.6) billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively. For the nine months ended September 30, 2022, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(12.4) billion, $(3.2) billion, $(3.8) billion, $(556.0) million and $(19.9) billion for the Real Estate, Private Equity, Credit & Insurance, Hedge Fund Solutions and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $734.5 billion at September 30, 2023, an increase of $3.4 billion compared to $731.1 billion at June 30, 2023. The net increase was due to:

•
In our Real Estate segment, a decrease of $2.6 billion from $287.6 billion at June 30, 2023 to $284.9 billion at September 30, 2023. The net decrease was due to outflows of $7.2 billion, realizations of $4.6 billion and market depreciation of $1.6 billion, offset by inflows of $10.9 billion.

o
Outflows were driven by $3.6 billion from BREP and
co-investment,
due to remaining uninvested reserves at the end of BREP Europe VI’s investment period, and $3.3 billion from BREIT, reflecting repurchases.

o	Realizations were driven by $2.5 billion from BREIT and $1.2 billion from BREDS.
o
Market depreciation was driven by depreciation of $1.8 billion from BPP and co-investment
(which reflected $1.1 billion of foreign exchange depreciation), $544.4 million from BREDS (which reflected $36.9 million of foreign exchange depreciation) and $430.7 million from BREP and co-investment
(all of which reflected foreign exchange depreciation), partially offset by appreciation of $1.3 billion from BREIT (which reflected $74.3 million of foreign exchange depreciation).

o
Inflows were driven by $5.2 billion from BREP and
co-investment,
primarily from the commencement of the investment period for the seventh European opportunistic fund, $2.8 billion from BREDS, primarily due to allocations of insurance capital, and $2.8 billion from BREIT.

Fee-Earning Assets Under Management inflows and outflows in BREP exceeds the Total Assets Under Management inflows and outflows due to the commencement of the seventh European opportunistic fund’s investment period and the termination of BREP Europe VI’s investment period in September 2023. Fee-Earning Assets Under Management inflows are reported when a fund’s investment period commences, whereas Total Assets Under Management inflows are reported at each fund closing. Fee-Earning Assets Under Management outflows include the change in fee base within BREP Europe VI from committed capital to invested capital.

•
In our Private Equity segment, an increase of $2.1 billion from $165.6 billion at June 30, 2023 to $167.8 billion at September 30, 2023. The net increase was due to inflows of $2.3 billion and market appreciation of $2.1 billion, offset by realizations of $2.1 billion and outflows of $91.0 million.

o	Inflows were driven by $933.6 million from Tactical Opportunities, $692.9 million from BIP and $573.2 million from Strategic Partners.
o
Market appreciation was driven by appreciation of $2.2 billion from BIP (which reflected $115.7 million of foreign exchange depreciation), partially offset by depreciation of $127.3 million from Strategic Partners.

o	Realizations were driven by $1.3 billion from corporate private equity and $405.7 million from Strategic Partners.
o	Outflows were driven by $78.3 million from BTAS.

•
In our Credit & Insurance segment, an increase of $2.3 billion from $208.4 billion at June 30, 2023 to $210.7 billion at September 30, 2023. The net increase was due to inflows of $9.6 billion, offset by realizations of $3.6 billion, outflows of $2.8 billion and market depreciation of $914.0 million.

o	Inflows were driven by $4.1 billion from direct lending, $1.6 billion from liquid credit strategies, $1.2 billion from asset-based finance and $863.6 million from private placement credit.
o	Realizations were driven by $1.4 billion from direct lending and $1.3 billion from liquid credit strategies.
o	Outflows were driven by $1.1 billion from liquid credit strategies, $963.6 million from direct lending and $432.2 million from BIS.

o
Market depreciation was driven by depreciation of $1.1 billion from liquid credit strategies (which reflected $487.7 million of foreign exchange depreciation), $423.3 million from private placement credit and $404.9 million from asset-based finance, partially offset by appreciation of $1.1 billion from direct lending (which reflected $142.6 million of foreign exchange depreciation).

•
In our Hedge Fund Solutions segment, an increase of $1.5 billion from $69.6 billion at June 30, 2023 to $71.1 billion at September 30, 2023. The net increase was due to inflows of $2.0 billion and market appreciation of $1.4 billion, offset by outflows of $1.5 billion and realizations of $378.9 million.

o	Inflows were driven by $952.3 million from customized solutions, $919.4 million from liquid and specialized solutions and $133.5 million from commingled products.
o
Market appreciation was driven by appreciation of $957.2 million from customized solutions (which reflected $107.4 million of foreign exchange depreciation), $351.0 million from liquid and specialized solutions (which reflected $18.3 million of foreign exchange depreciation) and $136.9 million from commingled products (which reflected $87.8 million of foreign exchange depreciation).

o	Outflows were driven by $781.1 million from customized solutions, $682.0 million from liquid and specialized solutions and $62.3 million from commingled products.
o	Realizations were driven by $320.5 million from liquid and specialized solutions.
Fee-Earning
Assets Under Management were $734.5 billion at September 30, 2023, an increase of $16.2 billion compared to $718.4 billion at December 31, 2022. The net increase was due to:

•
In our Real Estate segment, an increase of $3.0 billion from $282.0 billion at December 31, 2022 to $284.9 billion at September 30, 2023. The net increase was due to inflows of $33.7 billion, offset by outflows of $14.8 billion, realizations of $14.6 billion and market depreciation of $1.3 billion.

o
Inflows were driven by $13.0 billion from BREIT, including $4.5 billion from the Regents of the University of California (“UC Investments”) in the first quarter of 2023, $11.2 billion from BREDS, primarily due to allocations of insurance capital and BREDS IV, and $7.6 billion from BREP and co-investment,
primarily from the commencement of the investment period for the seventh European opportunistic fund and from BREP X.

o
Outflows were driven by $10.1 billion from BREIT, reflecting repurchases, and $3.6 billion from BREP and co-investment,
due to remaining uninvested reserves at the end of BREP Europe VI’s investment period.

o	Realizations were driven by $7.4 billion from BREIT and $3.5 billion from BREDS.
o
Market depreciation was driven by depreciation of $2.6 billion from BPP and co-investment
(which reflected $402.3 million of foreign exchange depreciation) and $510.6 million from BREDS (which reflected $4.2 million of foreign exchange appreciation), partially offset by appreciation of $2.1 billion from BREIT (which reflected $11.3 million of foreign exchange depreciation).

•
In our Private Equity segment, an increase of $707.1 million from $167.1 billion at December 31, 2022 to $167.8 billion at September 30, 2023. The net increase was due to inflows of $5.4 billion and market appreciation of $2.3 billion, offset by realizations of $6.7 billion and outflows of $357.0 million.

o	Inflows were driven by $2.3 billion from BIP and $1.8 billion from Tactical Opportunities.
o	Market appreciation was driven by appreciation of $2.2 billion from BIP (which reflected $48.1 million of foreign exchange depreciation).

o	Realizations were driven by $2.9 billion from corporate private equity, $1.5 billion from Strategic Partners and $1.4 billion from Tactical Opportunities.
o	Outflows were driven by $259.0 million from Tactical Opportunities and $79.3 million from BTAS.
Total Assets Under Management inflows in corporate private equity exceed the Fee-Earning Assets Under Management inflows primarily due to the fund closings of BCP IX and BETP IV and capital raised in co-investments in the nine months ended September 30, 2023. Fee-Earning Assets Under Management inflows are reported when a fund’s investment period commences or fee-earning co-investment capital is raised, whereas Total Assets Under Management activity is reported at each fund closing or when co-investment capital is raised.

•
In our Credit & Insurance segment, an increase of $12.5 billion from $198.2 billion at December 31, 2022 to $210.7 billion at September 30, 2023. The net increase was due to inflows of $30.4 billion and market appreciation of $3.3 billion, offset by outflows of $10.9 billion and realizations of $10.3 billion.

o	Inflows were driven by $10.8 billion from liquid credit strategies, $9.3 billion from direct lending and $3.2 billion from asset-based finance.
o	Market appreciation was driven by appreciation of $2.9 billion from direct lending (which reflected $2.9 million of foreign exchange depreciation).
o	Outflows were driven by $5.2 billion from liquid credit strategies and $3.6 billion from direct lending.
o	Realizations were driven by $4.1 billion from direct lending, $2.4 billion from liquid credit strategies and $1.7 billion from mezzanine funds.

•
In our Hedge Fund Solutions segment, a decrease of $48.5 million from $71.2 billion at December 31, 2022 to $71.1 billion at September 30, 2023. The net decrease was due to outflows of $5.7 billion and realizations of $2.5 billion, offset by inflows of $5.2 billion and market appreciation of $3.0 billion.

o	Outflows were driven by $2.2 billion from customized solutions, $1.8 billion from commingled products and $1.7 billion from liquid and specialized solutions.
o	Realizations were driven by $2.4 billion from liquid and specialized solutions.
o	Inflows were driven by $2.5 billion from liquid and specialized solutions, $2.4 billion from customized solutions and $351.7 million from commingled products.
o
Market appreciation was driven by appreciation of $1.5 billion from customized solutions (which reflected $261.0 million of foreign exchange depreciation), $1.1 billion from liquid and specialized solutions (which reflected $49.3 million of foreign exchange depreciation) and $352.2 million from commingled products (which reflected $143.4 million of foreign exchange depreciation).

Total Assets Under Management
Total Assets Under Management were $1,007.4 billion at September 30, 2023, an increase of $6.0 billion compared to $1,001.4 billion at June 30, 2023. The net increase was due to:

•
In our Real Estate segment, a decrease of $1.7 billion from $333.2 billion at June 30, 2023 to $331.5 billion at September 30, 2023. The net decrease was due to realizations of $4.2 billion, outflows of $3.7 billion and market depreciation of $2.9 billion, offset by inflows of $9.1 billion.

o	Realizations were driven by $2.5 billion from BREIT and $916.9 million from BREDS.
o	Outflows were driven by $3.3 billion from BREIT, reflecting repurchases.

o
Market depreciation was driven by depreciation of $2.1 billion from BREP and co-investment
(which reflected $1.3 billion of foreign exchange depreciation) and $1.9 billion from BPP and co-investment
(which reflected $1.1 billion of foreign exchange depreciation), partially offset by appreciation of $1.3 billion from BREIT (which reflected $74.3 million of foreign exchange depreciation).

o
Inflows were driven by $3.2 billion from BREP and
co-investment,
primarily from fundraising for the seventh European opportunistic fund, $2.9 billion from BREDS, primarily due to allocations of insurance capital, and $2.8 billion from BREIT.

•
In our Private Equity segment, an increase of $3.4 billion from $295.3 billion at June 30, 2023 to $298.6 billion at September 30, 2023. The net increase was due to market appreciation of $5.7 billion and inflows of $3.6 billion, offset by realizations of $5.1 billion and outflows of $790.4 million.

o
Market appreciation was driven by appreciation of $2.6 billion from BIP (which reflected $187.9 million of foreign exchange depreciation) and $2.3 billion from corporate private equity (which reflected $575.6 million of foreign exchange depreciation).

o	Inflows were driven by $1.2 billion from Tactical Opportunities, $1.1 billion from Strategic Partners and $829.6 million from corporate private equity.
o	Realizations were driven by $2.9 billion from corporate private equity and $1.3 billion from Strategic Partners.
o	Outflows were driven by $555.7 million from Strategic Partners and $82.7 million from corporate private equity.

•
In our Credit & Insurance segment, an increase of $2.6 billion from $294.6 billion at June 30, 2023 to $297.2 billion at September 30, 2023. The net increase was due to inflows of $10.4 billion and market appreciation of $236.8 million, offset by realizations of $5.0 billion and outflows of $3.0 billion.

o	Inflows were driven by $5.0 billion from direct lending, $1.9 billion from liquid credit strategies and $1.2 billion from asset-based finance.
o
Market appreciation was driven by appreciation of $1.4 billion from direct lending (which reflected $167.9 million of foreign exchange depreciation), partially offset by depreciation of $1.1 billion from liquid credit strategies (which reflected $520.6 million of foreign exchange depreciation).

o	Realizations were driven by $2.1 billion from direct lending, $1.3 billion from liquid credit strategies and $451.6 million from our energy strategies.
o	Outflows were driven by $1.2 billion from liquid credit strategies and $1.0 billion from direct lending.

•
In our Hedge Fund Solutions segment, an increase of $1.8 billion from $78.2 billion at June 30, 2023 to $80.0 billion at September 30, 2023. The net increase was due to inflows of $2.3 billion and market appreciation of $1.6 billion, offset by outflows of $1.7 billion and realizations of $386.2 million.

o	Inflows were driven by $1.2 billion from customized solutions, $865.9 million from liquid and specialized solutions and $196.8 million from commingled products.
o
Market appreciation was driven by appreciation of $951.3 million from customized solutions (which reflected $107.4 million of foreign exchange depreciation), $387.9 million from liquid and specialized solutions (which reflected $18.6 million of foreign exchange depreciation) and $218.0 million from commingled products (which reflected $87.8 million of foreign exchange depreciation).

o	Outflows were driven by $820.4 million from customized solutions, $784.0 million from liquid and specialized solutions and $73.3 million from commingled products.
o	Realizations were driven by $327.8 million from liquid and specialized solutions.
Total Assets Under Management were $1,007.4 billion at September 30, 2023, an increase of $32.7 billion compared to $974.7 billion at December 31, 2022. The net increase was due to:

•
In our Real Estate segment, an increase of $5.4 billion from $326.1 billion at December 31, 2022 to $331.5 billion at September 30, 2023. The net increase was due to inflows of $34.0 billion, offset by realizations of $14.2 billion, outflows of $11.6 billion and market depreciation of $2.9 billion.

o
Inflows were driven by $13.3 billion from BREDS, primarily due to allocations of insurance capital and fundraising for the fifth real estate debt strategies fund, $13.0 billion from BREIT, including $4.5 billion from UC Investments in the first quarter of 2023, and $6.7 billion from BREP and co-investment,
primarily from fundraising for the seventh European opportunistic fund and BREP X.

o	Realizations were driven by $7.4 billion from BREIT, $2.5 billion from BREP and co-investment and $2.5 billion from BREDS.
o	Outflows were driven by $10.1 billion from BREIT, reflecting repurchases.
o
Market depreciation was primarily driven by depreciation of $2.6 billion from BPP and co-investment
(which reflected $401.2 million of foreign exchange depreciation) and $2.1 billion from BREP and co-investment
(which reflected $883.9 million of foreign exchange depreciation), partially offset by appreciation of $2.1 billion from BREIT (which reflected $11.3 million of foreign exchange depreciation).

•
In our Private Equity segment, an increase of $9.7 billion from $288.9 billion at December 31, 2022 to $298.6 billion at September 30, 2023. The net increase was due to inflows of $16.6 billion and market appreciation of $12.9 billion, offset by realizations of $17.8 billion and outflows of $1.9 billion.

o	Inflows were driven by $8.0 billion from corporate private equity, $2.9 billion from Tactical Opportunities, $2.7 billion from BIP and $2.4 billion from Strategic Partners.
o
Market appreciation was driven by appreciation of $7.2 billion from corporate private equity (which reflected $7.6 million of foreign exchange appreciation) and $2.7 billion from BIP (which reflected $81.2 million of foreign exchange depreciation).

o	Realizations were driven by $9.9 billion from corporate private equity, $3.8 billion from Strategic Partners and $2.9 billion from Tactical Opportunities.
o	Outflows were driven by $853.7 million from Strategic Partners, $538.4 million from corporate private equity and $257.3 million from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $17.3 billion from $279.9 billion at December 31, 2022 to $297.2 billion at September 30, 2023. The net increase was due to inflows of $39.3 billion and market appreciation of $6.6 billion, offset by realizations of $15.2 billion and outflows of $13.4 billion.

o	Inflows were driven by $17.0 billion from direct lending, $9.7 billion from liquid credit strategies and $4.4 billion from asset-based finance.

o
Market appreciation was driven by appreciation of $3.8 billion from direct lending (which reflected $13.7 million of foreign exchange depreciation) and $1.3 billion from liquid credit strategies (which reflected $103.6 million of foreign exchange appreciation).

o	Realizations were driven by $6.4 billion from direct lending, $3.0 billion from mezzanine funds and $2.4 billion from liquid credit strategies.
o	Outflows were driven by $5.8 billion from liquid credit strategies and $4.8 billion from direct lending.

•
In our Hedge Fund Solutions segment, an increase of $280.9 million from $79.7 billion at December 31, 2022 to $80.0 billion at September 30, 2023. The net increase was due to inflows of $5.8 billion and market appreciation of $3.1 billion, offset by outflows of $5.9 billion and realizations of $2.7 billion.

o	Inflows were driven by $2.7 billion from liquid and specialized solutions, $2.6 billion from customized solutions and $471.3 million from commingled products.
o
Market appreciation was driven by appreciation of $1.5 billion from customized solutions (which reflected $262.3 million of foreign exchange depreciation), $1.1 billion from liquid and specialized solutions (which reflected $50.5 million of foreign exchange depreciation) and $474.6 million from commingled products (which reflected $133.7 million of foreign exchange depreciation).

o	Outflows were driven by $2.2 billion from customized solutions, $1.9 billion from liquid and specialized solutions and $1.9 billion from commingled products.
o	Realizations were driven by $2.6 billion from liquid and specialized solutions.
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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of September 30, 2023 and 2022. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “—
Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	September 30,
	2023	2022

	(Dollars in Millions)
Real Estate
BREP IV	$6	$7
BREP V	4	3
BREP VI	20	24
BREP VII	22	145
BREP VIII	657	830
BREP IX	916	1,002
BREP Europe IV	23	68
BREP Europe V	—	96
BREP Europe VI	109	74
BREP Asia I	93	105
BREP Asia II	—	119
BPP	387	735
BREDS	30	14
BTAS	18	37

Total Real Estate (a)	2,285	3,258

Private Equity
BCP IV	6	7
BCP V	17	8
BCP VI	365	463
BCP VII	810	870
BCP VIII	345	227
BCP Asia I	113	137
BEP I	29	33
BEP II	143	—
BEP III	215	86
BCEP I	220	219
Tactical Opportunities	235	233
Strategic Partners	512	548
BIP	324	126
BXLS	62	26
BTAS/Other	176	202

Total Private Equity (a)	3,569	3,186

Credit & Insurance	292	297

Hedge Fund Solutions	289	320

Total Blackstone Net Accrued Performance Revenues	$6,435	$7,060

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
For the twelve months ended September 30, 2023, Net Accrued Performance Revenues receivable decreased due to net realized distributions of $1.6 billion, partially offset by Net Performance Revenues of $1.0 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
Perpetual Capital Total Assets Under Management were $388.3 billion as of September 30, 2023, an increase of $4.0 billion, compared to $384.3 billion as of June 30, 2023. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $3.7 billion and $2.9 billion, respectively. Principal drivers of these increases were:

•	In our Private Equity segment, growth in BIP resulted in an increase of $2.8 billion.
•	In our Credit & Insurance segment, growth in BCRED and insurance capital managed in the Credit & Insurance segment resulted in increases of $2.3 billion and $1.2 billion, respectively.

Perpetual Capital Total Assets Under Management were $388.3 billion as of September 30, 2023, an increase of $17.1 billion, compared to $371.1 billion as of December 31, 2022. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $11.6 billion and $5.4 billion, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, growth in insurance capital managed in the Credit & Insurance segment and BCRED resulted in increases of $8.1 billion and $2.7 billion, respectively.
•	In our Private Equity segment, growth in BIP resulted in an increase of $4.7 billion.
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

The following table presents the investment record of our significant carry/drawdown funds and selected perpetual capital strategies from inception through September 30, 2023:
Carry/Drawdown Funds

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	19,990	n/a	—	4,641,310	1.7x	4,661,300	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	6,226	n/a	—	13,463,448	2.3x	13,469,674	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,122	550,788	177,175	2.1x	73%	27,555,714	2.5x	27,732,889	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,501,324	1,440,070	2,251,607	0.6x	5%	28,259,297	2.4x	30,510,904	2.0x	21%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,597,812	2,172,541	13,402,672	1.5x	1%	21,694,783	2.5x	35,097,455	2.0x	28%	15%
BREP IX (Jun 2019 / Aug 2022)	21,340,670	3,404,572	26,429,803	1.5x	1%	8,490,679	2.2x	34,920,482	1.6x	61%	21%
*BREP X (Aug 2022 / Feb 2028)	30,498,731	28,585,335	2,023,421	1.1x	37%	—	n/a	2,023,421	1.1x	n/a	n/m

Total Global BREP	$ 103,979,240	$ 36,153,306	$ 44,310,894	1.4x	3%	$ 111,640,149	2.4x	$ 155,951,043	2.0x	18%	16%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,420	398,122	196,294	0.4x	—	5,854,592	2.4x	6,050,886	2.0x	18%	13%
BREP Europe IV (Sep 2013 / Dec 2016)	6,674,949	1,310,820	1,234,020	0.9x	—	9,972,153	1.9x	11,206,173	1.7x	19%	12%
BREP Europe V (Dec 2016 / Oct 2019)	7,979,853	1,146,014	4,967,635	0.9x	—	6,694,372	3.9x	11,662,007	1.7x	41%	10%
BREP Europe VI (Oct 2019 / Sep 2023)	10,033,576	3,578,573	7,906,179	1.2x	—	3,424,218	2.6x	11,330,397	1.4x	72%	18%
*BREP Europe VII (Sep 2023 / Mar 2029)	4,055,206	4,055,206	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total BREP Europe	€ 34,402,924	€ 10,488,735	€ 14,304,128	1.0x	—	€ 29,901,537	2.3x	€ 44,205,665	1.7x	17%	12%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,262,075	$898,383	$1,666,676	1.6x	28%	$6,927,744	1.9x	$8,594,420	1.9x	16%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,353,190	1,345,680	6,659,758	1.2x	4%	1,617,659	1.9x	8,277,417	1.3x	32%	6%
*BREP Asia III (Mar 2022 / Sep 2027)	8,225,044	7,104,528	996,803	0.9x	—	—	n/a	996,803	0.9x	n/a	-26%

Total BREP Asia	19,840,309	9,348,591	9,323,237	1.2x	8%	8,545,403	1.9x	17,868,640	1.5x	17%	9%
BREP Co-Investment (f)	7,298,717	31,955	1,009,091	2.2x	—	15,150,534	2.2x	16,159,625	2.2x	16%	16%

Total BREP	$171,601,150	$56,688,317	$70,819,791	1.3x	3%	$171,890,997	2.3x	$242,710,788	1.9x	17%	15%

*BREDS High-Yield (Various) (g)	$23, 82 6,197	$7,740,038	$6,078,085	1.0x	—	$18,306,169	1.3x	$24,384,254	1.2x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	n/a	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,268,627	2.5x	3,268,627	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,228,707	2.3x	9,228,707	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	15,819	n/a	—	2,981,999	1.4x	2,997,818	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	195,824	27,813	n/a	—	21,694,051	2.9x	21,721,864	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	69,929	4.7x	100%	38,790,444	1.9x	38,860,373	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,536	1,341,319	5,225,663	2.0x	28%	27,574,219	2.2x	32,799,882	2.2x	14%	13%
BCP VII (May 2016 / Feb 2020)	18,856,748	1,693,546	18,896,671	1.6x	21%	15,254,119	2.5x	34,150,790	1.9x	30%	13%
*BCP VIII (Feb 2020 / Feb 2026)	25,651,696	11,181,728	19,590,887	1.3x	7%	1,179,647	2.4x	20,770,534	1.4x	n/m	12%
BCP IX (TBD)	17,097,378	17,097,378	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	513,784	1.6x	58%	4,169,241	2.0x	4,683,025	2.0x	14%	11%
Energy II (Feb 2015 / Feb 2020)	4,628,418	866,986	4,356,903	1.8x	67%	3,463,693	1.6x	7,820,596	1.7x	13%	8%
*Energy III (Feb 2020 / Feb 2026)	4,364,432	1,951,764	4,555,423	2.0x	20%	1,139,860	2.3x	5,695,283	2.0x	61%	39%
Energy Transition IV (TBD)	2,317,245	2,317,245	—	n/a	—	—	n/a	—	n/a	n/a	n/a
BCP Asia I (Dec 2017 / Sep 2021)	2,438,028	418,459	2,969,214	1.6x	28%	1,787,587	4.9x	4,756,801	2.2x	96%	27%
*BCP Asia II (Sep 2021 / Sep 2027)	6,656,786	4,945,392	1,878,551	1.2x	10%	25	n/a	1,878,576	1.2x	n/a	n/m
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,761,601	1,164,732	7,320,559	1.9x	—	2,440,551	4.4x	9,761,110	2.2x	56%	18%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,205,237	5,721,426	3,182,425	1.3x	—	68,770	n/a	3,251,195	1.4x	n/a	13%

Total Corporate Private Equity	$148,721,890	$50,130,125	$68,603,641	1.6x	17%	$134,783,278	2.2x	$203,386,919	1.9x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$30,364,340	$15,896,639	$11,532,042	1.2x	8%	$22,701,599	1.8x	$34,233,641	1.6x	16%	11%
*Tactical Opportunities Co-Investment and Other (Various)	10,029,256	1,411,126	4,675,833	1.7x	5%	8,853,429	1.6x	13,529,262	1.6x	18%	16%

Total Tactical Opportunities	$40,393,596	$17,307,765	$16,207,875	1.3x	7%	$31,555,028	1.8x	$47,762,903	1.6x	17%	12%

Growth
*BXG I (Jul 2020 / Jul 2025)	$5,056,267	$1,256,237	$3,447,373	1.0x	2%	$484,034	2.7x	$3,931,407	1.0x	n/m	-3%
BXG II (TBD)	4,093,732	4,093,732	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Growth	$9,149,999	$5,349,969	$3,447,373	1.0x	2%	$484,034	2.7x	$3,931,407	1.0x	n/m	-3%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$11,035,527	$616,300	$330,662	n/a	—	$16,562,619	n/a	$16,893,281	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,772	617,474	901,474	n/a	—	4,160,215	n/a	5,061,689	1.7x	n/a	14%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,635,172	4,273,087	n/a	—	6,418,775	n/a	10,691,862	2.0x	n/a	18%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	487,992	1,207,710	n/a	—	1,113,866	n/a	2,321,576	1.7x	n/a	17%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	4,540,254	8,336,051	n/a	—	5,946,803	n/a	14,282,854	1.8x	n/a	32%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	6,530,642	2,256,022	2,007,881	n/a	—	2,003,485	n/a	4,011,366	1.6x	n/a	15%
*Strategic Partners Infrastructure III (Jun 2020 / Jul 2024) (i)	3,250,100	891,683	1,429,920	n/a	—	239,153	n/a	1,669,073	1.5x	n/a	32%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)	19,492,126	12,116,523	4,890,255	n/a	—	538,872	n/a	5,429,127	1.4x	n/a	24%
*Strategic Partners GP Solutions (Jun 2021 / / Dec 2026) (i)	2,045,211	966,522	722,901	n/a	—	—	n/a	722,901	1.1x	n/a	4%

Total Strategic Partners (Secondaries)	$66,719,755	$24,127,942	$24,099,941	n/a	—	$36,983,788	n/a	$61,083,729	1.7x	n/a	15%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$910,000	$92,300	$825,214	1.5x	1%	$337,376	1.9x	$1,162,590	1.6x	23%	10%
*BXLS V (Jan 2020 / Jan 2025)	4,915,804	3,118,269	2,251,754	1.6x	2%	139,281	1.1x	2,391,035	1.5x	n/m	10%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$—	n/a	—	$4,809,097	1.6x	$4,809,097	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	993,248	165,527	0.4x	—	6,589,943	1.4x	6,755,470	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,036,502	2,556,242	1.0x	—	7,323,798	1.6x	9,880,040	1.4x	n/a	11%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	2,779,863	3,082,289	1.1x	—	568,391	1.9x	3,650,680	1.1x	n/a	11%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	273,036	0.4x	—	5,312,944	1.2x	5,585,980	1.1x	n/a	1%
Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	1,946,417	2,843,752	1.0x	—	3,278,224	1.4x	6,121,976	1.2x	n/a	8%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,134,875	492,250	0.7x	—	3,022,524	1.8x	3,514,774	1.5x	n/a	10%
Energy II (Feb 2019 / Jun 2023)	3,616,081	1,566,007	1,811,154	1.0x	—	1,713,153	1.6x	3,524,307	1.3x	n/a	17%
*Green Energy III (May 2023 / May 2028)	6,477,000	6,294,372	183,395	1.0x	—	4,910	n/a	188,305	1.0x	n/a	n/m
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€287,688	€525,783	0.7x	—	€2,668,448	1.3x	€3,194,231	1.2x	n/a	2%
European Senior Debt II (Jun 2019 / Jun 2023) (j)	€4,088,344	€983,930	€4,399,254	1.0x	—	€1,882,079	2.0x	€6,281,333	1.2x	n/a	10%

Total Credit Drawdown Funds (k)	$53,366,033	$17,742,168	$16,622,026	0.9x	—	$43,657,741	1.5x	$60,279,767	1.3x	n/a	10%

Selected Perpetual Capital Strategies (l)

Fund (Inception Year) (a)	Investment Strategy	Total AUM	Total Net Return (m)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners Platform (2013) (n)	Core+ Real Estate	$68,708,288	8%
BREIT - Blackstone Real Estate Income Trust (2017) (o)	Core+ Real Estate	66,009,910	11%
BREIT - Class I (p)	Core+ Real Estate		12%
BXMT - Blackstone Mortgage Trust (2013) (q)	Real Estate Debt	6,419,843	7%
Private Equity
BIP - Blackstone Infrastructure Partners (2019) (r)	Infrastructure	31,418,214	17%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (s)	U.S. Direct Lending	11,065,490	11%
BCRED - Blackstone Private Credit Fund (2021) (t)	U.S. Direct Lending	61,283,160	10%
BCRED - Class I (u)	U.S. Direct Lending		10%
Hedge Fund Solutions
BSCH - Blackstone Strategic Capital Holdings (2014) (v)	GP Stakes	9,038,198	10%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2023 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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
and Strategic Partners Real Estate, SMA and Other exclude investment vehicles where Blackstone does not earn fees, which were previously included.

(j)	European Senior Debt II Levered has a net return of 16%, European Senior Debt II Unlevered has a net return of 8%.
(k)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the credit drawdown funds presented.
(l)
Represents the performance for select Perpetual Capital Strategies; strategies excluded consist primarily of (1) investment strategies that have been investing for less than one year, (2) perpetual capital assets managed for certain insurance clients, and (3) investment vehicles where Blackstone does not earn fees.

(m)
Unless otherwise indicated, Total Net Return represents the annualized inception to September 30, 2023 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(n)
BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 funds, co-investment
and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of September 30, 2023, these vehicles represented $2.8 billion of Total Assets Under Management.

(o)
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

(q)
The BXMT Total Net Return reflects annualized market return of a shareholder invested in BXMT since inception, May 22, 2013, through September 30, 2023, assuming reinvestment of all dividends received during the period.

(r)	Including co-investment vehicles, BIP Total Assets Under Management is $39.8 billion.
(s)
The BXSL Total Assets Under Management and Total Net Return are presented as of June 30, 2023. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(t)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of September 30, 2023 was $26.2 billion.

(u)
Represents the Total Net Return for BCRED’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. Class I Total Net Return is presented on an annualized basis and is from January 7, 2021.

(v)
BSCH represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment
vehicles that do not pay fees, BSCH Total Assets Under Management is $9.9 billion.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Nine Months Ended
	September 30,		2023 vs. 2022		September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$697,561	$610,606	$86,955	14%	$2,112,925	$1,802,543	$310,382	17%
Transaction and Other Fees, Net	10,686	54,342	(43,656)	-80%	58,313	141,801	(83,488)	-59%
Management Fee Offsets	(7,616)	(1,842)	(5,774)	313%	(26,380)	(3,491)	(22,889)	656%

Total Management Fees, Net	700,631	663,106	37,525	6%	2,144,858	1,940,853	204,005	11%
Fee Related Performance Revenues	127,841	260,003	(132,162)	-51%	279,888	1,017,027	(737,139)	-72%
Fee Related Compensation	(199,384)	(239,572)	40,188	-17%	(536,000)	(858,307)	322,307	-38%
Other Operating Expenses	(83,074)	(74,701)	(8,373)	11%	(229,204)	(229,033)	(171)	-

Fee Related Earnings	546,014	608,836	(62,822)	-10%	1,659,542	1,870,540	(210,998)	-11%

Realized Performance Revenues	17,419	142,794	(125,375)	-88%	148,236	2,943,430	(2,795,194)	-95%
Realized Performance Compensation	(7,813)	(33,464)	25,651	-77%	(80,571)	(1,154,897)	1,074,326	-93%
Realized Principal Investment Income	1,565	45,297	(43,732)	-97%	3,719	128,388	(124,669)	-97%

Net Realizations	11,171	154,627	(143,456)	-93%	71,384	1,916,921	(1,845,537)	-96%

Segment Distributable Earnings	$557,185	$763,463	$(206,278)	-27%	$1,730,926	$3,787,461	$(2,056,535)	-54%

n/m  Not meaningful.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Segment Distributable Earnings were $557.2 million for the three months ended September 30, 2023, a decrease of $206.3 million, compared to $763.5 million for the three months ended September 30, 2022. The decrease in Segment Distributable Earnings was attributable to decreases of $62.8 million in Fee Related Earnings and $143.5 million in Net Realizations.

Our global opportunistic and core+ real estate portfolios’ concentration in high-conviction sectors where we see favorable long-term fundamentals helped support performance in a challenging market environment in the third quarter of 2023. Notably, strong demand drove operating performance in key sectors, including digital infrastructure, logistics and student housing. Notwithstanding this strength, the real estate market has been characterized by divergent performance across sectors. Growth has begun to moderate in certain areas of the real estate portfolio, including U.S. multifamily and U.S. hotels. Weakening fundamentals persist in the office sector and traditional U.S. office buildings remain particularly challenged. Traditional U.S. office, however, represents less than 2% of the aggregate net asset value of our global opportunistic and core+ real estate portfolios. Additionally, the rapid rise in interest rates has adversely impacted real estate valuations and represents a headwind for real estate valuations. Coupled with a more constrained financing market, these conditions have also resulted and are likely to continue to result in reduced realizations for a period of time, which would negatively impact Segment Distributable Earnings in our Real Estate segment. Nevertheless, these difficult market conditions will further constrain future new supply, which we believe could be favorable for longer-term real estate values. We also believe that in the context of decelerating inflation and as markets stabilize, realizations should re-accelerate over time. Although deployment has been more challenging in recent quarters, we believe our real estate segment funds are well positioned to take advantage of deployment opportunities that arise.
Fundraising in the third quarter of 2023 remained positive despite a challenging market backdrop. Perpetual capital strategies, including BREIT, represent an increasing percentage of Total Assets Under Management in our Real Estate segment. While BREIT repurchase requests in September and October were materially down from their peak in January 2023, BREIT continued to experience net outflows in the third quarter. A continuation or worsening of the current environment, however, could further adversely affect net flows in certain perpetual capital strategies for an extended period of time. We believe the long-term growth trajectory remains positive and that strong investment performance and investor under-allocation to such strategies should drive flows over the long-term. See “Part I. Item 1A. Risk Factors — Risks Related to our Business — We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk” in our Annual Report on Form
10-K for
the year ended December 31, 2022.
Fee Related Earnings
Fee Related Earnings were $546.0 million for the three months ended September 30, 2023, a decrease of $62.8 million, compared to $608.8 million for the three months ended September 30, 2022. The decrease in Fee Related Earnings was attributable to a decrease of $132.2 million in Fee Related Performance Revenues and an increase of $8.4 million in Other Operating Expenses, partially offset by a decrease of $40.2 million in Fee Related Compensation and an increase of $37.5 million in Management Fees, Net.
Fee Related Performance Revenues were $127.8 million for the three months ended September 30, 2023, a decrease of $132.2 million, compared to $260.0 million for the three months ended September 30, 2022. The decrease was primarily due to lower Fee Related Performance Revenues in BREIT.
Other Operating Expenses were $83.1 million for the three months ended September 30, 2023, an increase of $8.4 million, compared to $74.7 million for the three months ended September 30, 2022. The increase was primarily due to occupancy costs and technology-related expenses.
Fee Related Compensation was $199.4 million for the three months ended September 30, 2023, a decrease of $40.2 million, compared to $239.6 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease in Fee Related Performance Revenues, partially offset by an increase in Management Fees, Net, both of which impact Fee Related Compensation.
Management Fees, Net were $700.6 million for the three months ended September 30, 2023, an increase of $37.5 million, compared to $663.1 million for the three months ended September 30, 2022, primarily driven by an increase in Base Management Fees, partially offset by a decrease in Transaction and Other Fees, Net. Base Management Fees increased $87.0 million primarily due to
Fee-Earning
Assets Under Management growth in BREP and BREDS. Transaction and Other Fees, Net decreased $43.7 million primarily due to a decrease in acquisition fees paid to the advisor of certain funds.

Net Realizations
Net Realizations were $11.2 million for the three months ended September 30, 2023, a decrease of $143.5 million, compared to $154.6 million for the three months ended September 30, 2022. The decrease in Net Realizations was attributable to decreases of $125.4 million in Realized Performance Revenues and $43.7 million in Realized Principal Investment Income, partially offset by a decrease of $25.7 million in Realized Performance Compensation.
Realized Performance Revenues were $17.4 million for the three months ended September 30, 2023, a decrease of $125.4 million, compared to $142.8 million for the three months ended September 30, 2022. The decrease was primarily due to lower Realized Performance Revenues in BREP.
Realized Principal Investment Income was $1.6 million for the three months ended September 30, 2023, a decrease of $43.7 million, compared to $45.3 million for the three months ended September 30, 2022. The decrease was primarily due to lower realized gains in BREP.
Realized Performance Compensation was $7.8 million for the three months ended September 30, 2023, a decrease of $25.7 million, compared to $33.5 million for the three months ended September 30, 2022. The decrease was primarily due to the decrease in Realized Performance Revenues.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Segment Distributable Earnings were $1.7 billion for the nine months ended September 30, 2023, a decrease of $2.1 billion, compared to $3.8 billion for the nine months ended September 30, 2022. The decrease in Segment Distributable Earnings was attributable to decreases of $211.0 million in Fee Related Earnings and $1.8 billion in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $1.7 billion for the nine months ended September 30, 2023, a decrease of $211.0 million, compared to $1.9 billion for the nine months ended September 30, 2022. The decrease in Fee Related Earnings was primarily attributable to a decrease of $737.1 million in Fee Related Performance Revenues, partially offset by a decrease of $322.3 million in Fee Related Compensation and an increase of $204.0 million in Management Fees, Net.
Fee Related Performance Revenues were $279.9 million for the nine months ended September 30, 2023, a decrease of $737.1 million, compared to $1.0 billion for the nine months ended September 30, 2022. The decrease was primarily due to lower Fee Related Performance Revenues in BREIT.
Fee Related Compensation was $536.0 million for the nine months ended September 30, 2023, a decrease of $322.3 million, compared to $858.3 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease in Fee Related Performance Revenues, partially offset by an increase in Management Fees, Net, both of which impact Fee Related Compensation.
Management Fees, Net were $2.1 billion for the nine months ended September 30, 2023, an increase of $204.0 million, compared to $1.9 billion for the nine months ended September 30, 2022, primarily driven by an increase in Base Management Fees, partially offset by a decrease in Transaction and Other Fees, Net. Base Management Fees increased $310.4 million primarily due to
Fee-Earning
Assets Under Management growth in BREP and BREDS. Transaction and Other Fees, Net decreased $83.5 million primarily due to a decrease in acquisition fees paid to the advisor of certain funds.

Net Realizations
Net Realizations were $71.4 million for the nine months ended September 30, 2023, a decrease of $1.8 billion, compared to $1.9 billion for the nine months ended September 30, 2022. The decrease in Net Realizations was primarily attributable to a decrease of $2.8 billion in Realized Performance Revenues, partially offset by a decrease of $1.1 billion in Realized Performance Compensation.
Realized Performance Revenues were $148.2 million for the nine months ended September 30, 2023, a decrease of $2.8 billion, compared to $2.9 billion for the nine months ended September 30, 2022. The decrease was primarily due to lower Realized Performance Revenues in BREP.
Realized Performance Compensation was $80.6 million for the nine months ended September 30, 2023, a decrease of $1.1 billion, compared to $1.2 billion for the nine months ended September 30, 2022. The decrease was primarily due to the decrease in Realized Performance Revenues.
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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Nine Months Ended				September 30, 2023
	September 30,				September 30,				Inception to Date
	2023		2022		2023		2022		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	-11%	-10%	-4%	-3%	-24%	-21%	8%	6%	29%	21%	21%	14%
BREP VIII	-3%	-3%	-	-	-5%	-5%	13%	10%	35%	28%	21%	15%
BREP IX	-2%	-2%	-	-	-1%	-2%	17%	13%	89%	61%	30%	21%
BREP Europe IV (b)	-7%	-6%	-4%	-4%	-12%	-11%	-2%	-3%	26%	19%	18%	12%
BREP Europe V (b)	-4%	-3%	-2%	-2%	-7%	-6%	5%	4%	50%	41%	15%	10%
BREP Europe VI (b)	3%	2%	-3%	-3%	11%	7%	10%	6%	97%	72%	29%	18%
BREP Asia I	2%	2%	-3%	-2%	1%	-	-3%	-3%	24%	16%	18%	12%
BREP Asia II	-2%	-3%	-1%	-1%	-4%	-2%	-1%	-1%	47%	32%	10%	6%
BREP Asia III	-9%	-13%	n/m	n/m	-8%	-20%	n/m	n/m	n/a	n/a	-9%	-26%
BREP Co-Investment (c)	1%	1%	-	-	4%	3%	22%	21%	18%	16%	18%	16%
BPP (d)	-2%	-2%	2%	2%	-3%	-4%	14%	12%	n/a	n/a	10%	8%
BREIT (e)	n/a	2%	n/a	2%	n/a	3%	n/a	9%	n/a	n/a	n/a	11%
BREIT - Class I (f)	n/a	2%	n/a	2%	n/a	3%	n/a	9%	n/a	n/a	n/a	12%
BREDS High-Yield (g)	4%	2%	2%	2%	8%	5%	2%	-	14%	10%	13%	9%
BXMT (h)	n/a	7%	n/a	-13%	n/a	13%	n/a	-19%	n/a	n/a	n/a	7%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.

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

Funds With Closed Investment Periods as of September 30, 2023
The Real Estate segment has thirteen funds with closed investment periods as of September 30, 2023: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I and BREDS III. As of September 30, 2023, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREP Europe VI, BREP Europe V and BREDS III were above their carried interest thresholds. As of September 30, 2023, BREP Asia II was below its carried interest threshold. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Nine Months Ended
	September 30,		2023 vs. 2022		September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$457,008	$466,474	$(9,466)	-2%	$1,351,630	$1,321,405	$30,225	2%
Transaction, Advisory and Other Fees, Net	21,780	24,313	(2,533)	-10%	85,389	64,522	20,867	32%
Management Fee Offsets	(1,982)	(3,634)	1,652	-45%	(4,058)	(53,933)	49,875	-92%

Total Management and Advisory Fees, Net	476,806	487,153	(10,347)	-2%	1,432,961	1,331,994	100,967	8%
Fee Related Performance Revenues	-	-	-	n/m	-	(648)	648	-100%
Fee Related Compensation	(145,987)	(142,381)	(3,606)	3%	(463,293)	(446,053)	(17,240)	4%
Other Operating Expenses	(78,547)	(76,138)	(2,409)	3%	(229,713)	(227,115)	(2,598)	1%

Fee Related Earnings	252,272	268,634	(16,362)	-6%	739,955	658,178	81,777	12%

Realized Performance Revenues	299,272	309,326	(10,054)	-3%	945,770	882,448	63,322	7%
Realized Performance Compensation	(117,814)	(164,531)	46,717	-28%	(413,389)	(428,614)	15,225	-4%
Realized Principal Investment Income	22,497	38,015	(15,518)	-41%	59,353	112,357	(53,004)	-47%

Net Realizations	203,955	182,810	21,145	12%	591,734	566,191	25,543	5%

Segment Distributable Earnings	$456,227	$451,444	$4,783	1%	$1,331,689	$1,224,369	$107,320	9%

n/m  Not meaningful.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Segment Distributable Earnings were $456.2 million for the three months ended September 30, 2023, an increase of $4.8 million, compared to $451.4 million for the three months ended September 30, 2022. The increase in Segment Distributable Earnings was attributable to an increase of $21.1 million in Net Realizations, partially offset by a decrease of $16.4 million in Fee Related Earnings.
Despite a challenging market environment, our Private Equity segment demonstrated resilient performance across nearly all of its strategies in the third quarter of 2023. Our thematic investments, including those in digital infrastructure and life sciences, were substantial drivers of appreciation in the segment in the third quarter. In corporate private equity, input and wage costs have continued to abate, allowing for improved margin performance in the overall portfolio relative to the prior year period. Nonetheless, in the third quarter, continued economic uncertainty and negative market sentiment contributed to muted realizations, which could continue at a relatively low level until such conditions improve. Deployment has also been more challenging in recent quarters, but we believe our Private Equity segment funds are well positioned to take advantage of investment opportunities that arise in a dislocated market. Difficult market conditions and lower realizations have pressured investors’ ability to allocate to private equity strategies and contributed to an already demanding fundraising environment. Given these near-term headwinds, fundraising for our flagship corporate private equity fund has remained challenging.

Fee Related Earnings
Fee Related Earnings were $252.3 million for the three months ended September 30, 2023, a decrease of $16.4 million, compared to $268.6 million for the three months ended September 30, 2022. The decrease in Fee Related Earnings was primarily attributable to a decrease of $10.3 million in Management and Advisory Fees, Net.
Management and Advisory Fees, Net were $476.8 million for the three months ended September 30, 2023, a decrease of $10.3 million, compared to $487.2 million for the three months ended September 30, 2022, primarily driven by a decrease in Base Management Fees. Base Management Fees decreased $9.5 million primarily due to (a) management fees charged from inception for additional commitments from limited partners to Strategic Partners IX and Strategic Partners GP Solutions in the third quarter of 2022, and (b) a decrease in
Fee-Earning
Assets Under Management due to dispositions in Tactical Opportunities.
Net Realizations
Net Realizations were $204.0 million for the three months ended September 30, 2023, an increase of $21.1 million, or 12%, compared to $182.8 million for the three months ended September 30, 2022. The increase in Net Realizations was attributable to a decrease of $46.7 million in Realized Performance Compensation, partially offset by decreases of $15.5 million in Realized Principal Investment Income and $10.1 million in Realized Performance Revenues.
Realized Performance Compensation was $117.8 million for the three months ended September 30, 2023, a decrease of $46.7 million, compared to $164.5 million for the three months ended September 30, 2022. The decrease was primarily due to lower Realized Performance Compensation in Tactical Opportunities and Strategic Partners, partially offset by higher Realized Performance Compensation in corporate private equity.
Realized Principal Investment Income was $22.5 million for the three months ended September 30, 2023, a decrease of $15.5 million, compared to $38.0 million for the three months ended September 30, 2022. The decrease was primarily due to lower Realized Principal Investment Income in Tactical Opportunities, Strategic Partners and BIP.
Realized Performance Revenues were $299.3 million for the three months ended September 30, 2023, a decrease of $10.1 million, compared to $309.3 million for the three months ended September 30, 2022. The decrease was primarily due to lower Realized Performance Revenues in Tactical Opportunities and Strategic Partners, partially offset by higher Realized Performance Revenues in corporate private equity.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Segment Distributable Earnings were $1.3 billion for the nine months ended September 30, 2023, an increase of $107.3 million, compared to $1.2 billion for the nine months ended September 30, 2022. The increase in Segment Distributable Earnings was attributable to increases of $81.8 million in Fee Related Earnings and $25.5 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $740.0 million for the nine months ended September 30, 2023, an increase of $81.8 million, or 12%, compared to $658.2 million for the nine months ended September 30, 2022. The increase in Fee Related Earnings was primarily attributable to an increase of $101.0 million in Management and Advisory Fees, Net, partially offset by a decrease of $17.2 million in Fee Related Compensation.

Management and Advisory Fees, Net were $1.4 billion for the nine months ended September 30, 2023, an increase of $101.0 million, compared to $1.3 billion for the nine months ended September 30, 2022, driven by a decrease in Management Fee Offsets and increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Management Fee Offsets decreased $49.9 million primarily due to a reduction in Management Fee Offsets in Strategic Partners IX. Base Management Fees increased $30.2 million primarily due to (a) additional commitments from limited partners to Strategic Partners IX and the commencement of Strategic Partners Real Estate VIII’s investment period in the second quarter of 2022, and
(b) Fee-Earning
Assets Under Management Growth in BIP. Transaction, Advisory and Other Fees, Net increased $20.9 million primarily due to deal activity in BXCM.
Fee Related Compensation was $463.3 million for the nine months ended September 30, 2023, an increase of $17.2 million, compared to $446.1 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $591.7 million for the nine months ended September 30, 2023, an increase of $25.5 million, compared to $566.2 million for the nine months ended September 30, 2022. The increase in Net Realizations was attributable to an increase of $63.3 million in Realized Performance Revenues and a decrease of $15.2 million in Realized Performance Compensation, partially offset by a decrease of $53.0 million in Realized Principal Investment Income.
Realized Performance Revenues were $945.8 million for the nine months ended September 30, 2023, an increase of $63.3 million, compared to $882.4 million for the nine months ended September 30, 2022. The increase was primarily due to higher Realized Performance Revenues in corporate private equity, partially offset by lower Realized Performance Revenues in Tactical Opportunities and Strategic Partners.
Realized Performance Compensation was $413.4 million for the nine months ended September 30, 2023, a decrease of $15.2 million, compared to $428.6 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease in Realized Performance Revenues in Tactical Opportunities and Strategic Partners, partially offset by higher Realized Performance Revenues in corporate private equity.
Realized Principal Investment Income was $59.4 million for the nine months ended September 30, 2023, a decrease of $53.0 million, compared to $112.4 million for the nine months ended September 30, 2022. The decrease was primarily due to the segment’s allocation of the gain recognized in a Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”) sale transaction in the third quarter of 2022, partially offset by higher Realized Principal Investment Income in corporate private equity.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Nine Months Ended				September 30, 2023
	September 30,				September 30,				Inception to Date
	2023		2022		2023		2022		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	2%	1%	7%	6%	6%	5%	3%	3%	19%	14%	17%	13%
BCP VII	-1%	-1%	-4%	-4%	9%	7%	-13%	-12%	38%	30%	19%	13%
BCP VIII	3%	2%	-	-1%	8%	5%	-1%	-3%	n/m	n/m	22%	12%
BEP I	-	-	9%	8%	-10%	-8%	45%	36%	18%	14%	15%	11%
BEP II	6%	3%	2%	2%	13%	7%	28%	27%	14%	13%	12%	8%
BEP III	4%	3%	9%	6%	28%	21%	15%	10%	82%	61%	59%	39%
BCP Asia I	7%	5%	-8%	-7%	4%	2%	-39%	-36%	128%	96%	39%	27%
BCEP I (b)	1%	1%	1%	1%	-	-	6%	5%	62%	56%	21%	18%
BCEP II (b)	12%	10%	-	-1%	20%	15%	4%	1%	n/a	n/a	20%	13%
Tactical Opportunities	-	-1%	-3%	-3%	5%	2%	-2%	-2%	20%	16%	15%	11%
Tactical Opportunities Co-Investment and Other	-	1%	-2%	1%	4%	4%	-1%	2%	19%	18%	19%	16%
BXG I	-2%	-3%	-1%	-2%	-4%	-6%	-14%	-14%	n/m	n/m	2%	-3%
Strategic Partners VI (c)	-	-	-6%	-7%	-1%	-1%	-6%	-7%	n/a	n/a	18%	14%
Strategic Partners VII (c)	1%	1%	-6%	-6%	2%	2%	-1%	-2%	n/a	n/a	23%	18%
Strategic Partners Real Assets II (c)	1%	-	-1%	-1%	19%	16%	12%	11%	n/a	n/a	20%	17%
Strategic Partners VIII (c)	-	-1%	-5%	-5%	1%	-	6%	5%	n/a	n/a	41%	32%
Strategic Partners Real Estate, SMA and Other (c)	-1%	-2%	6%	6%	-4%	-5%	31%	29%	n/a	n/a	16%	15%
Strategic Partners Infrastructure III (c)	1%	1%	3%	2%	6%	3%	43%	33%	n/a	n/a	51%	32%
Strategic Partners IX (c)	1%	-	n/m	n/m	16%	9%	n/m	n/m	n/a	n/a	41%	24%
Strategic Partners GP Solutions (c)	-3%	-2%	1%	1%	-9%	-9%	44%	35%	n/a	n/a	9%	4%
BIP	11%	9%	8%	6%	12%	9%	18%	14%	n/a	n/a	22%	17%
Clarus IV	-2%	-2%	3%	3%	-	-1%	6%	4%	28%	23%	17%	10%
BXLS V	21%	14%	4%	2%	29%	18%	6%	-1%	n/m	n/m	24%	10%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)
Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues. Excludes investment vehicles where Blackstone does not earn fees.

(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.

(c)
Gross and net returns are reported on a three-month lag and therefore do not include the impact of economic and market activities in the current quarter. Prior to June 30, 2023, the calculation of such metrics also incorporated investor cash flow information from the current quarter to the extent available. Effective June 30, 2023, such current quarter cash flow information is no longer incorporated. We believe the updated presentation is more reflective of the Strategic Partners’ investor experience. Prior periods have been recast. Realizations are treated as returns of capital until fully recovered and therefore Realized IRRs are not applicable. Effective June 30, 2023, Strategic Partners
I-V
and Strategic Partners Real Estate, SMA and Other exclude investment vehicles where Blackstone does not earn fees, which were previously included.

Funds With Closed Investment Periods as of September 30, 2023
The corporate private equity funds within the Private Equity segment have nine funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I. As of September 30, 2023, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and
BCP V-AC
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

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended				Nine Months Ended
	September 30,		2023 vs. 2022		September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$333,828	$312,663	$21,165	7%	$995,915	$911,697	$84,218	9%
Transaction and Other Fees, Net	10,362	10,629	(267)	-3%	33,815	27,143	6,672	25%
Management Fee Offsets	(898)	(1,323)	425	-32%	(3,055)	(4,107)	1,052	-26%

Total Management Fees, Net	343,292	321,969	21,323	7%	1,026,675	934,733	91,942	10%
Fee Related Performance Revenues	146,710	112,128	34,582	31%	409,645	260,410	149,235	57%
Fee Related Compensation	(148,056)	(135,420)	(12,636)	9%	(480,289)	(399,799)	(80,490)	20%
Other Operating Expenses	(76,147)	(68,696)	(7,451)	11%	(231,760)	(189,745)	(42,015)	22%

Fee Related Earnings	265,799	229,981	35,818	16%	724,271	605,599	118,672	20%

Realized Performance Revenues	14,349	12,459	1,890	15%	181,874	122,175	59,699	49%
Realized Performance Compensation	(5,451)	(4,992)	(459)	9%	(79,794)	(54,487)	(25,307)	46%
Realized Principal Investment Income	29,213	46,993	(17,780)	-38%	15,866	76,793	(60,927)	-79%

Net Realizations	38,111	54,460	(16,349)	-30%	117,946	144,481	(26,535)	-18%

Segment Distributable Earnings	$303,910	$284,441	$19,469	7%	$842,217	$750,080	$92,137	12%

n/m Not meaningful.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Segment Distributable Earnings were $303.9 million for the three months ended September 30, 2023, an increase of $19.5 million, compared to $284.4 million for the three months ended September 30, 2022. The increase in Segment Distributable Earnings was attributable to an increase of $35.8 million in Fee Related Earnings, partially offset by a decrease of $16.3 million in Net Realizations.
Our credit funds continued to demonstrate strong performance in the third quarter of 2023, driven by a higher interest rate environment and the concentration of our portfolios in floating rate debt. Longer-term structural shifts in the lending market, combined with a more constrained financing market, have contributed and are likely to continue to contribute to attractive and sizeable deployment opportunities for our credit funds as banks and other originators seek capital and borrowers seek alternative financing sources. Additionally, we continue to see opportunities for growth in our insurance and energy transition strategies. Fundraising in our Credit & Insurance segment, including in our perpetual capital strategies, has been positively impacted by these trends. In the broader market, a higher cost of capital as a result of historically high interest rates has negatively impacted the free cash flow and credit quality of certain borrowers. Default rates across corporate issuers in our credit funds’ portfolios have remained at historically low levels given the quality of the borrowers to which such funds lend. Nonetheless, the current environment increases the potential for defaults. In addition, a period of significant market dislocation could limit the liquidity of certain assets traded in the credit markets. This would impact our funds’ ability to sell such assets at attractive prices or in a timely manner.

Perpetual capital strategies, including BCRED, represent an increasing percentage of Total Assets Under Management in our Credit & Insurance segment. Compelling private credit fundamentals contributed to an acceleration of BCRED inflows in the third quarter, with inflows representing the highest quarter since the second quarter of 2022. We believe the long-term growth trajectory remains positive and that strong investment performance and investor under-allocation to such private wealth strategies should continue to drive flows over the long-term. See “Item 1A. Risk Factors – Risks Related to Our Business – We have increasingly undertaken business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Fee Related Earnings
Fee Related Earnings were $265.8 million for the three months ended September 30, 2023, an increase of $35.8 million, or 16%, compared to $230.0 million for the three months ended September 30, 2022. The increase in Fee Related Earnings was attributable to increases of $34.6 million in Fee Related Performance Revenues and $21.3 million in Management Fees, Net, partially offset by increases of $12.6 million in Fee Related Compensation and $7.5 million in Other Operating Expenses.
Fee Related Performance Revenues were $146.7 million for the three months ended September 30, 2023, an increase of $34.6 million, compared to $112.1 million for the three months ended September 30, 2022. The increase was primarily due to performance and higher
Fee-Earning
Assets Under Management in BCRED.
Management Fees, Net were $343.3 million for the three months ended September 30, 2023, an increase of $21.3 million, compared to $322.0 million for the three months ended September 30, 2022, primarily driven by an increase in Base Management Fees. Base Management Fees increased $21.2 million primarily due to inflows from
Fee-Earning
Assets Under Management in BXSL and mezzanine funds.
Fee Related Compensation was $148.1 million for the three months ended September 30, 2023, an increase of $12.6 million, compared to $135.4 million for the three months ended September 30, 2022. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Other Operating Expenses were $76.1 million for the three months ended September 30, 2023, an increase of $7.5 million, compared to $68.7 million for the three months ended September 30, 2022. The increase was primarily due to occupancy costs.
Net Realizations
Net Realizations were $38.1 million for the three months ended September 30, 2023, a decrease of $16.3 million, compared to $54.5 million for the three months ended September 30, 2022. The decrease in Net Realizations was primarily attributable to a decrease of $17.8 million in Realized Principal Investment Income, partially offset by an increase of $1.9 million in Realized Performance Revenues.
Realized Principal Investment Income was $29.2 million for the three months ended September 30, 2023, a decrease of $17.8 million, compared to $47.0 million for the three months ended September 30, 2022. The decrease was primarily due to the segment’s allocation of the gain recognized in a Pátria sale transaction in the third quarter of 2022.
Realized Performance Revenues were $14.3 million for the three months ended September 30, 2023, an increase of $1.9 million, compared to $12.5 million for the three months ended September 30, 2022. The increase was primarily attributable to higher Realized Performance Revenues in our direct lending and energy funds.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Segment Distributable Earnings were $842.2 million for the nine months ended September 30, 2023, an increase of $92.1 million, or 12%, compared to $750.1 million for the nine months ended September 30, 2022. The increase in Segment Distributable Earnings was attributable to an increase of $118.7 million in Fee Related Earnings, partially offset by a decrease of $26.5 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $724.3 million for the nine months ended September 30, 2023, an increase of $118.7 million, or 20%, compared to $605.6 million for the nine months ended September 30, 2022. The increase in Fee Related Earnings was attributable to increases of $149.2 million in Fee Related Performance Revenues and $91.9 million in Management Fees, Net, partially offset by increases of $80.5 million in Fee Related Compensation and $42.0 million in Other Operating Expenses.
Fee Related Performance Revenues were $409.6 million for the nine months ended September 30, 2023, an increase of $149.2 million, compared to $260.4 million for the nine months ended September 30, 2022. The increase was primarily due to performance and higher
Fee-Earning
Assets Under Management in BCRED.
Management Fees, Net were $1.0 billion for the nine months ended September 30, 2023, an increase of $91.9 million, compared to $934.7 million for the nine months ended September 30, 2022, primarily driven by an increase in Base Management Fees. Base Management Fees increased $84.2 million primarily due to inflows from
Fee-Earning
Assets Under Management in BCRED and mezzanine funds.
Fee Related Compensation was $480.3 million for the nine months ended September 30, 2023, an increase of $80.5 million, compared to $399.8 million for the nine months ended September 30, 2022. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Other Operating Expenses were $231.8 million for the nine months ended September 30, 2023, an increase of $42.0 million, compared to $189.7 million for the nine months ended September 30, 2022. The increase was primarily due to occupancy costs, market data and technology-related expenses.
Net Realizations
Net Realizations were $117.9 million for the nine months ended September 30, 2023, a decrease of $26.5 million, compared to $144.5 million for the nine months ended September 30, 2022. The decrease in Net Realizations was attributable to a decrease of $60.9 million in Realized Principal Investment Income and an increase of $25.3 million in Realized Performance Compensation, partially offset by an increase of $59.7 million in Realized Performance Revenues.
Realized Principal Investment Income was $15.9 million for the nine months ended September 30, 2023, a decrease of $60.9 million, compared to $76.8 million for the nine months ended September 30, 2022. The decrease was primarily due to the segment’s allocation of the gain recognized in Pátria sale transactions in the first and third quarters of 2022 and a realized loss related to BIS.
Realized Performance Compensation was $79.8 million for the nine months ended September 30, 2023, an increase of $25.3 million, compared to $54.5 million for the nine months ended September 30, 2022. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Performance Revenues were $181.9 million for the nine months ended September 30, 2023, an increase of $59.7 million, compared to $122.2 million for the nine months ended September 30, 2022. The increase was primarily due to higher Realized Performance Revenues in our direct lending and energy funds.

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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,				September 30, 2023
	2023		2022		2023		2022		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	5%	3%	3%	2%	12%	9%	5%	2%	12%	7%
Liquid Credit (b)	3%	3%	1%	1%	9%	9%	-5%	-6%	5%	4%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of September 30,		As of September 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
Credit & Insurance (b)	$86,462,059	$85,164,349	96%	93%

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

(b)
For the Credit & Insurance managed funds, at September 30, 2023, the incremental appreciation needed for the 4% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.0 billion, a decrease of $(163.6) million, compared to $2.1 billion at September 30, 2022. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of September 30, 2023, 5% were within 5% of reaching their respective High Water Mark.

Hedge Fund Solutions
The following table presents the results of operations for our Hedge Fund Solutions segment:

	Three Months Ended				Nine Months Ended
	September 30,		2023 vs. 2022		September 30,		2023 vs. 2022
	2023	2022	$	%	2023	2022	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$131,346	$138,818	$(7,472)	-5%	$399,429	$428,941	$(29,512)	-7%
Transaction and Other Fees, Net	1,783	581	1,202	207%	5,539	5,500	39	1%
Management Fee Offsets	(18)	(57)	39	-68%	(49)	(166)	117	-70%

Total Management Fees, Net	133,111	139,342	(6,231)	-4%	404,919	434,275	(29,356)	-7%
Fee Related Compensation	(46,496)	(40,895)	(5,601)	14%	(138,120)	(145,993)	7,873	-5%
Other Operating Expenses	(26,677)	(26,599)	(78)	-	(82,782)	(75,849)	(6,933)	9%

Fee Related Earnings	59,938	71,848	(11,910)	-17%	184,017	212,433	(28,416)	-13%

Realized Performance Revenues	6,900	4,430	2,470	56%	92,009	40,540	51,469	127%
Realized Performance Compensation	(2,917)	(3,237)	320	-10%	(34,635)	(14,320)	(20,315)	142%
Realized Principal Investment Income	2,225	9,460	(7,235)	-76%	12,792	22,831	(10,039)	-44%

Net Realizations	6,208	10,653	(4,445)	-42%	70,166	49,051	21,115	43%

Segment Distributable Earnings	$66,146	$82,501	$(16,355)	-20%	$254,183	$261,484	$(7,301)	-3%

n/m Not meaningful.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Segment Distributable Earnings were $66.1 million for the three months ended September 30, 2023, a decrease of $16.4 million, compared to $82.5 million for the three months ended September 30, 2022. The decrease in Segment Distributable Earnings was attributable to decreases of $11.9 million in Fee Related Earnings and $4.4 million in Net Realizations.
Our Hedge Fund Solutions segment funds continued to modestly navigate liquid market volatility in the third quarter of 2023. The majority of Hedge Fund Solutions strategies had positive performance in the third quarter of 2023, with significantly less volatility than the broader markets. Segment Distributable Earnings in the Hedge Fund Solutions segment would likely be negatively impacted, however, by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic factors. In addition, while certain of our strategies are designed to benefit from a high interest rate environment, in an environment concurrently characterized by high interest rates and weak equity markets, it may be difficult for funds in certain strategies to exceed interest rate-based performance hurdles to which such funds are subject. This would negatively impact our Segment Distributable Earnings.

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
Fee Related Earnings
Fee Related Earnings were $59.9 million for the three months ended September 30, 2023, a decrease of $11.9 million, compared to $71.8 million for the three months ended September 30, 2022. The decrease in Fee Related Earnings was primarily attributable to a decrease of $6.2 million in Management Fees, Net and an increase of $5.6 million in Fee Related Compensation.
Management Fees, Net were $133.1 million for the three months ended September 30, 2023, a decrease of $6.2 million, compared to $139.3 million for the three months ended September 30, 2022, primarily driven by a decrease in Base Management Fees. Base Management Fees decreased $7.5 million primarily due to a decrease in
Fee-Earning
Assets Under Management in commingled products and liquid and specialized solutions.
Fee Related Compensation was $46.5 million for the three months ended September 30, 2023, an increase of $5.6 million, compared to $40.9 million for the three months ended September 30, 2022. The increase was primarily due to changes in compensation accruals and corporate allocations.
Net Realizations
Net Realizations were $6.2 million for the three months ended September 30, 2023, a decrease of $4.4 million, compared to $10.7 million for the three months ended September 30, 2022. The decrease in Net Realizations was primarily attributable to a decrease of $7.2 million in Realized Principal Investment Income.
Realized Principal Investment Income was $2.2 million for the three months ended September 30, 2023, a decrease of $7.2 million, compared to $9.5 million for the three months ended September 30, 2022. The decrease was primarily due to the segment’s allocation of the gain recognized in a Pátria sale transaction in the third quarter of 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Segment Distributable Earnings were $254.2 million for the nine months ended September 30, 2023, a decrease of $7.3 million, compared to $261.5 million for the nine months ended September 30, 2022. The decrease in Segment Distributable Earnings was attributable to a decrease of $28.4 million in Fee Related Earnings, partially offset by an increase of $21.1 million in Net Realizations.

Fee Related Earnings
Fee Related Earnings were $184.0 million for the nine months ended September 30, 2023, a decrease of $28.4 million, compared to $212.4 million for the nine months ended September 30, 2022. The decrease in Fee Related Earnings was primarily attributable to a decrease of $29.4 million in Management Fees, Net, partially offset by a decrease of $7.9 million in Fee Related Compensation.
Management Fees, Net were $404.9 million for the nine months ended September 30, 2023, a decrease of $29.4 million, compared to $434.3 million for the nine months ended September 30, 2022, primarily due to a decrease in Base Management Fees. Base Management Fees decreased $29.5 million primarily driven by a decrease in
Fee-Earning
Assets Under Management in commingled products and liquid and specialized solutions.
Fee Related Compensation was $138.1 million for the nine months ended September 30, 2023, a decrease of $7.9 million, compared to $146.0 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $70.2 million for the nine months ended September 30, 2023, an increase of $21.1 million, or 43%, compared to $49.1 million for the nine months ended September 30, 2022. The increase in Net Realizations was attributable to an increase of $51.5 million in Realized Performance Revenues, partially offset by an increase of $20.3 million in Realized Performance Compensation and a decrease of $10.0 million in Realized Principal Investment Income.
Realized Performance Revenues were $92.0 million for the nine months ended September 30, 2023, an increase of $51.5 million, compared to $40.5 million for the nine months ended September 30, 2022. The increase was primarily due to increased Realized Performance Revenues in liquid and specialized solutions offset by a decrease in customized solutions.
Realized Performance Compensation was $34.6 million for the nine months ended September 30, 2023, an increase of $20.3 million, compared to $14.3 million for the nine months ended September 30, 2022. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Principal Investment Income was $12.8 million for the nine months ended September 30, 2023, a decrease of $10.0 million, compared to $22.8 million for the nine months ended September 30, 2022. The decrease was primarily due to the segment’s allocation of the gain recognized in Pátria sale transactions in the first and third quarters of 2022.
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
The following table presents the return information of the BAAM Principal Solutions Composite:

	Three				Nine				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	September 30,				September 30,				September 30, 2023
	2023		2022		2023		2022		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BAAM Principal Solutions Composite (b)	2%	2%	1%	1%	5%	5%	3%	2%	8%	7%	8%	7%	6%	5%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Benchmark (a)
	As of September 30,		As of September 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
Hedge Fund Solutions Managed Funds (b)	$51,268,712	$48,764,525	87%	77%

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

(b)
For the Hedge Fund Solutions managed funds, at September 30, 2023, the incremental appreciation needed for the 13% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $637.5 million, a decrease of $(209.1) million, compared to $846.6 million at September 30, 2022. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2023, 61% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income (Loss) Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$551,994	$2,296	$1,239,080	$1,189,777
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	440,609	37,724	992,618	1,061,516
Net Income (Loss) Attributable to Non-Controlling Interests in Consolidated Entities	20,716	(62,093)	185,021	(62,425)
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(92,577)	25,773	(81,589)	56,700

Net Income	920,742	3,700	2,335,130	2,245,568
Provision for Taxes	196,560	94,231	467,504	614,026

Net Income Before Provision for Taxes	1,117,302	97,931	2,802,634	2,859,594
Transaction-Related and Non-Recurring Items (a)	6,250	9,247	17,099	59,721
Amortization of Intangibles (b)	7,357	13,238	26,110	47,326
Impact of Consolidation (c)	71,861	36,320	(103,432)	5,725
Unrealized Performance Revenues (d)	63,209	771,637	708,146	2,946,255
Unrealized Performance Allocations Compensation (e)	11,866	(359,590)	(247,228)	(1,273,849)
Unrealized Principal Investment (Income) Loss (f)	(84,780)	996,105	233,638	1,172,635
Other Revenues (g)	(63,748)	(198,546)	(17,850)	(427,069)
Equity-Based Compensation (h)	255,616	190,197	773,505	587,386
Administrative Fee Adjustment (i)	2,425	2,460	7,285	7,421
Taxes and Related Payables (j)	(175,747)	(184,130)	(527,132)	(686,571)

Distributable Earnings	1,211,611	1,374,869	3,672,775	5,298,574
Taxes and Related Payables (j)	175,747	184,130	527,132	686,571
Net Interest and Dividend (Income) Loss (k)	(3,890)	22,850	(40,892)	38,249

Total Segment Distributable Earnings	1,383,468	1,581,849	4,159,015	6,023,394
Realized Performance Revenues (l)	(337,940)	(469,009)	(1,367,889)	(3,988,593)
Realized Performance Compensation (m)	133,995	206,224	608,389	1,652,318
Realized Principal Investment Income (n)	(55,500)	(139,765)	(91,730)	(340,369)

Fee Related Earnings	$1,124,023	$1,179,299	$3,307,785	$3,346,750

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,211,611	$1,374,869	$3,672,775	$5,298,574
Interest Expense (o)	110,014	80,312	321,353	216,339
Taxes and Related Payables (j)	175,747	184,130	527,132	686,571
Depreciation and Amortization (p)	21,598	14,958	68,873	44,918

Adjusted EBITDA	$1,518,970	$1,654,269	$4,590,133	$6,246,402

(a)
This adjustment removes Transaction-Related and
Non-Recurring
Items, which are excluded from Blackstone’s segment presentation. Transaction-Related and
Non-Recurring
Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring
gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains or losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring
gains, losses or other charges that affect
period-to-period
comparability and are not reflective of Blackstone’s operational performance.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$(63,204)	$(771,637)	$(708,021)	$(2,946,255)
Segment Adjustment	(5)	—	(125)	—

Unrealized Performance Revenues	$(63,209)	$(771,637)	$(708,146)	$(2,946,255)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$69,340	$(1,069,697)	$(257,988)	$(1,496,226)
Segment Adjustment	15,440	73,592	24,350	323,591

Unrealized Principal Investment Income (Loss)	$84,780	$(996,105)	$(233,638)	$(1,172,635)

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related and
Non-Recurring
Items.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
GAAP Other Revenue	$63,769	$199,382	$17,951	$427,839
Segment Adjustment	(21)	(836)	(101)	(770)

Other Revenues	$63,748	$198,546	$17,850	$427,069

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
(i)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(j)
Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and adjusted to exclude the tax impact of any divestitures. For interim periods, taxes are calculated using the preferred annualized effective tax rate approach. Related Payables represent tax-related
payables including the amount payable under the Tax Receivable Agreement. See “— Key Financial Measures and Indicators — Distributable Earnings” for the full definition of Taxes and Related
Pa
yables.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
Taxes	$151,812	$163,602	$459,770	$613,201
Related Payables	23,935	20,528	67,362	73,370

Taxes and Related Payables	$175,747	$184,130	$527,132	$686,571

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$109,133	$52,420	$348,123	$168,980
Segment Adjustment	4,771	5,042	14,122	9,110

Interest and Dividend Revenue	113,904	57,462	362,245	178,090

GAAP Interest Expense	110,599	80,507	323,136	216,896
Segment Adjustment	(585)	(195)	(1,783)	(557)

Interest Expense	110,014	80,312	321,353	216,339

Net Interest and Dividend Income (Loss)	$3,890	$(22,850)	$40,892	$(38,249)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.
The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	September 30,
	2023	2022

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$5,224,104	$3,828,497
Equity Method Investments
Partnership Investments	5,588,222	5,566,645
Accrued Performance Allocations	11,606,901	12,938,888
Corporate Treasury Investments	763,515	799,016
Other Investments	4,157,115	3,123,102

Total GAAP Investments	$27,339,857	$26,256,148

Accrued Performance Allocations - GAAP	$11,606,901	$12,938,888
Impact of Consolidation (a)	—	2,412
Due from Affiliates - GAAP (b)	196,510	154,587
Less: Net Realized Performance Revenues (c)	(367,944)	(342,922)
Less: Accrued Performance Compensation - GAAP (d)	(5,000,253)	(5,693,325)

Net Accrued Performance Revenues	$6,435,214	$7,059,640

(a)	This adjustment adds back investments in consolidated Blackstone Funds which have been eliminated in consolidation.
(b)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(c)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(d)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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
Total Assets were $41.7 billion as of September 30, 2023, a decrease of $860.4 million from December 31, 2022. The decrease in Total Assets was principally due to a decrease of $912.0 million in total assets attributable to consolidated operating partnerships. The decrease in total assets attributable to consolidated operating partnerships was primarily due to decreases of $1.3 billion in Cash and Cash Equivalents and $413.7 million in Investments, partially offset by increases in Accounts Receivable and Due from Affiliates of $279.4 million and $246.5 million, respectively. The decrease in Cash and Cash Equivalents was primarily due to ongoing operating activities including the payoff at maturity of Blackstone’s 4.750% senior note due February 15, 2023 (the “February 2023 Senior Note Payoff”). The decrease in Investments was primarily due to unrealized depreciation across our Real Estate segment and sales of investments within Corporate Treasury Investments, partially offset by unrealized appreciation in our Private Equity segment. The increase in Accounts Receivable was principally due to the purchase of notes issued to Blackstone in connection with its strategic partnership with Resolution Life. The increase in Due from Affiliates was principally due to an increase in management fees due from non-consolidated
Blackstone Funds.
Total Liabilities were $22.9 billion as of September 30, 2023, an increase of $9.9 million from December 31, 2022. The increase in Total Liabilities was principally due to an increase of $294.0 million in total liabilities attributable to consolidated Blackstone Funds, partially offset by a decrease of $288.1 million in total liabilities attributable to consolidated operating partnerships. The increase in total liabilities attributable to consolidated Blackstone Funds was primarily due to increases of $146.0 million in Accounts Payable, Accrued Expenses and Other Liabilities and $139.6 million in Loans Payable. The increase in Accounts Payable, Accrued Expenses and Other Liabilities was primarily due to the consolidation of one Blackstone Fund during the nine months ended September 30, 2023 and the interest payable on its borrowings. The increase in Loans Payable was primarily due to the consolidation of one CLO. The decrease in total liabilities attributable to consolidated operating partnerships was primarily due to a decrease of $377.9 million in Loans Payable, partially offset by an increase of $190.9 million in Accounts Payable, Accrued Expenses and Other Liabilities. The decrease in Loans Payable was primarily due to the February 2023 Senior Note Payoff, partially offset by the consolidation of one Blackstone operating partnership. The increase in Accounts Payable, Accrued Expenses and Other Liabilities was primarily due to an increase in derivative liabilities.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $4.135 billion committed revolving credit facility. As of September 30, 2023, Blackstone had $3.0 billion in Cash and Cash Equivalents, $763.5 million invested in Corporate Treasury Investments and $4.2 billion in Other Investments (which included $3.7 billion of liquid investments), against $10.6 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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
Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2023 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Real Estate
BREP VI	$750,000	$36,809	$150,000	$12,270
BREP VII	300,000	31,843	100,000	10,614
BREP VIII	300,000	40,704	100,000	13,568
BREP IX	300,000	47,648	100,000	15,883
BREP X	300,000	282,293	100,000	94,098
BREP Europe III	100,000	11,257	35,000	3,752
BREP Europe IV	130,000	22,477	43,333	7,492
BREP Europe V	150,000	22,292	43,333	6,440
BREP Europe VI	130,000	46,393	43,333	15,464
BREP Europe VII	130,000	130,000	43,333	43,333
BREP Asia I	50,392	10,342	16,797	3,447
BREP Asia II	70,707	13,221	23,569	4,407
BREP Asia III	81,078	69,065	27,026	23,022
BREDS III	50,000	13,499	16,667	4,500
BREDS IV	50,000	15,156	49,113	14,887
BREDS V	50,000	50,000	49,660	49,660
BPP	312,235	31,721	—	—
Other (c)	29,596	9,183	—	—

Total Real Estate	3,284,008	883,903	941,164	322,837

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	81,403	250,000	28,276
BCP VII	500,000	36,635	225,000	16,486
BCP VIII	500,000	211,001	225,000	94,951
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	12,018	26,667	4,006
BEP III	80,000	34,702	26,667	11,567
BETP IV	46,345	46,345	15,448	15,448
BCEP I	117,747	27,016	18,992	4,358
BCEP II	160,000	112,943	32,640	23,040
BCP Asia I	40,000	5,869	13,333	1,956
BCP Asia II	100,000	74,993	33,333	24,998
Tactical Opportunities	489,986	233,238	163,329	77,746
Strategic Partners	1,258,964	739,369	1,174,464	692,673
BIP	335,315	83,504	—	—
BXLS	142,057	87,701	37,352	27,272
BXG	162,381	106,782	53,959	35,583
Other (c)	290,209	42,819	—	—

Total Private Equity	6,202,078	2,471,708	2,521,184	1,283,360

Credit & Insurance
Mezzanine / Opportunistic II	120,000	29,182	110,101	26,774
Mezzanine / Opportunistic III	130,783	38,331	96,654	28,328
Mezzanine / Opportunistic IV	122,000	77,078	115,608	73,040
European Senior Debt I	63,000	10,137	56,882	9,153
European Senior Debt II	92,366	34,763	89,639	33,759
European Senior Debt III	52,938	52,938	17,646	17,646
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	93,835	147,380	91,586
Energy I	80,000	37,626	75,445	35,484
Energy II	150,000	104,410	148,601	103,437
Energy III	127,000	127,000	123,077	123,077
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	24,385	12,001
Other (c)	155,541	65,079	42,521	9,596

Total Credit & Insurance	1,447,230	754,376	1,218,487	632,666

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment

	(Dollars in Thousands)
Hedge Fund Solutions
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	16,577	—	—
Strategic Alliance IV	15,000	13,900	—	—
Strategic Holdings I	154,610	21,924	—	—
Strategic Holdings II	50,000	21,187	—	—
Horizon	100,000	27,765	—	—
Dislocation	20,000	12,274	—	—
Other (c)	7,481	2,703	—	—

Total Hedge Fund Solutions	419,091	117,812	—	—

Other
Treasury (d)	645,590	578,962	—	—

	$11,997,997	$4,806,761	$4,680,835	$2,238,863

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

Borrowings
As of September 30, 2023, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$10,614,600

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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2023 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	October 1, 2023 to
Contractual Obligations	December 31, 2023	2024-2025	2026-2027	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$37,179	$329,160	$323,223	$722,597	$1,412,159
Purchase Obligations	55,911	171,848	61,417	4,102	293,278
Blackstone Operating Borrowings (b)	34	325,413	1,551,999	8,777,120	10,654,566
Interest on Blackstone Operating Borrowings (c)	92,345	693,676	671,698	3,547,984	5,005,703
Borrowings of Consolidated Blackstone Funds	¯	¯	¯	1,685,566	1,685,566
Interest on Borrowings of Consolidated Blackstone Funds	4,464	35,712	35,712	31,994	107,882
Blackstone Funds Capital Commitments to Investee Funds (d)	173,580	¯	¯	¯	173,580
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	¯	188,261	239,243	1,201,677	1,629,181
Unrecognized Tax Benefits, Including Interest and Penalties (f)	¯	¯	¯	¯	¯
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	4,806,761	¯	¯	¯	4,806,761

Consolidated Contractual Obligations	5,170,274	1,744,070	2,883,292	15,971,040	25,768,676
Borrowings of Consolidated Blackstone Funds	¯	¯	¯	(1,685,566)	(1,685,566)
Interest on Borrowings of Consolidated Blackstone Funds	(4,464)	(35,712)	(35,712)	(31,994)	(107,882)
Blackstone Funds Capital Commitments to Investee Funds (d)	(173,580)	¯	¯	¯	(173,580)

Blackstone Operating Entities Contractual Obligations	$4,992,230	$1,708,358	$2,847,580	$14,253,480	$23,801,648

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

(b)
Represents the principal amounts due on our senior notes and secured borrowings. For our senior notes, we assume no pre-payments
and the borrowings are held until their final maturity. For our secured borrowings we project prepayments based on the performance of the underlying assets and principal may be paid down in full prior to their stated maturity. As of September 30, 2023, we had no borrowings outstanding under our revolver.

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
non-controlling
interest holders.

(f)
As of September 30, 2023, there were no Unrecognized Tax Benefits, including Interest and Penalties. In addition, Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $171.8 million and interest of $50.8 million, therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our Condensed Consolidated Financial Statements as of September 30, 2023.
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
During the three and nine months ended September 30, 2023, Blackstone repurchased 1.3 million and 3.3 million shares of common stock at a total cost of $134.3 million and $310.4 million, respectively. As of September 30, 2023, the amount remaining available for repurchases under the program was $797.6 million.
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

With respect to the third quarter of fiscal year 2023, we paid to stockholders of our common stock a dividend of $0.80 per share, aggregating to $2.41 per share of common stock in respect of the nine months ended September 30, 2023. With respect to fiscal year 2022, we paid stockholders aggregate dividends of $4.40 per share.
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

The following table presents information regarding these financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased

	(Dollars in Millions)
Balance, September 30, 2023	$—	$3.8
Balance, December 31, 2022	$89.9	$3.8
Nine Months Ended September 30, 2023
Average Daily Balance	$33.1	$3.8
Maximum Daily Balance	$90.1	$3.9
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
For investments valued utilizing the income method and where Blackstone has information rights, we generally have a direct line of communication with each of the Portfolio Companies’ and underlying assets’ finance teams and collect financial data used to support projections used in a discounted cash flow analysis. The valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying cash flow projections, weighted-average cost of capital, exit multiple or capitalization rate, and any other valuation input relevant to economic conditions.
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
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of September 30, 2023 as compared to December 31, 2022. For additional information, refer to our Annual Report on
Form 10-K
for the year ended December 31, 2022.
Item 4. Controls and Procedures
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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended September 30, 2023:

				Approximate Dollar
		Average	Total Number of Shares	Value of Shares that
	Total Number	Price Paid	Purchased as Part of	May Yet Be Purchased
	of Shares	per	Publicly Announced	Under the Program
Period	Purchased	Share	Plans or Programs (a)	(Dollars in Thousands) (a)
Jul. 1 - Jul. 31, 2023	181,816	$104.72	181,816	$912,862
Aug. 1 - Aug. 31, 2023	1,045,449	$100.91	1,045,449	$807,367
Sep. 1 - Sep. 30, 2023	90,910	$107.13	90,910	$797,628

	1,318,175		1,318,175

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

Item 6.  Exhibits

Exhibit Number	Exhibit Description

10.1*+	Amended and Restated Limited Partnership Agreement of BXGA GP L.P., dated as of November 3, 2023 and deemed effective as of July 15, 2020.

10.2*+	Amended and Restated Exempted Limited Partnership Agreement of BMA Asia II GP L.P., dated November 3, 2023 and deemed effective from March 31, 2021.

10.3*+	Second Amended and Restated Limited Partnership Agreement of Blackstone Clarus GP L.P., dated as of November 3, 2023 and deemed effective as of November 30, 2018.

10.4*+	Amended and Restated Exempted Limited Partnership Agreement of BREA Asia III (Cayman) L.P., dated November 3, 2023 and deemed effective from September 27, 2021.

10.5*+	Amended and Restated Limited Partnership Agreement of BREA X (Delaware) L.P., dated as of November 3, 2023 and deemed effective as of May 4, 2022.

10.6*+	Amended and Restated Limited Partnership Agreement of BTOA IV L.P., dated as of November 3, 2023 and deemed effective as of August 2, 2021.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1*	Section 13(r) Disclosure.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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
Date: November 3, 2023

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)