Form 10-Q
period 2024-03-31
Blackstone Inc.
filed 2024-05-03
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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

As of April 26, 2024, there were
714,645,995
 shares of common stock of the registrant outstanding.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “scheduled,” “estimates,” “anticipates,” “opportunity,” “leads,” “forecast” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
We refer to our flagship Corporate Private Equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Transition Partners (“BETP”) funds, our core private equity funds as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary fund of funds business as Strategic Partners Fund Solutions (“Strategic Partners”), our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), our life sciences investment platform as Blackstone Life Sciences (“BXLS”), our growth equity investment platform as Blackstone Growth (“BXG”), our investment platform offering eligible individual investors access to Blackstone’s private equity capabilities as the Blackstone Private Equity Strategies Fund Program (“BXPE Fund Program”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”).
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
“Total Assets Under Management” refers to the assets we manage. Our Total Assets Under Management equals the sum of:

(a)
the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods,

(b)
the net asset value of (1) our hedge funds, real estate debt carry funds, BPP, certain co-investments managed by us, certain credit-focused funds, and our Multi-Asset Investing drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Multi-Asset Investing registered investment companies, BREIT, and BEPIF,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,
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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Real Estate, Credit & Insurance and Multi-Asset Investing segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually, quarterly or monthly), typically with 2 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. In our Perpetual Capital vehicles where redemption rights exist, Blackstone has the ability to fulfill redemption requests only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, or (b) to the extent there is sufficient new capital. Investment advisory agreements related to certain separately managed accounts in our Credit & Insurance and Multi-Asset Investing segments, excluding separately managed accounts in our insurance platform, may generally be terminated by an investor on 30 to 90 days’ notice. Separately managed accounts in our insurance platform can generally only be
terminated for long-term underperformance, cause and certain other limited circumstances, in each case subject to Blackstone’s right to cure.
“Fee-Earning Assets Under Management” refers to the assets we manage on which we derive management fees and/or performance revenues. Our Fee-Earning Assets Under Management equals the sum of:

(a)
for our Private Equity segment funds, Real Estate segment carry funds including certain BREDS funds, and certain Multi-Asset Investing funds, the amount of capital commitments, remaining invested capital, fair value, net asset value or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,
(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,
(d)
the net asset value of our funds of hedge funds, hedge funds, BPP, certain co-investments managed by us, certain registered investment companies, BREIT, BEPIF, and certain of our Multi-Asset Investing drawdown funds,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,
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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2024	2023

Assets
Cash and Cash Equivalents	$2,504,471	$2,955,866
Cash Held by Blackstone Funds and Other	167,711	316,197
Investments	25,922,290	26,146,622
Accounts Receivable	199,302	193,365
Due from Affiliates	4,695,224	4,466,521
Intangible Assets, Net	192,227	201,208
Goodwill	1,890,202	1,890,202
Other Assets	1,072,627	944,848
Right-of-Use Assets	805,454	841,307
Deferred Tax Assets	2,256,794	2,331,394

Total Assets	$39,706,302	$40,287,530

Liabilities and Equity
Loans Payable	$10,740,171	$11,304,059
Due to Affiliates	2,135,478	2,393,410
Accrued Compensation and Benefits	5,378,212	5,247,766
Operating Lease Liabilities	951,648	989,823
Accounts Payable, Accrued Expenses and Other Liabilities	2,023,359	2,277,258

Total Liabilities	21,228,868	22,212,316

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	935,005	1,179,073

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (722,263,433 shares issued and outstanding as of March 31, 2024; 719,358,114 shares issued and outstanding as of December 31, 2023)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Additional Paid-in-Capital	6,190,142	6,175,190
Retained Earnings	796,201	660,734
Accumulated Other Comprehensive Loss	(31,282)	(19,133)

Total Stockholders’ Equity of Blackstone Inc.	6,955,068	6,816,798
Non-Controlling Interests in Consolidated Entities	5,381,678	5,177,255
Non-Controlling Interests in Blackstone Holdings	5,205,683	4,902,088

Total Equity	17,542,429	16,896,141

Total Liabilities and Equity	$39,706,302	$40,287,530

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

	March 31,	December 31,
	2024	2023
Assets
Cash Held by Blackstone Funds and Other	$167,711	$316,197
Investments	3,458,911	4,319,483
Accounts Receivable	4,928	6,995
Due from Affiliates	14,089	12,762
Other Assets	324	770

Total Assets	$3,645,963	$4,656,207

Liabilities
Loans Payable	$169,835	$687,122
Due to Affiliates	111,948	123,909
Accounts Payable, Accrued Expenses and Other Liabilities	68,978	391,172

Total Liabilities	$350,761	$1,202,203

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Management and Advisory Fees, Net	$1,727,148	$1,658,315

Incentive Fees	179,341	142,876

Investment Income (Loss)
Performance Allocations
Realized	652,517	646,894
Unrealized	445,943	(759,212)
Principal Investments
Realized	78,597	108,058
Unrealized	461,623	(491,417)

Total Investment Income (Loss)	1,638,680	(495,677)

Interest and Dividend Revenue	97,839	90,485
Other	44,820	(14,154)

Total Revenues	3,687,828	1,381,845

Expenses
Compensation and Benefits
Compensation	794,803	716,285
Incentive Fee Compensation	73,707	63,281
Performance Allocations Compensation
Realized	258,894	296,794
Unrealized	180,900	(313,249)

Total Compensation and Benefits	1,308,304	763,111
General, Administrative and Other	369,950	273,394
Interest Expense	108,203	104,441
Fund Expenses	3,950	48,399

Total Expenses	1,790,407	1,189,345

Other Income (Loss)
Change in Tax Receivable Agreement Liability	—	(5,208)
Net Gains (Losses) from Fund Investment Activities	(17,767)	71,064

Total Other Income (Loss)	(17,767)	65,856

Income Before Provision for Taxes	1,879,654	258,356
Provision for Taxes	283,671	47,675

Net Income	1,595,983	210,681
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(39,669)	(6,700)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	102,827	74,869
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	685,439	56,700

Net Income Attributable to Blackstone Inc.	$847,386	$85,812

Net Income Per Share of Common Stock
Basic	$1.12	$0.12

Diluted	$1.11	$0.11

Weighted-Average Shares of Common Stock Outstanding
Basic	759,798,537	746,064,922

Diluted	760,257,644	746,643,929

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2024	2023
Net Income	$1,595,983	$210,681
Other Comprehensive Income (Loss) – Currency Translation Adjustment	(36,565)	29,400

Comprehensive Income	1,559,418	240,081

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(56,485)	14,010
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	102,827	74,869
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	677,839	60,248

Comprehensive Income Attributable to Non-Controlling Interests	724,181	149,127

Comprehensive Income Attributable to Blackstone Inc.	$835,237	$90,954

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2023	719,358,114	$7	$6,175,190	$660,734	$(19,133)	$6,816,798	$5,177,255	$4,902,088	$16,896,141	$1,179,073
Net Income (Loss)	—	—	—	847,386	—	847,386	102,827	685,439	1,635,652	(39,669)
Currency Translation Adjustment	—	—	—	—	(12,149)	(12,149)	—	(7,600)	(19,749)	(16,816)
Capital Contributions	—	—	—	—	—	—	167,769	2,477	170,246	4,501
Capital Distributions	—	—	—	(711,919)	—	(711,919)	(128,400)	(467,093)	(1,307,412)	(122,993)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	(152)	—	—	(152)	62,227	—	62,075	(69,091)
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	7,569	—	—	7,569	—	—	7,569	—
Equity-Based Compensation	—	—	143,257	—	—	143,257	—	91,018	234,275	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,619,653	—	(47,963)	—	—	(47,963)	—	—	(47,963)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(700,000)	—	(88,405)	—	—	(88,405)	—	—	(88,405)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(9,891)	—	—	(9,891)	—	9,891	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	985,666	—	10,537	—	—	10,537	—	(10,537)	—	—

Balance at March 31, 2024	722,263,433	$7	$6,190,142	$796,201	$(31,282)	$6,955,068	$5,381,678	$5,205,683	$17,542,429	$935,005

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2022	710,276,923	$7	$5,935,273	$1,748,106	$(27,475)	$7,655,911	$5,056,480	$5,253,670	$17,966,061	$1,715,006
Transfer Out Due to Consolidation of Fund Entities	—	—	—	—	—	—	—	—	—	(53,713)
Net Income (Loss)	—	—	—	85,812	—	85,812	74,869	56,700	217,381	(6,700)
Currency Translation Adjustment	—	—	—	—	5,142	5,142	—	3,548	8,690	20,710
Capital Contributions	—	—	—	—	—	—	123,952	2,447	126,399	51,092
Capital Distributions	—	—	—	(677,809)	—	(677,809)	(194,866)	(461,978)	(1,334,653)	(81,698)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(2,345)	—	(2,345)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	2,001	—	—	2,001	—	—	2,001	—
Equity-Based Compensation	—	—	117,227	—	—	117,227	—	76,468	193,695	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,143,256	—	(18,004)	—	—	(18,004)	—	—	(18,004)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(1,000,000)	—	(90,097)	—	—	(90,097)	—	—	(90,097)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(4,927)	—	—	(4,927)	—	4,927	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,374,789	—	15,581	—	—	15,581	—	(15,581)	—	—

Balance at March 31, 2023	712,794,968	$7	$5,957,054	$1,156,109	$(22,333)	$7,090,837	$5,058,090	$4,920,201	$17,069,128	$1,644,697

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net Income	$1,595,983	$210,681
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(849,072)	(924,643)
Changes in Unrealized (Gains) Losses on Investments	(496,568)	508,398
Non-Cash Performance Allocations	(446,065)	759,212
Non-Cash Performance Allocations and Incentive Fee Compensation	513,205	46,827
Equity-Based Compensation Expense	320,653	277,431
Amortization of Intangibles	8,981	12,996
Other Non-Cash Amounts Included in Net Income	(121,452)	(348,203)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Relinquished with Deconsolidation of Fund Entities	(113,224)	(113,588)
Accounts Receivable	(18,097)	(470,691)
Due from Affiliates	(73,889)	151,635
Other Assets	(134,866)	12,284
Accrued Compensation and Benefits	(437,344)	(483,939)
Accounts Payable, Accrued Expenses and Other Liabilities	308,133	163,581
Due to Affiliates	(150,230)	(65,276)
Investments Purchased	(459,464)	(1,130,045)
Cash Proceeds from Sale of Investments	1,493,162	1,746,068

Net Cash Provided by Operating Activities	939,846	352,728

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(17,756)	(69,557)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	(5,413)

Net Cash Used in Investing Activities	(17,756)	(74,970)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(258,400)	(215,124)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	165,253	173,657
Payments Under Tax Receivable Agreement	(87,508)	(64,634)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(136,368)	(108,101)
Proceeds from Loans Payable	—	78

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(22,451)	$(400,000)
Dividends/Distributions to Stockholders and Unitholders	(1,176,535)	(1,137,340)

Net Cash Used in Financing Activities	(1,516,009)	(1,751,464)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(5,962)	1,284

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Decrease	(599,881)	(1,472,422)
Beginning of Period	3,272,063	4,493,715

End of Period	$2,672,182	$3,021,293

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$76,486	$99,096

Payments for Income Taxes	$172,346	$53,504

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$2,477	$2,447

Non-Cash Distributions to Non-Controlling Interest Holders	$4,530	$(61,440)

Transfer of Interests to Non-Controlling Interest Holders	$(6,864)	$(2,345)

Change in Blackstone Inc.’s Ownership Interest	$(9,891)	$(4,927)

Net Settlement of Vested Common Stock	$251,422	$191,144

Conversion of Blackstone Holdings Units to Common Stock	$10,537	$15,581

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(37,832)	$(33,492)

Due to Affiliates	$30,263	$31,491

Equity	$7,569	$2,001

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial
Condition:

	March 31,	December 31,
	2024	2023
Cash and Cash Equivalents	$2,504,471	$2,955,866
Cash Held by Blackstone Funds and Other	167,711	316,197

	$2,672,182	$3,272,063

See notes to condensed consolidated financial statements.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

1.   Organization
Blackstone Inc., together with its consolidated subsidiaries (“Blackstone” or the “Company”), is the world’s largest alternative asset manager. Blackstone’s asset management business includes global investment strategies focused on real estate, private equity, infrastructure, life sciences, growth equity, credit, real assets, secondaries and hedge funds. “Blackstone Funds” refers to the funds and other vehicles that are managed by Blackstone. Blackstone’s business is organized into four segments: Real Estate, Private Equity, Credit & Insurance and Multi-Asset Investing.
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
for the year ended December 31, 2023 filed with the Securities and Exchange Commission.
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
Management and advisory fees and incentive fees are accounted for as contracts with customers. Under the guidance for contracts with customers, an entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. See Note 17. “Segment Reporting” for a disaggregated presentation of revenues from contracts with customers.
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
Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.
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
Strategic Partners’ results presented in Blackstone’s condensed consolidated financial statements are reported on a three-month lag from Strategic Partners’ fund financial statements, which report the performance of underlying investments generally on a same quarter basis, if available. Therefore, Strategic Partners’ results presented herein do not reflect the impact of economic and market activity in the current quarter. Current quarter market activity of Strategic Partners’ underlying investments is expected to affect Blackstone’s reported results in upcoming periods.
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
Unrecognized Tax Benefits
Blackstone recognizes tax positions in the condensed consolidated financial statements when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in the return and amounts recognized in the condensed consolidated financial statements. Accrued interest and penalties related to unrecognized tax benefits are reported on the related liability line in the condensed consolidated financial statements.
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
Reverse Repurchase and Repurchase Agreements
Securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”), generally comprised of U.S. and non-U.S. government and agency securities, asset backed securities and corporate debt, represent collateralized financing transactions. Such transactions are recorded within Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition at their contractual amounts and include accrued interest. The carrying value of reverse repurchase and repurchase agreements approximates fair value.
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
Blackstone does not offset assets and liabilities relating to reverse repurchase agreements and repurchase agreements in its Condensed Consolidated Statements of Financial Condition. Additional disclosures relating to offsetting are discussed in Note 10. “Offsetting of Assets and Liabilities.”
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
Blackstone’s disclosures regarding offsetting are discussed in Note 10. “Offsetting of Assets and Liabilities.”

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
Recent Accounting Developments
In June 2022, the Financial Accounting Standards Board issued amended guidance addressing certain sale restrictions on equity securities measured at fair value. The guidance requires that reporting entities not consider contractual sale restrictions that prohibit the sale of equity securities when measuring fair value and introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The new guidance was effective for Blackstone beginning January 1, 2024 and was adopted on a prospective basis. There was no impact on the condensed consolidated financial statements upon adoption.
3. Intangible Assets
Intangible Assets, Net consists of the following:

	March 31,	December 31,
	2024	2023
Finite-Lived Intangible Assets/Contractual Rights	$1,769,372	$1,769,372
Accumulated Amortization	(1,577,145)	(1,568,164)

Intangible Assets, Net	$192,227	$201,208

Amortization expense associated with Blackstone’s intangible assets was $9.0 million and $13.0 million for the three months ended March 31, 2024 and 2023, respectively.
Amortization of Intangible Assets held at March 31, 2024 is expected to be $35.9 million, $35.9 million, $35.7 million, $34.6 million and $17.8 million for each of the years ending December 31, 2024, 2025, 2026, 2027, and 2028, respectively. Blackstone’s Intangible Assets as of March 31, 2024 are expected to amortize over a weighted-average period of 5.9 years.
4. Investments
Investments consist of the following:

	March 31,	December 31,
	2024	2023
Investments of Consolidated Blackstone Funds	$3,458,911	$4,319,483
Equity Method Investments
Partnership Investments	6,100,640	5,924,275
Accrued Performance Allocations	11,163,116	10,775,355
Corporate Treasury Investments	197,976	803,870
Other Investments	5,001,647	4,323,639

	$25,922,290	$26,146,622

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $241.1 million and $1.0 billion at March 31, 2024 and December 31, 2023, respectively.
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
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Realized Gains (Losses)	$(58,412)	$17,155
Net Change in Unrealized Gains (Losses)	35,125	(17,154)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	(23,287)	1
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	5,520	71,063

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$(17,767)	$71,064

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2024 and 2023, no individual equity method investment held by Blackstone met the significance criteria.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $156.0 million and $69.2 million for the three months ended March 31, 2024 and 2023, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Credit &	Multi-Asset
	Estate	Equity	Insurance	Investing	Total
Accrued Performance Allocations, December 31, 2023	$2,990,602	$6,707,244	$599,779	$477,730	$10,775,355
Performance Allocations as a Result of Changes in Fund Fair Values	83,357	690,844	120,988	155,775	1,050,964
Foreign Exchange Loss	(5,711)	—	—	—	(5,711)
Fund Distributions	(183,108)	(348,875)	(50,449)	(75,060)	(657,492)

Accrued Performance Allocations, March 31, 2024	$2,885,140	$7,049,213	$670,318	$558,445	$11,163,116

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended March 31,
	2024	2023
Realized Gains (Losses)	$(1,621)	$2,374
Net Change in Unrealized Gains (Losses)	(1,260)	7,795

	$(2,881)	$10,169

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $333.9 million as of March 31, 2024. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended March 31,
	2024	2023
Realized Gains	$2,467	$1,924
Net Change in Unrealized Gains (Losses)	455,800	(313,153)

	$458,267	$(311,229)

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.  Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of March 31, 2024 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Equity	$356,173	(b)	(b)
Real Estate	112,839	(c)	(c)
Other	7,081	(d)	(d)

	$476,093

(a)	As of March 31, 2024, Blackstone had no unfunded commitments.
(b)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 76% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 24% of the fair value of the investments in this category are redeemable as of the reporting date.

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

	March 31, 2024				December 31, 2023
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$626,740	$157,387	$600,000	$97,066	$634,840	$145,798	$607,000	$86,589
Foreign Currency Contracts	167,391	465	337,017	901	387,102	11,442	334,228	3,538
Credit Default Swaps	—	—	640	8	3,108	479	3,748	508
Total Return Swaps	39,956	5,812	—	—	63,158	13,171	—	—
Equity Options	—	—	1,131,872	646,002	—	—	1,110,490	563,986

	834,087	163,664	2,069,529	743,977	1,088,208	170,890	2,055,466	654,621

Investments of Consolidated Blackstone Funds
Interest Rate Contracts	839,931	26,800	—	—	855,683	19,189	—	—

	839,931	26,800	—	—	855,683	19,189	—	—

	$1,674,018	$190,464	$2,069,529	$743,977	$1,943,891	$190,079	$2,055,466	$654,621

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2024	2023
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(614)	$336
Foreign Currency Contracts	5,525	5,590
Credit Default Swaps	75	(51)
Total Return Swaps	8,320	4,652

	13,306	10,527

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	1,024	(2,120)
Foreign Currency Contracts	(8,222)	(3,183)
Credit Default Swaps	(54)	(228)
Total Return Swaps	(5,519)	(13)
Equity Options	(82,016)	(154,838)

	(94,787)	(160,382)

	$(81,481)	$(149,855)

As of March 31, 2024 and December 31, 2023, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.  Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31,	December 31,
	2024	2023
Assets
Loans and Receivables	$95,532	$60,738
Equity and Preferred Securities	2,850,339	2,894,302
Debt Securities	62,757	63,486
Assets of Consolidated CLO Vehicles
Corporate Loans	129,381	938,801

	$3,138,009	$3,957,327

Liabilities
CLO Notes Payable	$169,835	$687,122
Corporate Treasury Commitments	887	1,264

	$170,722	$688,386

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2024		2023
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(1,604)	$(408)	$(763)	$(303)
Equity and Preferred Securities	2,281	17,729	1,696	(45,113)
Debt Securities	—	(729)	—	(1,831)
Assets of Consolidated CLO Vehicles
Corporate Loans	(2,846)	2,456	(3,129)	482

	$(2,169)	$19,048	$(2,196)	$(46,765)

Liabilities
CLO Notes Payable	$—	$600	$—	$2,464
Corporate Treasury Commitments	—	377	—	2,226

	$—	$977	$—	$4,690

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2024			December 31, 2023
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	Excess (Deficiency)		Excess	Excess (Deficiency)		Excess
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$252	$—	$—	$675	$—	$—
Debt Securities	(54,072)	—	—	(52,577)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(3,495)	1,313	—	(8,751)	1,345	—

	$(57,315)	$1,313	$—	$(60,653)	$1,345	$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of March 31, 2024 and December 31, 2023, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status and there were two Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected that were past due but was not in non-accrual
status.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.  Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	March 31, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$214,997	$—	$—	$—	$214,997

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	10,259	119,238	2,688,028	469,012	3,286,537
Debt Instruments	—	130,010	15,564	—	145,574
Freestanding Derivatives	—	26,800	—	—	26,800

Total Investments of Consolidated Blackstone Funds	10,259	276,048	2,703,592	469,012	3,458,911
Corporate Treasury Investments	67,688	121,712	8,576	—	197,976
Other Investments	2,006,970	2,590,956	72,555	7,081	4,677,562

Total Investments	2,084,917	2,988,716	2,784,723	476,093	8,334,449

Accounts Receivable - Loans and Receivables	—	—	95,532	—	95,532

O ther Assets - Freestanding Derivatives	—	157,852	5,812	—	163,664

	$2,299,914	$3,146,568	$2,886,067	$476,093	$8,808,642

Liabilities
Loans Payable - CLO Notes Payable	$—	$169,835	$—	$—	$169,835

Accounts Payable, Accrued Expenses and Other Liabilities
Freestanding Derivatives	—	97,975	646,002	—	743,977
Contingent Consideration	—	—	504	—	504
Corporate Treasury Commitments	—	—	887	—	887
Securities Sold, Not Yet Purchased	3,867	—	—	—	3,867

Total Accounts Payable, Accrued Expenses and Other Liabilities	3,867	97,975	647,393	—	749,235

	$3,867	$267,810	$647,393	$—	$919,070

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2023
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$263,574	$—	$—	$—	$263,574

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	11,118	123,022	2,653,246	558,259	3,345,645
Debt Instruments	—	924,264	30,385	—	954,649
Freestanding Derivatives	—	19,189	—	—	19,189

Total Investments of Consolidated Blackstone Funds	11,118	1,066,475	2,683,631	558,259	4,319,483
Corporate Treasury Investments	72,071	435,430	296,369	—	803,870
Other Investments	1,564,112	2,355,423	223,441	7,275	4,150,251

Total Investments	1,647,301	3,857,328	3,203,441	565,534	9,273,604

Accounts Receivable - Loans and Receivables	—	—	60,738	—	60,738

O ther Assets - Freestanding Derivatives	90	157,629	13,171	—	170,890

	$1,910,965	$4,014,957	$3,277,350	$565,534	$9,768,806

Liabilities
Loans Payable - CLO Notes Payable	$—	$687,122	$—	$—	$687,122

Accounts Payable, Accrued Expenses and Other Liabilities
Freestanding Derivatives	436	90,199	563,986	—	654,621
Contingent Consideration	—	—	387	—	387
Corporate Treasury Commitments	—	—	1,264	—	1,264
Securities Sold, Not Yet Purchased	3,886	—	—	—	3,886

Total Accounts Payable, Accrued Expenses and Other Liabilities	4,322	90,199	565,637	—	660,158

	$4,322	$777,321	$565,637	$—	$1,347,280

LLC Limited Liability Company.
(a)	Equity Securities, Partnership and LLC Interest includes investments in investment funds.
Within Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of
$1.4
billion a
s of
 March 31, 2024. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include certain phased restrictions on sale or transfer, underwriter lock-ups and sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is
 1.6 years.
Level III equity securities included in Investments of Consolidated Blackstone Funds are illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements. Investments within Other Investments subject to restrictions on sale or transfer as a result of pledge arrangements are discussed in Note 16. “Commitments and Contingencies — Contingencies — Strategic Ventures.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2024. Consistent with presentation in these Notes to Condensed Consolidated Financial Statements, this table presents the Level III Investments only of Consolidated Blackstone Funds and therefore does not reflect any other Blackstone Funds.

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$2,688,028	Discounted Cash Flows	Discount Rate	3.3% - 38.6%	10.1%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	15.0x	Higher
			Exit Capitalization Rate	3.1% - 13.2%	5.1%	Lower
Debt Instruments	15,564	Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	2,703,592
Corporate Treasury Investments	8,576	Transaction Price	n/a
Loans and Receivables	95,532	Discounted Cash Flows	Discount Rate	8.8% - 14.0%	10.3%	Lower
Other Investments (b)	78,367	Third Party Pricing	n/a

	$2,886,067

Financial Liabilities
Freestanding Derivatives (c)	$646,002	Option Pricing Model	Volatility	6.2%	n/a	Higher
Other Liabilities (d)	1,391	Third Party Pricing	n/a
		Other	n/a

	$647,393

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2023:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$2,653,246	Discounted Cash Flows	Discount Rate	3.3% - 38.0%	9.7%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	15.0x	Higher
			Exit Capitalization Rate	3.1% - 12.8%	5.1%	Lower
Debt Instruments	30,385	Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	2,683,631
Corporate Treasury Investments	296,369	Discounted Cash Flows	Discount Rate	11.2% - 22.4%	17.1%	Lower
		Transaction Price	n/a
Loans and Receivables	60,738	Discounted Cash Flows	Discount Rate	8.8% - 14.9%	10.3%	Lower
Other Investments (b)	236,612	Third Party Pricing	n/a
		Transaction Price	n/a

	$3,277,350

Financial Liabilities
Freestanding Derivatives (c)	$563,986	Option Pricing Model	Volatility	6.3%	n/a	Higher
Other Liabilities (d)	1,651	Third Party Pricing	n/a
		Other	n/a

	$565,637

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of March 31, 2024 and December 31, 2023, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entity is used to project the expected returns relevant for the fair value of the derivative.
(d)	As of March 31, 2024 and December 31, 2023, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.
For the three months ended March 31, 2024, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2024				2023
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$2,683,631	$60,738	$373,024	$3,117,393	$4,249,832	$315,039	$30,971	$4,595,842
Transfer Out Due to Deconsolidation	(14,237)	—	—	(14,237)	(3,837)	—	—	(3,837)
Transfer Into Level III (b)	3,434	—	—	3,434	13,873	—	898	14,771
Transfer Out of Level III (b)	(2,546)	—	—	(2,546)	(313)	—	(2,726)	(3,039)
Purchases	133,116	149,639	5,675	288,430	299,948	55,070	49,404	404,422
Sales	(34,315)	(111,167)	(289,993)	(435,475)	(319,161)	(86,725)	(180)	(406,066)
Issuances	—	9,561	—	9,561	—	50,689	—	50,689
Settlements (c)	—	(14,110)	(10,160)	(24,270)	—	(33,796)	528	(33,268)
Changes in Gains (Losses) Includedin Earnings	(65,491)	871	(1,404)	(66,024)	98,167	7,011	(4,291)	100,887

Balance, End of Period	$2,703,592	$95,532	$77,142	$2,876,266	$4,338,509	$307,288	$74,604	$4,720,401

Changes in Unreali zed Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(39,295)	$(793)	$(3,305)	$(43,393)	$72,029	$1,737	$534	$74,300

	Level III Financial Liabilities at Fair Value Three Months Ended March 31,
	2024			2023
	Freestanding	Other		Freestanding	Other
	Derivatives	Liabilities	Total	Derivatives	Liabilities	Total

Balance, Beginning of Period	$563,986	$1,651	$565,637	$48,581	$8,144	$56,725
Transfer In Due to Consolidation and Acquisition	—	—	—	—	2,300	2,300
Changes in Losses (Gains) Included in Earnings	82,016	(260)	81,756	154,838	(2,226)	152,612

Balance, End of Period	$646,002	$1,391	$647,393	$203,419	$8,218	$211,637

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date	$82,016	$(260)	$81,756	$154,838	$(2,226)	$152,612

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

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
non-consolidated
VIEs were as follows:

	March 31,	December 31,
	2024	2023
Investments	$3,905,515	$3,751,591
Due from Affiliates	266,394	203,187
Potential Clawback Obligation	78,823	72,119

Maximum Exposure to Loss	$4,250,732	$4,026,897

Amounts Due to Non-Consolidated VIEs	$557	$223

10. Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of March 31, 2024 and December 31, 2023:

March 31, 2024
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$190,464	$124,134	$55,854	$10,476

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

March 31, 2024
Gross and Net
Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$97,974	$97,300	$8	$666

December 31, 2023
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$190,079	$107,330	$49,532	$33,217

December 31, 2023
Gross and Net
Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$90,635	$87,777	$625	$2,233

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31,	December 31,
	2024	2023
Furniture, Equipment and Leasehold Improvements	$952,577	$937,355
Less: Accumulated Depreciation	(417,903)	(394,602)

Furniture, Equipment and Leasehold Improvements, Net	534,674	542,753
Prepaid Expenses	314,873	207,886
Freestanding Derivatives	163,664	170,890
Other	59,416	23,319

	$1,072,627	$944,848

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2024, the aggregate cash balance on deposit relating to the cash pooling arrangements was $995.3 million, which was offset and reported net of the accompanying overdraft of $959.3 million.
11. Borrowings
The following table presents each of Blackstone’s borrowings as of March 31, 2024 and December 31, 2023, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone’s indirect subsidiary, Blackstone Holdings Finance Co. L.L.C. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis. The Secured Borrowings were issued at par, accrue interest from the issue date thereof and pay interest in arrears on a quarterly basis. CLO Notes Payable pay interest in arrears on a quarterly basis.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31,2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
Description	Value	Value	Value	Value
Blackstone Operating Borrowings
Senior Notes (a)
2.000%, Due 5/19/2025	$328,618	$317,401	$336,005	$324,778
1.000%, Due 10/5/2026	649,429	607,196	664,085	620,864
3.150%, Due 10/2/2027	298,572	281,337	298,476	283,059
5.900%, Due 11/3/2027	595,678	616,194	595,411	625,158
1.625%, Due 8/5/2028	645,646	566,209	645,406	566,508
1.500%, Due 4/10/2029	651,823	590,558	666,655	601,272
2.500%, Due 1/10/2030	493,819	434,280	493,573	431,005
1.600%, Due 3/30/2031	496,562	390,120	496,447	391,955
2.000%, Due 1/30/2032	789,587	628,088	789,283	633,153
2.550%, Due 3/30/2032	495,788	413,915	495,670	410,755
6.200%, Due 4/22/2033	892,061	948,303	891,899	962,037
3.500%, Due 6/1/2034	509,849	541,291	521,549	536,319
6.250%, Due 8/15/2042	239,530	260,620	239,457	263,270
5.000%, Due 6/15/2044	490,045	458,045	489,975	464,560
4.450%, Due 7/15/2045	344,728	295,243	344,691	297,486
4.000%, Due 10/2/2047	291,204	229,914	291,149	233,685
3.500%, Due 9/10/2049	392,481	288,116	392,436	294,608
2.800%, Due 9/30/2050	394,140	247,376	394,103	252,008
2.850%, Due 8/5/2051	543,357	344,674	543,317	352,457
3.200%, Due 1/30/2052	987,470	686,310	987,401	696,740

	10,530,387	9,145,190	10,576,988	9,241,677
Other (b)
Secured Borrowing, Due 10/27/2033	19,949	19,949	19,949	19,949
Secured Borrowing, Due 1/29/2035	20,000	20,000	20,000	20,000

	10,570,336	9,185,139	10,616,937	9,281,626

Borrowings of Consolidated Blackstone Funds
CLO Notes Payable (c)	169,835	169,835	687,122	687,122

	169,835	169,835	687,122	687,122

	$10,740,171	$9,354,974	$11,304,059	$9,968,748

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)
The Secured Borrowing, Due 10/27/2033 has an interest rate of 7.64% and the Secured Borrowing, Due 1/29/2035 has an interest rate of 7.64%. Principal on the Secured Borrowings will be paid over the term with repayment amounts dependent on the performance of the underlying assets securing each borrowing. Repayment amounts from the underlying assets are restricted to solely satisfy the Secured Borrowings obligations. As of March 31, 2024, the fair value of the assets securing both Secured Borrowings equaled $48.5 million.

(c)
CLO Notes Payable have maturity dates ranging from June 2025 to January 2037 and have an effective interest rate of 8.25% as of March 31, 2024. A portion of the borrowing outstanding is comprised of subordinated notes which do not have contractual interest rates but instead pay distributions from the excess cash flows of the CLO vehicles.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Scheduled principal payments for borrowings as of March 31, 2024 were as follows:

	Blackstone	Borrowings of
	Operating Borrowings	Consolidated Blackstone Funds	Total Borrowings
2024	$—	$—	$—
2025	331,924	—	331,924
2026	653,447	—	653,447
2027	911,589	—	911,589
2028	664,090	—	664,090
Thereafter	8,136,900	180,131	8,317,031

	$10,697,950	$180,131	$10,878,081

12. Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of March 31, 2024, Blackstone had no material valuation allowance recorded against deferred tax assets.
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
As of March 31, 2024, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

Jurisdiction	Year
Federal	2020
New York City	2009
New York State	2016
United Kingdom	2011

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

13. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three months ended March 31, 2024 and March 31, 2023 was calculated as follows:

	Three Months Ended
	March 31,
	2024	2023

Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$847,386	$85,812

Share/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	759,798,537	746,064,922
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	459,107	579,007

Weighted-Average Shares of Common Stock Outstanding, Diluted	760,257,644	746,643,929

Net Income Per Share of Common Stock
Basic	$1.12	$0.12

Diluted	$1.11	$0.11

Dividends Declared Per Share of Common Stock (a)	$0.94	$0.91

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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
non-controlling
interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table summarizes the anti-dilutive securities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Weighted-Average Blackstone Holdings Partnership Units	457,917,611	462,949,870
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the three months ended March 31, 2024, Blackstone repurchased 0.7 million shares of common stock at a total cost of $88.4 million. During the three months ended March 31, 2023, Blackstone repurchased 1.0 million shares of common stock at a total cost of $90.1 million. As of March 31, 2024, the amount remaining available for repurchases under the program was $668.4 million.
Shares Eligible for Dividends and Distributions
As of March 31, 2024, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	722,263,433
Unvested Participating Common Stock	36,912,993

Total Participating Common Stock	759,176,426
Participating Blackstone Holdings Partnership Units	457,490,143

1,216,666,569

14. Equity-Based Compensation
Blackstone has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner
professionals,
non-professionals
and selected external advisers under Blackstone’s Amended and Restated 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, share appreciation rights or other share-based awards (shares, restricted shares, restricted shares of common stock, deferred restricted shares of common stock, phantom restricted shares of common stock or other share-based awards based in whole or in part on the fair value of shares of common stock or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2024, Blackstone had the ability to grant 173,443,452 shares under the Equity Plan.
For the three months ended March 31, 2024 and March 31, 2023, Blackstone recorded compensation expense of $320.7 million and $277.4 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $65.3 million and $39.3 million, respectively.
As of March 31, 2024, there was $2.8 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.7 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,216,634,747 as of March 31, 2024. Total outstanding phantom shares were 77,083 as of March 31, 2024.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of Blackstone’s unvested equity-based awards as of March 31, 2024 and of changes during the period January 1, 2024 through March 31, 2024 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2023	4,585,893	$38.94	36,456,644	$86.05	85,447	$114.50
Granted	—	—	1,708,994	130.25	7,362	128.09
Vested	(268,682)	33.25	(2,839,811)	88.53	(7,100)	128.09
Forfeited	(35,431)	46.58	(597,142)	88.20	(15,130)	128.09

Balance, March 31, 2024	4,281,780	$39.23	34,728,685	$88.04	70,579	$128.49

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of March 31, 2024, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	4,430,851	0.5
Deferred Restricted Shares of Common Stock	31,480,104	2.7

Total Equity-Based Awards	35,910,955	2.5

Phantom Shares	60,171	2.8

15. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	March 31,	December 31,
	2024	2023
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,824,853	$3,638,948
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	794,877	720,743
Accrual for Potential Clawback of Previously Distributed Performance Allocations	75,494	106,830

	$4,695,224	$4,466,521

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31,	December 31,
	2024	2023
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,622,694	$1,681,516
Due to Non-Consolidated Entities	104,066	124,560
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	177,654	305,816
Accrual for Potential Repayment of Previously Received Performance Allocations	231,064	281,518

	$2,135,478	$2,393,410

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of March 31, 2024 and December 31, 2023, such investments aggregated $1.7 billion and $1.7 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $31.9 million and $22.2 million for the three months ended March 31, 2024 and 2023, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2024. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.6 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $488.8 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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
Additionally, please see Note 16. “Commitments and Contingencies — Contingencies — Guarantees” for information regarding guarantees provided to a lending institution for certain loans held by employees.
16. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $4.7 billion of investment commitments as of March 31, 2024 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $324.2 million as of March 31, 2024, which includes $206.5 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $32.0 million as of March 31, 2024.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP, formerly named The Blackstone Group International Partners LLP. The amount guaranteed as of March 31, 2024 was $76.0 million.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Strategic Ventures
In December 2022 and January 2023, Blackstone entered into
long-term
strategic ventures (“UC strategic ventures”) with the Regents of the University of California (“UC Investments”), an institutional investor that subscribed for $
4.5
 billion of Blackstone Real Estate Income Trust, Inc. (“BREIT”) Class I shares during the three months ended March 31, 2023. The UC strategic ventures provide a waterfall structure with UC Investments receiving an
11.25
% target annualized net return on its $
4.5
 billion investment in BREIT shares and upside from its investment. This target return, while not guaranteed, is supported by a pledge by Blackstone of $
1.1
 billion of its holdings in BREIT as of the subscription dates, including any appreciation or dividends received by Blackstone in respect thereof. Pursuant to the UC strategic ventures, Blackstone is entitled to receive an incremental
5
% cash payment from UC Investments on any returns received in excess of the target return. An asset or liability is recognized based on fair value with the maximum potential future obligation capped at the fair value of the assets pledged by Blackstone in connection with the above arrangements. As of March 31, 2024, the fair value of the assets pledged was $
1.1
 billion and the total liability recognized was $
646.0
 million.
Litigation
Blackstone may from time to time be involved in litigation and claims incidental to the conduct of its business. Blackstone’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against Blackstone.
Blackstone accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such legal actions, based on information known by management, Blackstone does not have any unaccrued liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, financial position or cash flows.
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
Over the objection of the Blackstone Defendants and others, in December 2020, the Circuit Court permitted the Attorney General of the Commonwealth of Kentucky (the “AG”) to intervene in the Mayberry Action. In April 2023, the Kentucky Court of Appeals held that the Circuit Court exceeded its authority in permitting the AG’s intervention despite the Kentucky Supreme Court’s instruction to dismiss. Accordingly, the Kentucky Court of Appeals vacated all orders entered by the Circuit Court other than the order dismissing the original derivative complaint in the Mayberry Action. The AG’s motion for discretionary review of the Court of Appeals’ decision by the Kentucky Supreme Court was denied and, in February 2024, the Kentucky Circuit Court officially dismissed the Mayberry Action.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Additionally, around the time the AG moved to intervene in 2020, the AG separately filed an additional back-up complaint asserting substantially identical claims against largely the same defendants as the Mayberry Action, including Stephen A. Schwarzman, J. Tomilson Hill and Blackstone Inc. (the “July 2020 Action”). The AG did not pursue the July 2020 Action until August 2023, when the AG served a substantially identical amended complaint which, in September 2023, the named defendants moved to dismiss. In November 2023, the AG amended its complaint again to add BLP—which had not previously been named in the July 2020 Action—as an additional defendant, and BLP subsequently filed a motion to dismiss in December 2023.
On March 31, 2024, while the motions to dismiss were pending, the AG moved to amend its complaint for the third time, seeking for the first time in this litigation to assert a breach of contract claim against the Blackstone Defendants. On April 8, 2024, the Court granted the AG’s motion to amend. Defendants filed a motion to strike the third amended complaint on April 23, 2024. On May 1, 2024, the Court denied the Blackstone Defendants’ motion to dismiss, as well as most other defendants’ motions to dismiss, and defendants’ motion to strike the third amended complaint.
Also on April 8, 2024, the AG filed a new action against the same defendants for the stated purpose of satisfying a limitations statute (the “April 2024 Action”) asserting substantively the same breach of contract claim as the third amended complaint in the July 2020 Action. On May 1, 2024, the Court consolidated the July 2020 Action and the April 2024 Action upon the AG’s motion.
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
In January 2021, certain former plaintiffs in the Mayberry Action filed a separate action (“Taylor I”) against the Blackstone Defendants and other defendants named in the Mayberry Action, asserting allegations substantially similar to those in the Mayberry Action, and in July 2021 they amended their complaint to add class action allegations. Defendants removed Taylor I to the U.S. District Court for the Eastern District of Kentucky, and in March 2022, the District Court stayed Taylor I pending the resolution of the AG’s suit.
In August 2021, a group of KRS members—including those that filed Taylor I—filed a new action in Franklin County Circuit Court (“Taylor II”), against the Blackstone Defendants, other defendants named in the Mayberry Action, and other KRS officials. The filed complaint is substantially similar to that filed in Taylor I and the Mayberry Action. In July 2022, most defendants (including the Blackstone Defendants) moved to dismiss. On May 1, 2024, the Court denied the Blackstone Defendants’ motion to dismiss, as well as most other defendants’ motions to dismiss.
In May 2022, the presiding judge recused himself from the Mayberry Action and Taylor II, and the cases were reassigned to another judge in the Franklin County Circuit Court.
In April 2021, the AG filed an action (the “Declaratory Judgment Action”) against BLP and the other fund manager defendants from the Mayberry Action in Franklin County Circuit Court. The action sought to have certain provisions in the subscription agreements between KRS and the fund managers declared to be in violation of the Kentucky Constitution. In March 2022, the Circuit Court granted summary judgment to the AG and the Court of Appeals affirmed in December 2023. On March 6, 2024, BLP filed a motion for discretionary review by the Kentucky Supreme Court, which is pending.
Blackstone continues to believe that the preceding lawsuits against Blackstone are totally without merit and intends to defend them vigorously.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In July 2021, BLP filed a breach of contract action against defendants affiliated with KRS alleging that the Mayberry Action and the Declaratory Judgment Action breach the parties’ subscription agreements governing KRS’s investment with BLP. The action seeks damages, including legal fees and expenses incurred in defending against the above actions. In April 2022, the Circuit Court dismissed BLP’s complaint without prejudice to refiling, on the grounds that the action was not yet ripe for adjudication. In May 2023, the Court of Appeals affirmed the Circuit Court’s dismissal, without prejudice, of BLP’s complaint on ripeness grounds. In August 2023, BLP filed a motion with the Kentucky Supreme Court for discretionary review, which was granted in February 2024. Briefing is expected to conclude in June 2024.
In October 2022, as part of a sweep of private equity and other investment advisory firms, the SEC sent us a request for information relating to the retention of certain types of electronic business communications, including text messages, that may be required to be preserved under certain SEC rules. We are continuing to cooperate with the SEC and have begun discussions with the SEC staff about a potential resolution of this inquiry. Our financial results for the three months ended March 31, 2024 include an accrual for the estimated liability related to this matter.
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
The following table presents the clawback obligations by segment:

	March 31, 2024			December 31, 2023
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)

Real Estate	$128,972	$62,812	$191,784	$145,435	$90,337	$235,772
Private Equity	26,387	12,415	38,802	29,046	16,231	45,277
Credit & Insurance	211	267	478	207	262	469

	$155,570	$75,494	$231,064	$174,688	$106,830	$281,518

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 15. “Related Party Transactions —Affiliate Receivables and Payables — Due to Affiliates.”
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone
, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2024, $1.0 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In
the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at March 31, 2024, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.5 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.1 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
17.  Segment Reporting
Blackstone conducts its alternative asset management businesses through four segments:

•	Real Estate – Blackstone’s Real Estate segment primarily comprises its management of opportunistic real estate funds, Core+ real estate funds, and real estate debt strategies.
•
Private Equity – Blackstone’s Private Equity segment includes its management of flagship Corporate Private Equity funds, sector and geographically-focused Corporate Private Equity funds, core private equity funds, an opportunistic investment platform, a secondary fund of funds business, infrastructure-focused funds, a life sciences investment platform, a growth equity investment platform, an investment platform offering eligible individual investors access to Blackstone’s private equity capabilities, a multi-asset investment program for eligible high net worth investors and a capital markets services business.

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit & Insurance, which is organized into three overarching strategies: private corporate credit, liquid corporate credit and infrastructure and asset based credit. In addition, the segment includes an insurer-focused platform and a publicly traded energy infrastructure, renewables and master limited partnership investment platform.

•
Multi-Asset Investing – Effective the first quarter of 2024, our Hedge Fund Solutions segment was renamed to “Multi-Asset Investing.” Multi-Asset Investing is organized into two primary platforms: Absolute Return and Multi-Strategy. In addition, the segment also includes a GP Stakes business.

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
Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of March 31, 2024 and for the three months ended March 31, 2024 and 2023.

	March 31, 2024 and the Three Months Then Ended
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$694,179	$450,283	$370,998	$129,270	$1,644,730
Transaction, Advisory and Other Fees, Net	29,190	26,149	9,790	1,809	66,938
Management Fee Offsets	(2,930)	(267)	(892)	(8)	(4,097)

Total Management and Advisory Fees, Net	720,439	476,165	379,896	131,071	1,707,571
Fee Related Performance Revenues	129,958	—	165,543	—	295,501
Fee Related Compensation	(174,569)	(157,392)	(181,337)	(40,779)	(554,077)
Other Operating Expenses	(89,762)	(86,879)	(85,530)	(26,807)	(288,978)

Fee Related Earnings	586,066	231,894	278,572	63,485	1,160,017

Realized Performance Revenues	49,967	446,455	15,120	24,851	536,393
Realized Performance Compensation	(21,863)	(218,938)	(5,445)	(6,778)	(253,024)
Realized Principal Investment Income (Loss)	2,193	22,208	3,597	(18,060)	9,938

Total Net Realizations	30,297	249,725	13,272	13	293,307

Total Segment Distributable Earnings	$616,363	$481,619	$291,844	$63,498	$1,453,324

Segment Assets	$12,846,955	$13,761,878	$7,607,377	$2,615,141	$36,831,351

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended March 31, 2023
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$705,387	$451,610	$326,779	$135,771	$1,619,547
Transaction, Advisory and Other Fees, Net	20,561	14,784	8,451	1,914	45,710
Management Fee Offsets	(10,457)	(1,310)	(1,101)	(2)	(12,870)

Total Management and Advisory Fees, Net	715,491	465,084	334,129	137,683	1,652,387
Fee Related Performance Revenues	20,748	—	127,496	—	148,244
Fee Related Compensation	(137,610)	(161,626)	(163,999)	(45,736)	(508,971)
Other Operating Expenses	(74,181)	(76,763)	(74,238)	(26,466)	(251,648)

Fee Related Earnings	524,448	226,695	223,388	65,481	1,040,012

Realized Performance Revenues	11,096	499,322	125,181	5,927	641,526
Realized Performance Compensation	(3,165)	(232,934)	(56,772)	(3,153)	(296,024)
Realized Principal Investment Income	2,224	32,889	6,009	2,569	43,691

Total Net Realizations	10,155	299,277	74,418	5,343	389,193

Total Segment Distributable Earnings	$534,603	$525,972	$297,806	$70,824	$1,429,205

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three months ended March 31, 2024 and 2023 along with Total Assets as of March 31, 2024:

	Three Months Ended
	March 31,
	2024	2023
Revenues
Total GAAP Revenues	$3,687,828	$1,381,845
Less: Unrealized Performance Revenues (a)	(445,936)	759,316
Less: Unrealized Principal Investment (Income) Loss (b)	(442,976)	479,120
Less: Interest and Dividend Revenue (c)	(97,839)	(95,101)
Less: Other Revenue (d)	(44,747)	14,180
Impact of Consolidation (e)	(106,874)	(58,987)
Transaction-Related and Non-Recurring Items (f)	(449)	4,788
Intersegment Eliminations	396	687

Total Segment Revenue (g)	$2,549,403	$2,485,848

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2024	2023
Expenses
Total GAAP Expenses	$1,790,407	$1,189,345
Less: Unrealized Performance Allocations Compensation (h)	(180,900)	313,249
Less: Equity-Based Compensation (i)	(317,779)	(268,134)
Less: Interest Expense (j)	(107,640)	(104,209)
Impact of Consolidation (e)	(25,949)	(56,674)
Amortization of Intangibles (k)	(7,333)	(11,341)
Transaction-Related and Non-Recurring Items (f)	(52,646)	(3,833)
Administrative Fee Adjustment (l)	(2,477)	(2,447)
Intersegment Eliminations	396	687

Total Segment Expenses (m)	$1,096,079	$1,056,643

	Three Months Ended
	March 31,
	2024	2023
Other Income
Total GAAP Other Income	$(17,767)	$65,856
Impact of Consolidation (e)	17,767	(65,856)

Total Segment Other Income	$—	$—

	Three Months Ended
	March 31,
	2024	2023
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$1,879,654	$258,356
Less: Unrealized Performance Revenues (a)	(445,936)	759,316
Less: Unrealized Principal Investment (Income) Loss (b)	(442,976)	479,120
Less: Interest and Dividend Revenue (c)	(97,839)	(95,101)
Less: Other Revenue (d)	(44,747)	14,180
Plus: Unrealized Performance Allocations Compensation (h)	180,900	(313,249)
Plus: Equity-Based Compensation (i)	317,779	268,134
Plus: Interest Expense (j)	107,640	104,209
Impact of Consolidation (e)	(63,158)	(68,169)
Amortization of Intangibles (k)	7,333	11,341
Transaction-Related and Non-Recurring Items (f)	52,197	8,621
Administrative Fee Adjustment (l)	2,477	2,447

Total Segment Distributable Earnings	$1,453,324	$1,429,205

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of
March 31,
2024
Total Assets
Total GAAP Assets	$39,706,302
Impact of Consolidation (e)	(2,874,951)

Total Segment Assets	$36,831,351

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended March 31, 2024 and 2023, Other Revenue on a GAAP basis was $44.8 million and $(14.2
) million, and included $44.5 million and $(14.7) million of foreign exchange gains (losses), respectively.

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
non-controlling
interests.

(f)
This adjustment removes Transaction-Related and Non-Recurring Items, which are excluded from Blackstone’s segment presentation. Transaction-Related and Non-Recurring Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring gains, losses or other charges that affect period to period comparability and are not reflective of Blackstone’s operational performance. For the three months ended March 31, 2024, this adjustment includes removal of an accrual for an estimated liability for a legal matter.

(g)	Total Segment Revenues is comprised of the following:

	Three Months Ended
	March 31,
	2024	2023
Total Segment Management and Advisory Fees, Net	$1,707,571	$1,652,387
Total Segment Fee Related Performance Revenues	295,501	148,244
Total Segment Realized Performance Revenues	536,393	641,526
Total Segment Realized Principal Investment Income	9,938	43,691

Total Segment Revenues	$2,549,403	$2,485,848

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.

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

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended
	March 31,
	2024	2023

Total Segment Fee Related Compensation	$554,077	$508,971
Total Segment Realized Performance Compensation	253,024	296,024
Total Segment Other Operating Expenses	288,978	251,648

Total Segment Expenses	$1,096,079	$1,056,643

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Management and Advisory Fees, Net
GAAP	$1,727,148	$1,658,315
Segment Adjustment (a)	(19,577)	(5,928)

Total Segment	$1,707,571	$1,652,387

	Three Months Ended
	March 31,
	2024	2023
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$179,341	$142,876
Investment Income - Realized Performance Allocations	652,517	646,894

GAAP	831,858	789,770
Total Segment
Less: Realized Performance Revenues	(536,393)	(641,526)
Segment Adjustment (b)	36	—

Total Segment	$295,501	$148,244

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2024	2023
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$794,803	$716,285
Incentive Fee Compensation	73,707	63,281
Realized Performance Allocations Compensation	258,894	296,794

GAAP	1,127,404	1,076,360
Total Segment
Less: Realized Performance Compensation	(253,024)	(296,024)
Less: Equity-Based Compensation - Fee Related Compensation	(313,400)	(265,154)
Less: Equity-Based Compensation - Performance Compensation	(4,379)	(2,980)
Segment Adjustment (c)	(2,524)	(3,231)

Total Segment	$554,077	$508,971

	Three Months Ended
	March 31,
	2024	2023
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$369,950	$273,394
Segment Adjustment (d)	(80,972)	(21,746)

Total Segment	$288,978	$251,648

	Three Months Ended
	March 31,
	2024	2023
Realized Performance Revenues
GAAP
Incentive Fees	$179,341	$142,876
Investment Income - Realized Performance Allocations	652,517	646,894

GAAP	831,858	789,770
Total Segment
Less: Fee Related Performance Revenues	(295,501)	(148,244)
Segment Adjustment (b)	36	—

Total Segment	$536,393	$641,526

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended
	March 31,
	2024	2023
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$73,707	$63,281
Realized Performance Allocations Compensation	258,894	296,794

GAAP	332,601	360,075
Total Segment
Less: Fee Related Performance Compensation (e)	(75,198)	(61,071)
Less: Equity-Based Compensation—Performance Compensation	(4,379)	(2,980)

Total Segment	$253,024	$296,024

	Three Months Ended
	March 31,
	2024	2023
Realized Principal Investment Income
GAAP	$78,597	$108,058
Segment Adjustment (f)	(68,659)	(64,367)

Total Segment	$9,938	$43,691

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
(d)
Represents the (1) removal of Transaction-Related and Non-Recurring Items that are not recorded in the Total Segment measures, (2) removal of certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures, and (3) a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation. For the three months ended March 31, 2024, this adjustment includes removal of an accrual for an estimated liability for a legal matter.

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

18. Subsequent Events
There have been no events since March 31, 2024 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	March 31, 2024
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$2,504,471	$—	$—	$2,504,471
Cash Held by Blackstone Funds and Other	—	167,711	—	167,711
Investments	23,188,344	3,458,911	(724,965)	25,922,290
Accounts Receivable	194,374	4,928	—	199,302
Due from Affiliates	4,727,182	15,219	(47,177)	4,695,224
Intangible Assets, Net	192,227	—	—	192,227
Goodwill	1,890,202	—	—	1,890,202
Other Assets	1,072,303	324	—	1,072,627
Right-of-Use Assets	805,454	—	—	805,454
Deferred Tax Assets	2,256,794	—	—	2,256,794

Total Assets	$36,831,351	$3,647,093	$(772,142)	$39,706,302

Liabilities and Equity
Loans Payable	$10,570,336	$169,835	$—	$10,740,171
Due to Affiliates	2,027,046	157,799	(49,367)	2,135,478
Accrued Compensation and Benefits	5,378,212	—	—	5,378,212
Operating Lease Liabilities	951,648	—	—	951,648
Accounts Payable, Accrued Expenses and Other Liabilities	1,954,381	68,978	—	2,023,359

Total Liabilities	20,881,623	396,612	(49,367)	21,228,868

Redeemable Non-Controlling Interests in Consolidated Entities	9	934,996	—	935,005

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	6,190,142	714,885	(714,885)	6,190,142
Retained Earnings	796,201	7,890	(7,890)	796,201
Accumulated Other Comprehensive Income (Loss)	(36,884)	5,602	—	(31,282)
Non-Controlling Interests in Consolidated Entities	3,794,570	1,587,108	—	5,381,678
Non-Controlling Interests in Blackstone Holdings	5,205,683	—	—	5,205,683

Total Equity	15,949,719	2,315,485	(722,775)	17,542,429

Total Liabilities and Equity	$36,831,351	$3,647,093	$(772,142)	$39,706,302

Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	December 31, 2023
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$2,955,866	$—	$—	$2,955,866
Cash Held by Blackstone Funds and Other	—	316,197	—	316,197
Investments	22,595,236	4,319,483	(768,097)	26,146,622
Accounts Receivable	186,370	6,995	—	193,365
Due from Affiliates	4,498,250	13,901	(45,630)	4,466,521
Intangible Assets, Net	201,208	—	—	201,208
Goodwill	1,890,202	—	—	1,890,202
Other Assets	944,078	770	—	944,848
Right-of-Use Assets	841,307	—	—	841,307
Deferred Tax Assets	2,331,394	—	—	2,331,394

Total Assets	$36,443,911	$4,657,346	$(813,727)	$40,287,530

Liabilities and Equity
Loans Payable	$10,616,937	$687,122	$—	$11,304,059
Due to Affiliates	2,273,008	220,758	(100,356)	2,393,410
Accrued Compensation and Benefits	5,247,766	—	—	5,247,766
Operating Lease Liabilities	989,823	—	—	989,823
Accounts Payable, Accrued Expenses and Other Liabilities	1,886,086	391,172	—	2,277,258

Total Liabilities	21,013,620	1,299,052	(100,356)	22,212,316

Redeemable Non-Controlling Interests in Consolidated Entities	9	1,179,064	—	1,179,073

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	6,175,190	701,792	(701,792)	6,175,190
Retained Earnings	660,734	11,579	(11,579)	660,734
Accumulated Other Comprehensive Income (Loss)	(36,175)	17,042	—	(19,133)
Non-Controlling Interests in Consolidated Entities	3,728,438	1,448,817	—	5,177,255
Non-Controlling Interests in Blackstone Holdings	4,902,088	—	—	4,902,088

Total Equity	15,430,282	2,179,230	(713,371)	16,896,141

Total Liabilities and Equity	$36,443,911	$4,657,346	$(813,727)	$40,287,530

(a)	The Consolidated Blackstone Funds consisted of the following:
Blackstone Annex Onshore Fund L.P.
Blackstone Horizon Fund L.P.

BTD CP Holdings LP
Blackstone Dislocation Fund L.P.
BEPIF (Aggregator) SCSp
BX Shipston SCSp
Blackstone Private Equity Strategies Fund L.P.*
Blackstone Private Equity Strategies Fund SICAV*
Blackstone Private Equity Strategies Fund (Master) FCP*
Clover Credit Partners CLO III, Ltd.
Bayswater Park CLO, LTD.*
Peebles Park CLO, LTD.*
Private equity side-by-side investment vehicles
Real estate side-by-side investment vehicles
Multi-Asset Investing side-by-side investment vehicles.
*Consolidated as of December 31, 2023 only
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
Our Business
Blackstone is the world’s largest alternative asset manager. We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from capital markets services. We also invest in the funds we manage and we are entitled to a pro-rata share of the income of the fund (a “pro-rata allocation”). In addition to a pro-rata allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”). In certain structures, we receive a contractual incentive fee from an investment fund based on achieving certain investment returns (an “Incentive Fee,” and together with Performance Allocations, “Performance Revenues”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds are driven by the performance of the underlying investments as well as overall market conditions. Fair values are affected by changes in the fundamentals of our portfolio companies and other investments, the industries in which they operate, the overall economy and other market conditions.
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
Our Blackstone Real Estate Partners (“BREP”) business is geographically diversified and targets a broad range of opportunistic real estate and real estate-related investments. The BREP platform includes global funds as well as funds focused specifically on Europe or Asia investments. BREP seeks to invest thematically in high-quality assets, focusing where we see outsized growth potential driven by global economic and demographic trends. BREP has made significant investments in logistics, data centers, rental housing, hospitality, office and retail properties around the world, as well as in a variety of real estate operating companies.

Our Core+ real estate strategy invests in substantially stabilized real estate globally primarily through perpetual capital vehicles. Our Core+ real estate strategy includes our (a) Blackstone Property Partners (“BPP”) funds, which focus on high-quality assets in the Americas, Europe and Asia and (b) our non-listed REIT, Blackstone Real Estate Income Trust, Inc. (“BREIT”) and our Blackstone European Property Income (“BEPIF”) vehicles, which provide income-focused individual investors access to institutional quality real estate primarily in the Americas and Europe, respectively.
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
Private Equity
Our Private Equity segment includes our Corporate Private Equity business, which consists of: (a) our global private equity funds, Blackstone Capital Partners (“BCP”), (b) our sector-focused funds, including our energy- and energy transition-focused funds, Blackstone Energy Transition Partners (“BETP”), (c) our Asia-focused private equity funds, Blackstone Capital Partners Asia and (d) our core private equity funds, Blackstone Core Equity Partners (“BCEP”). Our Private Equity segment also includes (a) our opportunistic investment platform that invests flexibly across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary fund business, Strategic Partners Fund Solutions (“Strategic Partners”), (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences investment platform, Blackstone Life Sciences (“BXLS”), (e) our growth equity investment platform, Blackstone Growth (“BXG”), (f) our investment platform offering eligible individual investors access to Blackstone’s private equity capabilities, the Blackstone Private Equity Strategies Fund Program (“BXPE Fund Program”), (g) our multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (h) our capital markets services business, Blackstone Capital Markets (“BXCM”).
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
The BXPE Fund Program invests primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone’s private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors for eligible individual investors.
Credit & Insurance
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
BXCI is organized into three overarching credit investing strategies: private corporate credit, liquid corporate credit and infrastructure and asset based credit. The private corporate credit strategies include mezzanine and direct lending funds and stressed/distressed strategies. The direct lending funds include Blackstone Private Credit Fund (“BCRED”) and Blackstone Secured Lending Fund (“BXSL”), both of which are business development companies (“BDCs”). The liquid corporate credit strategies consist of CLOs, closed-ended funds, open-ended funds, systematic strategies and separately managed accounts. The infrastructure and asset based credit strategies include our private placement strategies, energy strategies (including the sustainable resources platform) and asset based finance strategies focused on privately originated, income-oriented credit assets secured by physical or financial collateral.
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
In addition, our Credit & Insurance segment also includes a platform managed by Harvest Fund Advisors LLC (“Harvest”), which primarily invests in publicly traded energy infrastructure, renewables and master limited partnerships holding midstream energy assets in North America. Effective the second quarter of 2024, Harvest will be included in the Multi-Asset Investing segment.
Multi-Asset Investing
Effective the first quarter of 2024, our Hedge Fund Solutions segment was renamed “Multi-Asset Investing.” Our Multi-Asset Investing segment seeks to grow investors’ assets through investment strategies designed to deliver, primarily through the public markets, compelling risk adjusted returns. Blackstone Multi-Asset Investing (“BXMA”) is the world’s largest discretionary allocator to hedge funds. BXMA is organized into two primary platforms: Absolute Return and Multi-Strategy. Absolute Return is designed to pursue consistent, efficient and diversifying returns across multiple market environments. Absolute Return manages a broad range of commingled and customized fund solutions, a seeding business and registered funds that provide alternative asset solutions through daily liquidity products. Multi-Strategy aims to generate strong risk-adjusted returns through opportunistic, asset-class agnostic investing, including structured risk transfer and equity capital markets strategies. Our Multi-Asset Investing segment also includes our GP Stakes business (“GP Stakes”), which targets minority investments in the general partners of private equity and other private market alternative asset management firms globally, with a focus on delivering a combination of recurring annual cash flow yield and long-term capital appreciation. Effective the second quarter of 2024, GP Stakes will be included in the Private Equity segment.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
In the first quarter of 2024, most major equity markets appreciated. Global economic growth remained resilient amid an expectation of easing financial conditions in 2024, following a multi-year period of rising interest rates. In the U.S., the S&P 500 generated a total return of 10.6% in the first quarter, with broad-based strength across most sectors. Equity market volatility increased, with the CBOE Volatility Index up 4.5% to 13.0 in the quarter, but remained below historical averages and down 30% over the past twelve months. Commodity prices were mixed, with the price of West Texas Intermediate crude oil rising 16% to $83.17 per barrel, while Henry Hub natural gas prices declined 30% to $1.76/MMBtu in the quarter.
In credit markets, the S&P leveraged loan index increased 2.5% and the Credit Suisse high yield bond index increased 1.7% in the first quarter. High yield spreads tightened 43 basis points sequentially from the fourth quarter, while issuance increased 117% compared to the first quarter of 2023.
U.S. capital markets activity rebounded broadly in the first quarter, with initial public offering volumes up 196% compared to the first quarter of 2023 and announced merger and acquisition deal volumes up 79% over the same period.
In a continued effort to reduce inflation, major central banks globally maintained restrictive monetary policy in the first quarter. In Europe, the European Central Bank held its deposit facility rate steady at 4.00%, having last raised it by 25bps in the third quarter of 2023. Eurozone inflation slowed to 2.4% year-over-year in March, down from a peak of 10.6% in October of 2022 and down from 2.9% in December of 2023. In the U.S., the Federal Reserve held the federal funds target range steady in the first quarter of 2024 at 5.25%-5.50%, following four hikes in 2023. Inflation has declined substantially from peak, although in recent months the pace of decline has moderated. In March, the U.S consumer price index increased 3.5% year-over-year, down from 9.1% in June 2022; but up from the 3.4% year-over-year increase in December 2023. With Inflation remaining above its long-run target of 2%, the Federal Reserve has indicated that it does not intend to reduce the federal funds target range until it is more confident in the path of inflation. The ten-year U.S. Treasury yield increased 32 basis points to 4.2% in the first quarter of 2024 and further rose subsequent to quarter end to 4.66% as of April 26, 2024. Meanwhile, the three-month LIBOR decreased 3 basis points to 5.56% in the first quarter but has since increased to 5.59% as of April 26, 2024.
Despite the impact of higher interest rates, the U.S. economy continued to demonstrate strength and resiliency in the first quarter. Unemployment was 3.8% in March, and despite an increase to 3.9% subsequent to quarter end, has remained near historically low levels and in line with early 2020, immediately prior to the coronavirus pandemic. Wages increased 4.1% year-over-year in March, while retail sales rose 4.0% year-over-year. In manufacturing, the ISM Manufacturing PMI increased to 50.3 in March 2024, up from 47.1 in the fourth quarter of 2023, signaling an expansion in the U.S. manufacturing sector for the first time since the fourth quarter of 2022.
Economic consensus forecasts suggest a continued deceleration in economic growth over time and an eventual easing of financial conditions. Geopolitical turbulence, including wars in the Middle East and Ukraine, add further uncertainty to the environment. Economic and market conditions are likely to remain complex and dynamic as a result in the near term.

Organizational Structure
The simplified diagram below depicts our current organizational structure. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

Key Financial Measures and Indicators
We manage our business using certain financial measures and key operating metrics since we believe these metrics measure the productivity of our investment activities. We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See “—Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” and “—Critical Accounting Policies.” Our key non-GAAP financial measures and operating indicators and metrics are discussed below.
Distributable Earnings
Distributable Earnings is derived from Blackstone’s segment reported results. Distributable Earnings is used to assess performance and amounts available for dividends to Blackstone stockholders, including Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Distributable Earnings is the sum of Segment Distributable Earnings plus Net Interest and Dividend Income (Loss) less Taxes and Related Payables. Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “—Non-GAAP Financial Measures” for our reconciliation of Distributable Earnings.

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
Segment Distributable Earnings
Segment Distributable Earnings is Blackstone’s segment profitability measure used to make operating decisions and assess performance across Blackstone’s four segments. Blackstone believes it is useful to stockholders to review the measure that management uses in assessing segment performance. Segment Distributable Earnings represents the net realized earnings of Blackstone’s segments and is the sum of Fee Related Earnings and Net Realizations for each segment. Blackstone’s segments are presented on a basis that deconsolidates Blackstone Funds, eliminates non-controlling ownership interests in Blackstone’s consolidated operating partnerships, removes the amortization of intangible assets and removes Transaction-Related and Non-Recurring Items. Transaction-Related and Non-Recurring Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring gains, losses or other charges that affect period-to-period comparability and are not reflective of Blackstone’s operational performance. Segment Distributable Earnings excludes unrealized activity and is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “—Non-GAAP Financial Measures” for our reconciliation of Segment Distributable Earnings.
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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2024, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year. For the three months ended March 31, 2024, Realized Performance Compensation was increased by an aggregate of $25.0 million and Fee Related Compensation was decreased by $16.3 million. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision (Benefit) for

Taxes and Distributable Earnings in the three months ended March 31, 2024. These changes are not expected to impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the year ending December 31, 2024. These changes had an impact on individual quarters in 2023 but did not impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the year ended December 31, 2023.
Fee Related Earnings
Fee Related Earnings is a performance measure used to assess Blackstone’s ability to generate profits from revenues that are measured and received on a recurring basis and not subject to future realization events. Blackstone believes Fee Related Earnings is useful to stockholders as it provides insight into the profitability of the portion of Blackstone’s business that is not dependent on realization activity. Fee Related Earnings equals management and advisory fees (net of management fee reductions and offsets) plus Fee Related Performance Revenues, less (a) Fee Related Compensation on a segment basis and (b) Other Operating Expenses. Fee Related Earnings is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “—Non-GAAP Financial Measures” for our reconciliation of Fee Related Earnings.
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
Other Operating Expenses is presented on a segment basis and is equal to General, Administrative and Other Expenses, adjusted to (a) remove transaction-related and non-recurring items that arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering, and non-recurring gains, losses, or other charges, if any, (b) remove certain expenses reimbursed by the Blackstone Funds which are netted against Management and Advisory Fees, Net in Blackstone’s segment presentation and (c) give effect to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.
Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization
Adjusted Earnings Before Interest, Taxes and Depreciation and Amortization (“Adjusted EBITDA”), is a supplemental measure used to assess performance derived from Blackstone’s segment results and may be used to assess its ability to service its borrowings. Adjusted EBITDA represents Distributable Earnings plus the addition of (a) Interest Expense on a segment basis, (b) Taxes and Related Payables and (c) Depreciation and Amortization. Adjusted EBITDA is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Income (Loss) Before Provision (Benefit) for Taxes. See “—Non-GAAP Financial Measures” for our reconciliation of Adjusted EBITDA.
Net Accrued Performance Revenues
Net Accrued Performance Revenues is a non-GAAP financial measure Blackstone believes is useful to stockholders as an indicator of potential future realized performance revenues based on the current investment portfolio of the funds and vehicles we manage. Net Accrued Performance Revenues represents the accrued performance revenues receivable by Blackstone, net of the related accrued performance compensation payable by Blackstone, excluding performance revenues that have been realized but not yet distributed as of the reporting date and clawback amounts, if any. Net Accrued Performance Revenues is derived from and reconciled to, but not equivalent to, its most directly comparable GAAP measure of Investments. See “—Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues and Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” for additional information on the calculation of Investments — Accrued Performance Allocations.
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

(a)
the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods,

(b)
the net asset value of (1) our hedge funds, real estate debt carry funds, BPP, certain co-investments managed by us, certain credit-focused funds and our Multi-Asset Investing drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods) and (2) our funds of hedge funds, our Multi-Asset Investing registered investment companies, BREIT and BEPIF,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,
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
Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Real Estate, Credit & Insurance and Multi-Asset Investing segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually, quarterly or monthly), typically with 2 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. In our Perpetual Capital vehicles where redemption rights exist, Blackstone has the ability to fulfill redemption requests only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, or (b) to the extent there is sufficient new capital. Investment advisory agreements related to certain separately managed accounts in our Credit & Insurance and Multi-Asset Investing segments, excluding separately managed accounts in our insurance platform, may generally be terminated by an investor on 30 to 90 days’ notice. Separately managed accounts in our insurance platform can generally only be terminated for long-term underperformance, cause and certain other limited circumstances, in each case subject to Blackstone’s right to cure.

Fee-Earning Assets Under Management refers to the assets we manage on which we derive management fees and/or performance revenues. We believe this measure is useful to stockholders as it provides insight into the capital base upon which we can earn management fees and/or performance revenues. Our Fee-Earning Assets Under Management equals the sum of:

(a)
for our Private Equity segment funds, Real Estate segment carry funds including certain BREDS funds and certain Multi-Asset Investing funds, the amount of capital commitments, remaining invested capital, fair value, net asset value or par value of assets held, depending on the fee terms of the fund,

(b)	for our credit-focused carry funds, the amount of remaining invested capital (which may include leverage) or net asset value, depending on the fee terms of the fund,
(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,
(d)
the net asset value of our funds of hedge funds, hedge funds, BPP, certain co-investments managed by us, certain registered investment companies, BREIT, BEPIF and certain of our Multi-Asset Investing drawdown funds,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,
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
Consolidated Results of Operations
Following is a discussion of our consolidated results of operations. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds, eliminates non-controlling ownership interests in Blackstone’s consolidated operating partnerships and removes the amortization of intangibles assets and Transaction-Related and Non-Recurring Items) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,		2024 vs. 2023
	2024	2023	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,727,148	$1,658,315	$68,833	4%

Incentive Fees	179,341	142,876	36,465	26%

Investment Income (Loss)
Performance Allocations
Realized	652,517	646,894	5,623	1%
Unrealized	445,943	(759,212)	1,205,155	n/m
Principal Investments
Realized	78,597	108,058	(29,461)	-27%
Unrealized	461,623	(491,417)	953,040	n/m

Total Investment Income (Loss)	1,638,680	(495,677)	2,134,357	n/m

Interest and Dividend Revenue	97,839	90,485	7,354	8%
Other	44,820	(14,154)	58,974	n/m

Total Revenues	3,687,828	1,381,845	2,305,983	167%

Expenses
Compensation and Benefits
Compensation	794,803	716,285	78,518	11%
Incentive Fee Compensation	73,707	63,281	10,426	16%
Performance Allocations Compensation
Realized	258,894	296,794	(37,900)	-13%
Unrealized	180,900	(313,249)	494,149	n/m

Total Compensation and Benefits	1,308,304	763,111	545,193	71%
General, Administrative and Other	369,950	273,394	96,556	35%
Interest Expense	108,203	104,441	3,762	4%
Fund Expenses	3,950	48,399	(44,449)	-92%

Total Expenses	1,790,407	1,189,345	601,062	51%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	—	(5,208)	5,208	-100%
Net Gains (Losses) from Fund Investment Activities	(17,767)	71,064	(88,831)	n/m

Total Other Income (Loss)	(17,767)	65,856	(83,623)	n/m

Income Before Provision for Taxes	1,879,654	258,356	1,621,298	628%
Provision for Taxes	283,671	47,675	235,996	495%

Net Income	1,595,983	210,681	1,385,302	658%
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(39,669)	(6,700)	(32,969)	492%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	102,827	74,869	27,958	37%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	685,439	56,700	628,739	n/m

Net Income Attributable to Blackstone Inc.	$847,386	$85,812	$761,574	887%

n/m  Not meaningful.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues
Revenues were $3.7 billion for the three months ended March 31, 2024, an increase of $2.3 billion, compared to $1.4 billion for the three months ended March 31, 2023. The increase in Revenues was primarily attributable to an increase of $2.1 billion in Investment Income (Loss), which was primarily composed of an increase of $2.2 billion in Unrealized Investment Income (Loss).
The $2.2 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investments in the three months ended March 31, 2024 compared to net unrealized depreciation of investments in the three months ended March 31, 2023. Principal drivers were:

•
An increase of $918.3 million in our Credit & Insurance segment, primarily attributable to unrealized appreciation on the ownership of Corebridge common stock for the three months ended March 31, 2024 compared to unrealized depreciation of ownership of Corebridge common stock for the three months ended March 31, 2023.

•
An increase of $539.5 million in our Private Equity segment, primarily attributable to higher net unrealized appreciation of investments in Corporate Private Equity in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The carrying value of Corporate Private Equity increased 3.4% in the three months ended March 31, 2024 compared to an increase of 2.8% in the three months ended March 31, 2023.

•
An increase of $538.7 million in our Real Estate segment, primarily attributable to stronger performance in Core+ real estate and BREP in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The carrying values of Core+ real estate and BREP increased 1.2% and 0.3%, respectively, in the three months ended March 31, 2024 compared to decreases of 1.6% and 0.4%, respectively, in the three months ended March 31, 2023.

Expenses
Expenses were $1.8 billion for the three months ended March 31, 2024, an increase of $601.1 million, compared to $1.2 billion for the three months ended March 31, 2023. The increase was primarily attributable to an increase of $545.2 million in Total Compensation and Benefits, of which $456.2 million was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss), on which a portion of compensation is based.
Other Income
Other Income (Loss) was $(17.8) million for the three months ended March 31, 2024, a decrease of $83.6 million, compared to $65.9 million for the three months ended March 31, 2023. The decrease in Other Income (Loss) was primarily due to a decrease of $88.8 million in Net Gains (Losses) from Fund Investment Activities.
The decrease in Net Gains (Losses) from Fund Investment Activities was principally driven by a decrease of $42.6 million in our Private Equity segment primarily due to the deconsolidation of a fund and a decrease of $39.3 million in our Real Estate segment primarily due to unrealized depreciation of investments in our consolidated funds.
Provision for Taxes
Blackstone’s Provision for Taxes for the three months ended March 31, 2024 was $283.7 million, an increase of $236.0 million, compared to $47.7 million for the three months ended March 31, 2023. This resulted in an effective tax rate of 15.1% and 18.5%, based on our Income Before Provision for Taxes of $1.9 billion and $258.4 million for the three months ended March 31, 2024 and 2023, respectively.

The decrease in Blackstone’s effective tax rate for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, resulted primarily from the impact of state taxes and outside basis adjustments.
Blackstone had a corporate alternative minimum tax (“CAMT”) liability for the March 31, 2024 as calculated pursuant to the Inflation Reduction Act. Blackstone will continue to assess the overall impact to its Provision for Income Tax upon the issuance of applicable additional guidance by the U.S. Treasury Department related to interpretations of CAMT. For the three months ended March 31, 2024, there is no meaningful CAMT impact reflected in the Provision for Income Taxes given current year tax payments made under CAMT are permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit.
Additional information regarding our income taxes can be found in Note 12. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Non-Controlling Interests in Consolidated Entities
The Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities from the Net Income Attributable to Blackstone Inc.
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings is derived from the Income Before Provision for Taxes at the Blackstone Holdings level, excluding the Net Gains (Losses) from Fund Investment Activities and the percentage allocation of the income between Blackstone personnel and others who are limited partners of Blackstone Holdings and Blackstone after considering any contractual arrangements that govern the allocation of income such as fees allocable to Blackstone.
For the three months ended March 31, 2024 and 2023, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 38.8% and 39.4%, respectively. The decrease of 0.6% was primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.
Operating Metrics
Total and Fee-Earning Assets Under Management
The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2024 and 2023. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and Fee-Earning Assets Under Management.”

Note:	Totals may not add due to rounding.

	Three Months Ended
	March 31, 2024					March 31, 2023
		Private	Credit &	Multi-Asset			Private	Credit &	Multi-Asset
	Real Estate	Equity	Insurance	Investing	Total	Real Estate	Equity	Insurance	Investing	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$298,889,475	$168,620,545	$223,844,084	$71,253,798	$762,607,902	$281,967,153	$167,082,852	$198,162,931	$71,173,952	$718,386,888
Inflows (a)	9,026,182	2,277,263	16,427,617	1,315,074	29,046,136	15,715,717	1,779,857	12,412,934	2,058,840	31,967,348
Outflows (b)	(3,174,588)	(217,529)	(2,120,474)	(1,287,285)	(6,799,876)	(3,741,724)	(144,634)	(3,858,030)	(1,383,002)	(9,127,390)

Net Inflows	5,851,594	2,059,734	14,307,143	27,789	22,246,260	11,973,993	1,635,223	8,554,904	675,838	22,839,958
Realizations (c)	(4,103,524)	(1,455,310)	(4,038,602)	(384,941)	(9,982,377)	(4,493,945)	(2,943,918)	(3,231,450)	(324,743)	(10,994,056)
Market Activity (d)(g)	946,012	1,379,421	1,714,280	2,486,057	6,525,770	(1,949,895)	(430,652)	3,136,537	984,629	1,740,619

Balance, End of Period (e)	$301,583,557	$170,604,390	$235,826,905	$73,382,703	$781,397,555	$287,497,306	$165,343,505	$206,622,922	$72,509,676	$731,973,409

Increase (Decrease)	$2,694,082	$1,983,845	$11,982,821	$2,128,905	$18,789,653	$5,530,153	$(1,739,347)	$8,459,991	$1,335,724	$13,586,521
Increase (Decrease)	1%	1%	5%	3%	2%	2%	-1%	4%	2%	2%
Annualized Base Management Fee
Rate (f)	0.92%	1.06%	0.65%	0.72%	0.85%	0.99%	1.09%	0.65%	0.76%	0.89%

	Three Months Ended
	March 31, 2024					March 31, 2023
		Private	Credit &	Multi-Asset			Private	Credit &	Multi-Asset
	Real Estate	Equity	Insurance	Investing	Total	Real Estate	Equity	Insurance	Investing	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$336,940,096	$304,038,221	$318,915,676	$80,298,454	$1,040,192,447	$326,146,904	$288,902,142	$279,908,030	$79,716,001	$974,673,077
Inflows (a)	8,089,218	7,359,930	17,194,307	1,398,058	34,041,513	17,045,929	4,556,005	16,589,263	2,168,497	40,359,694
Outflows (b)	(3,233,200)	(1,805,341)	(4,349,665)	(1,693,853)	(11,082,059)	(4,028,547)	(632,468)	(4,750,649)	(1,403,111)	(10,814,775)

Net Inflows (Outflows)	4,856,018	5,554,589	12,844,642	(295,795)	22,959,454	13,017,382	3,923,537	11,838,614	765,386	29,544,919
Realizations (c)	(3,847,191)	(5,218,518)	(5,543,470)	(435,933)	(15,045,112)	(4,423,681)	(8,620,785)	(4,576,693)	(330,677)	(17,951,836)
Market Activity (d)(h)	1,383,497	5,624,737	3,419,581	2,728,144	13,155,959	(2,943,267)	2,843,547	4,098,895	1,028,261	5,027,436

Balance, End of Period (e)	$339,332,420	$309,999,029	$329,636,429	$82,294,870	$1,061,262,748	$331,797,338	$287,048,441	$291,268,846	$81,178,971	$991,293,596

Increase (Decrease)	$2,392,324	$5,960,808	$10,720,753	$1,996,416	$21,070,301	$5,650,434	$(1,853,701)	$11,360,816	$1,462,970	$16,620,519
Increase (Decrease)	1%	2%	3%	2%	2%	2%	-1%	4%	2%	2%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period.

(g)
For the three months ended March 31, 2024, the impact to Fee-Earning Assets Under Management from foreign exchange rate fluctuations was $(1.2) billion, $(95.9) million, $(375.0) million, $(283.6) million and $(2.0) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended March 31, 2023, such impact was $662.2 million, $27.8 million, $314.6 million, $(112.6) million and $892.1 million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(h)
For the three months ended March 31, 2024, the impact to Total Assets Under Management from foreign exchange rate fluctuations was $(1.9) billion, $(729.5) million, $(392.5) million, $(281.5) million and $(3.3) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended March 31, 2023, such impact was $845.2 million, $695.4 million, $386.2 million, $(105.0) million and $1.8 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

Fee-Earning Assets Under Management
Fee-Earning Assets Under Management were $781.4 billion at March 31, 2024, an increase of $18.8 billion compared to $762.6 billion at December 31, 2023. The net increase was due to:

•
In our Real Estate segment, an increase of $2.7 billion from $298.9 billion at December 31, 2023 to $301.6 billion at March 31, 2024. The net increase was due to inflows of $9.0 billion and market appreciation of $946.0 million, offset by realizations of $4.1 billion and outflows of $3.2 billion.

o	Inflows were driven by $3.5 billion from BREDS, $2.5 billion from BREP and co-investment and $1.9 billion from BREIT.
o
Market appreciation was driven by appreciation of $1.1 billion from BREIT (which reflected $53.4 million of foreign exchange depreciation), partially offset by depreciation of $331.2 million from BPP and co-investment (which reflected $842.6 million of foreign exchange depreciation).

o	Realizations were driven by $1.7 billion from BREDS and $1.5 billion from BREIT.
o	Outflows were driven by $2.9 billion from BREIT.

•
In our Private Equity segment, an increase of $2.0 billion from $168.6 billion at December 31, 2023 to $170.6 billion at March 31, 2024. The net increase was due to inflows of $2.3 billion and market appreciation of $1.4 billion, offset by realizations of $1.5 billion and outflows of $217.5 million.

o	Inflows were driven by $980.5 million from BIP, $555.7 million from Tactical Opportunities and $243.1 million from Corporate Private Equity.
o	Market appreciation was driven by appreciation of $1.1 billion from BIP (which reflected $95.9 million of foreign exchange depreciation).

o	Realizations were driven by $605.7 million from Tactical Opportunities, $420.2 million from Corporate Private Equity and $326.6 million from Strategic Partners.
o	Outflows were driven by $138.3 million from BTAS.

•
In our Credit & Insurance segment, an increase of $12.0 billion from $223.8 billion at December 31, 2023 to $235.8 billion at March 31, 2024. The net increase was due to inflows of $16.4 billion and market appreciation of $1.7 billion, offset by realizations of $4.0 billion and outflows of $2.1 billion.

o	Inflows were driven by $5.4 billion from direct lending, $5.4 billion from infrastructure and asset based credit strategies and $5.1 billion from liquid credit strategies.
o	Market appreciation was driven by appreciation of $995.7 million from direct lending (which reflected $123.1 million of foreign exchange depreciation).
o	Realizations were driven by $1.8 billion from liquid credit strategies and $1.3 billion from direct lending.
o	Outflows were driven by $674.9 million from liquid credit strategies, $631.0 million from the insurance platform and $573.5 million from direct lending.

•
In our Multi-Asset Investing segment, an increase of $2.1 billion from $71.3 billion at December 31, 2023 to $73.4 billion at March 31, 2024. The net increase was due to market appreciation of $2.5 billion and inflows of $1.3 billion, offset by outflows of $1.3 billion and realizations of $384.9 million.

o
Market appreciation was driven by appreciation of $1.9 billion from Absolute Return (which reflected $304.6 million of foreign exchange depreciation), $361.4 million from GP Stakes (which reflected $4.6 million of foreign exchange appreciation) and $260.0 million from Multi-Strategy (which reflected $16.4 million of foreign exchange appreciation).

o	Inflows were driven by $1.2 billion from Absolute Return, $71.9 million from GP Stakes and $42.3 million from Multi-Strategy.
o	Outflows were driven by $1.2 billion from Absolute Return and $121.2 million from Multi-Strategy.
o	Realizations were driven by $260.7 million from Multi-Strategy, $63.4 million from Absolute Return and $60.8 million from GP Stakes.
Total Assets Under Management
Total Assets Under Management were $1,061.3 billion at March 31, 2024, an increase of $21.1 billion compared to $1,040.2 billion at December 31, 2023. The net increase was due to:

•
In our Real Estate segment, an increase of $2.4 billion from $336.9 billion at December 31, 2023 to $339.3 billion at March 31, 2024. The net increase was due to inflows of $8.1 billion and market appreciation of $1.4 billion, offset by realizations of $3.8 billion and outflows of $3.2 billion.

o	Inflows were driven by $3.6 billion from BREDS, $2.3 billion from BREP and co-investment and $1.9 billion from BREIT.
o
Market appreciation was driven by appreciation of $1.1 billion from BREIT (which reflected $53.4 million of foreign exchange depreciation) and $1.0 billion from BREDS (which reflected $20.1 million of foreign exchange depreciation), partially offset by depreciation of $378.1 million from BPP and co-investment (which reflected $869.0 million of foreign exchange depreciation) and $253.2 million from BREP and co-investment (which reflected $971.1 million of foreign exchange depreciation).

o	Realizations were driven by $1.5 billion from BREIT, $1.2 billion from BREDS and $672.5 million from BPP and co-investment.
o	Outflows were driven by $2.9 billion from BREIT.

•
In our Private Equity segment, an increase of $6.0 billion from $304.0 billion at December 31, 2023 to $310.0 billion at March 31, 2024. The net increase was due to inflows of $7.4 billion and market appreciation of $5.6 billion, offset by realizations of $5.2 billion and outflows of $1.8 billion.

o	Inflows were driven by $3.3 billion from Corporate Private Equity, $1.7 billion from BIP and $1.1 billion from Tactical Opportunities.
o
Market appreciation was driven by appreciation of $2.7 billion from Corporate Private Equity (which reflected $605.9 million of foreign exchange depreciation), $1.5 billion from BIP (which reflected $71.5 million of foreign exchange depreciation) and $920.4 million from Strategic Partners (which reflected $11.4 million of foreign exchange appreciation).

o	Realizations were driven by $2.5 billion from Corporate Private Equity, $1.5 billion from Tactical Opportunities and $1.1 billion from Strategic Partners.
o	Outflows were driven by $845.5 million from Strategic Partners and $621.4 million from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $10.7 billion from $318.9 billion at December 31, 2023 to $329.6 billion at March 31, 2024. The net increase was due to inflows of $17.2 billion and market appreciation of $3.4 billion, offset by realizations of $5.5 billion and outflows of $4.3 billion.

o	Inflows were driven by $7.3 billion from direct lending, $5.3 billion from infrastructure and asset based credit strategies and $4.4 billion from liquid credit strategies.
o
Market appreciation was driven by appreciation of $1.3 billion from direct lending (which reflected $139.7 million of foreign exchange depreciation), $875.2 million from MLP strategies and $533.5 million from the insurance platform.

o	Realizations were driven by $2.2 billion from direct lending, $1.8 billion from liquid credit strategies and $650.6 million from infrastructure and asset based credit strategies.
o	Outflows were driven by $1.9 billion from direct lending, $744.8 million from liquid credit strategies and $632.3 million from the insurance platform.

•
In our Multi-Asset Investing segment, an increase of $2.0 billion from $80.3 billion at December 31, 2023 to $82.3 billion at March 31, 2024. The net increase was due to market appreciation of $2.7 billion and inflows of $1.4 billion, offset by outflows of $1.7 billion and realizations of $435.9 million.

o
Market appreciation was driven by appreciation of $1.9 billion from Absolute Return (which reflected $304.6 million of foreign exchange depreciation), $521.0 million from GP Stakes (which reflected $5.4 million of foreign exchange appreciation) and $272.8 million from Multi-Strategy (which reflected $17.8 million of foreign exchange appreciation).

o	Inflows were driven by $1.2 billion from Absolute Return, $190.1 million from Multi-Strategy and $4.4 million from GP Stakes.
o	Outflows were driven by $1.2 billion from Absolute Return and $488.0 million from Multi-Strategy.
o	Realizations were driven by $303.6 million from Multi-Strategy, $68.1 million from GP Stakes and $64.2 million from Absolute Return.

Total Assets Under Management inflows in Corporate Private Equity exceed the Fee-Earning Assets Under Management inflows primarily due to the closings of BCP IX and BETP IV in the three months ended March 31, 2024. Fee-Earning Assets Under Management inflows are reported when a fund’s investment period commences or fee-earning co-investment capital is raised, whereas Total Assets Under Management activity is reported at each fund closing or when co-investment capital is raised.
Total Assets Under Management realizations in our Private Equity segment generally represents the total proceeds and typically exceeds the Fee-Earning Assets Under Management realizations. Fee-Earning Assets Under Management generally represents only the invested capital.
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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of March 31, 2024 and 2023. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “—Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	March 31,
	2024	2023

	(Dollars in Millions)
Real Estate
BREP IV	$4	$6
BREP V	4	4
BREP VI	2	19
BREP VII	—	86
BREP VIII	585	717
BREP IX	730	1,015
BREP Europe IV	3	43
BREP Europe V	—	28
BREP Europe VI	113	68
BREP Asia I	89	104
BREP Asia II	—	37
BPP	73	518
BREDS	30	6
BTAS	—	22

Total Real Estate (a)	1,632	2,672

Private Equity
BCP IV	—	6
BCP V	14	31
BCP VI	335	407
BCP VII	845	854
BCP VIII	398	276
BCP Asia I	140	95
BCP Asia II	40	—
BEP I	29	26
BEP II	138	2
BEP III	227	158
BCEP I	230	213
Tactical Opportunities	158	223
Strategic Partners	501	511
BIP	389	158
BXLS	85	29
BTAS/BXPE	187	172

Total Private Equity (a)	3,717	3,161

Credit & Insurance	355	239

Multi-Asset Investing	380	300

Total Blackstone Net Accrued Performance Revenues	$6,084	$6,372

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
For the twelve months ended March 31, 2024, Net Accrued Performance Revenues receivable decreased due to net realized distributions of $1.8 billion, partially offset by Net Performance Revenues of $1.5 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
Perpetual Capital Total Assets Under Management were $408.1 billion as of March 31, 2024, an increase of $11.8 billion, compared to $396.3 billion as of December 31, 2023. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $7.0 billion and $3.6 billion, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, growth in insurance capital and BCRED resulted in increases of $2.6 billion and $1.9 billion, respectively.
•	In our Private Equity segment, growth in BIP resulted in an increase of $3.1 billion and the BXPE Fund Program had $2.7 billion of capital raised, including amounts allocated to other segments.

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
The following tables present the investment record of our significant carry/drawdown funds and selected perpetual capital strategies from inception through March 31, 2024:

Carry/Drawdown Funds

Unrealized Investments	Realized Investments	Total Investments
Fund (Investment Period	Committed	Available	%	Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	3,170	n/a	—	4,666,129	1.7x	4,669,299	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	6,226	n/a	—	13,463,448	2.3x	13,469,674	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,122	—	5,324	n/a	—	27,760,883	2.5x	27,766,207	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,503,329	1,225,034	1,956,790	0.6x	—	28,403,367	2.3x	30,360,157	1.9x	20%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,602,804	2,106,760	12,551,757	1.5x	1%	22,034,929	2.3x	34,586,686	2.0x	24%	14%
BREP IX (Jun 2019 / Aug 2022)	21,346,305	3,387,974	24,901,917	1.4x	1%	8,634,759	2.2x	33,536,676	1.5x	59%	15%
*BREP X (Aug 2022 / Feb 2028)	30,480,299	28,079,177	2,795,029	1.2x	28%	—	n/a	2,795,029	1.2x	n/	m	n/	m

Total Global BREP	$ 103,973,440	$ 34,798,945	$ 42,220,213	1.3x	3%	$ 112,498,433	2.3x	$ 154,718,646	1.9x	17%	15%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,420	395,780	156,697	0.3x	—	5,856,192	2.4x	6,012,889	2.0x	18%	13%
BREP Europe IV (Sep 2013 / Dec 2016)	6,676,581	1,098,498	1,253,628	0.8x	—	10,027,832	1.9x	11,281,460	1.7x	19%	12%
BREP Europe V (Dec 2016 / Oct 2019)	7,981,358	1,097,156	4,576,200	0.9x	—	6,757,417	3.8x	11,333,617	1.6x	41%	9%
BREP Europe VI (Oct 2019 / Sep 2023)	9,922,660	3,320,479	8,093,104	1.2x	—	3,439,595	2.6x	11,532,699	1.4x	72%	15%
*BREP Europe VII (Sep 2023 / Mar 2029)	7,073,413	6,525,856	631,994	1.2x	—	—	n/a	631,994	1.2x	n/	a	n/	a

Total BREP Europe	€ 37,313,352	€ 12,437,769	€ 14,711,623	1.0x	—	€ 30,037,238	2.3x	€ 44,748,861	1.6x	17%	11%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,262,075	$898,228	$1,614,155	1.6x	23%	$7,023,539	1.9x	$8,637,694	1.9x	16%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,354,811	1,310,691	6,618,861	1.2x	4%	1,707,204	1.9x	8,326,065	1.3x	31%	5%
*BREP Asia III (Mar 2022 / Sep 2027)	8,209,660	6,869,378	1,217,283	0.9x	—	—	n/a	1,217,283	0.9x	n/a	-21%

Total BREP Asia	19,826,546	9,078,297	9,450,299	1.2x	7%	8,730,743	1.9x	18,181,042	1.5x	17%	8%
BREP Co-Investment (f)	7,387,496	101,066	910,970	1.9x	—	15,226,653	2.2x	16,137,623	2.2x	16%	16%

Total BREP	$174,923,872	$57,481,967	$69,149,508	1.2x	3%	$173,164,628	2.3x	$242,314,136	1.8x	17%	14%

*BREDS High-Yield (Various) (g)	$24,667,563	$8,606,485	$6,016,175	1.0x	—	$19,217,327	1.4x	$25,233,502	1.3x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	n/a	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,268,627	2.5x	3,268,627	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,228,707	2.3x	9,228,707	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	194	n/a	—	2,995,106	1.4x	2,995,300	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	195,824	373	n/a	—	21,720,334	2.9x	21,720,707	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	62,513	n/a	100%	38,806,330	1.9x	38,868,843	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,243	1,341,026	4,571,438	2.1x	22%	28,457,325	2.2x	33,028,763	2.2x	15%	12%
BCP VII (May 2016 / Feb 2020)	18,857,108	1,693,906	18,687,754	1.6x	19%	16,827,034	2.6x	35,514,788	2.0x	27%	13%
*BCP VIII (Feb 2020 / Feb 2026)	25,907,791	10,984,120	21,094,309	1.4x	6%	1,507,061	2.5x	22,601,370	1.4x	n/m	11%
BCP IX (TBD)	19,230,289	19,230,289	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	524,555	1.6x	58%	4,182,579	2.0x	4,707,134	2.0x	14%	11%
Energy II (Feb 2015 / Feb 2020)	4,914,198	860,834	3,951,409	1.8x	70%	4,229,166	1.7x	8,180,575	1.8x	12%	8%
*Energy III (Feb 2020 / Feb 2026)	4,370,396	1,573,733	5,106,767	1.9x	15%	1,314,854	2.4x	6,421,621	2.0x	55%	33%
Energy Transition IV (TBD)	3,241,333	3,241,333	—	n/a	—	—	n/a	—	n/a	n/a	n/a
BCP Asia I (Dec 2017 / Sep 2021)	2,437,080	417,503	3,228,733	1.8x	27%	1,790,472	4.9x	5,019,205	2.3x	95%	26%
*BCP Asia II (Sep 2021 / Sep 2027)	6,770,483	4,982,956	2,317,215	1.5x	6%	25	n/a	2,317,240	1.5x	n/a	19%
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,760,247	1,169,489	7,265,294	1.9x	—	2,830,764	5.1x	10,096,058	2.3x	58%	18%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,450,914	5,904,921	3,554,718	1.5x	—	68,770	n/a	3,623,488	1.5x	n/a	15%

Total Corporate Private Equity	$152,683,867	$52,830,260	$70,365,272	1.6x	15%	$138,968,892	2.2x	$209,334,164	2.0x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$30,791,361	$14,876,161	$12,797,374	1.2x	7%	$23,350,221	1.8x	$36,147,595	1.6x	16%	10%
*Tactical Opportunities Co-Investment and Other (Various)	10,866,176	1,984,203	3,889,626	1.3x	3%	10,343,902	1.8x	14,233,528	1.6x	20%	16%

Total Tactical Opportunities	$41,657,537	$16,860,364	$16,687,000	1.2x	6%	$33,694,123	1.8x	$50,381,123	1.6x	17%	12%

Growth
*BXG I (Jul 2020 / Jul 2025)	$5,117,385	$1,229,251	$3,490,110	1.0x	2%	$509,532	2.6x	$3,999,642	1.0x	n/m	-3%
BXG II (TBD)	4,117,735	4,117,735	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Growth	$9,235,120	$5,346,986	$3,490,110	1.0x	2%	$509,532	2.6x	$3,999,642	1.0x	n/m	-3%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$11,035,527	$139,208	$7,902	n/a	—	$16,782,783	n/a	$16,790,685	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,772	609,788	768,144	n/a	—	4,292,757	n/a	5,060,901	1.7x	n/a	14%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,572,428	4,126,974	n/a	—	6,722,300	n/a	10,849,274	1.9x	n/a	17%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	474,064	1,286,170	n/a	—	1,142,630	n/a	2,428,800	1.7x	n/a	17%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	4,085,028	7,924,434	n/a	—	6,335,653	n/a	14,260,087	1.8x	n/a	27%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	7,055,474	2,563,005	2,105,684	n/a	—	2,382,194	n/a	4,487,878	1.6x	n/a	13%
*Strategic Partners Infrastructure III (Jun 2020 / Jul 2024) (i)	3,250,100	708,817	1,980,800	n/a	—	249,542	n/a	2,230,342	1.4x	n/a	26%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)	19,542,126	9,574,305	5,693,178	n/a	—	662,344	n/a	6,355,522	1.4x	n/a	18%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)	2,095,211	881,849	854,004	n/a	—	3,947	n/a	857,951	1.0x	n/a	-2%

Total Strategic Partners (Secondaries)	$67,344,587	$20,608,492	$24,747,290	n/a	—	$38,574,150	n/a	$63,321,440	1.7x	n/a	14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$910,000	$73,154	$793,632	1.9x	—	$369,363	1.1x	$1,162,995	1.6x	-	9%
*BXLS V (Jan 2020 / Jan 2025)	4,988,972	2,912,985	2,779,957	1.6x	5%	378,348	1.1x	3,158,305	1.5x	n/m	12%

continued...

Unrealized Investments	Realized Investments	Total Investments
Fund (Investment Period	Committed	Available	%	Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$—	n/a	—	$4,809,113	1.6x	$4,809,113	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	993,273	117,138	0.2x	—	6,658,981	1.6x	6,776,119	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,148,209	2,114,634	1.0x	—	7,844,281	1.6x	9,958,915	1.4x	n/a	10%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	1,951,268	3,878,623	1.1x	—	930,085	1.8x	4,808,708	1.2x	n/a	14%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	216,845	0.3x	—	5,392,565	1.2x	5,609,410	1.1x	n/a	1%
Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	826,481	4,162,531	1.2x	—	2,356,768	1.3x	6,519,299	1.2x	n/a	9%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,154,846	344,491	0.8x	—	3,212,049	1.6x	3,556,540	1.5x	n/a	10%
Energy II (Feb 2019 / Jun 2023)	3,616,081	1,503,865	1,731,457	1.0x	—	1,937,938	1.6x	3,669,395	1.3x	n/a	16%
*Green Energy III (May 2023 / May 2028)	6,477,000	5,488,866	1,005,818	1.0x	—	20,437	n/a	1,026,255	1.0x	n/a	n/	m
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€142,898	€515,052	0.7x	—	€2,682,985	1.3x	€3,198,037	1.2x	n/a	2%
European Senior Debt II (Jun 2019 / Jun 2023) (j)	€4,088,344	€949,277	€4,437,562	1.0x	—	€2,113,662	2.3x	€6,551,224	1.2x	n/a	10%

Total Credit Drawdown Funds (k)	$53,366,033	$14,890,901	$18,904,358	1.0x	—	$44,464,994	1.5x	$63,369,352	1.3x	n/a	10%

Selected Perpetual Capital Strategies (l)

Strategy (Inception Year) (a)	Investment Strategy	Total Assets Under Management	Total Net Return (m)

(Dollars in Thousands, Except Where Noted)
Real Estate
BPP—Blackstone Property Partners Platform (2013) (n)	Core+ Real Estate	$64,982	6%
BREIT—Blackstone Real Estate Income Trust (2017) (o)	Core+ Real Estate	59,275	10%
BREIT—Class I (p)	Core+ Real Estate	10%
BXMT—Blackstone Mortgage Trust (2013) (q)	Real Estate Debt	6,134	6%
Private Equity
BIP—Blackstone Infrastructure Partners (2019) (r)	Infrastructure	34,292	15%
BXPE—Blackstone Private Equity Strategies Fund Program (s)	Private Equity	2,715	n/	m
Credit
BXSL—Blackstone Secured Lending Fund (2018) (t)	U.S. Direct Lending	11,771	11%
BCRED—Blackstone Private Credit Fund (2021) (u)	U.S. Direct Lending	66,357	10%
BCRED—Class I (v)	U.S. Direct Lending	10%
Multi-Asset Investing
BSCH—Blackstone Strategic Capital Holdings (2014) (w)	GP Stakes	9,782	12%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are currently in their investment period.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2024 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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
(i)
Strategic Partners’ Unrealized Investment Value, Realized Investment Value, Total Investment Value, Total MOIC and Total Net IRRs are reported on a three-month lag and therefore do not include the impact of economic and market activities in the current quarter. Realizations are treated as returns of capital until fully recovered and therefore Unrealized and Realized MOICs and Realized Net IRRs are not applicable. Committed Capital and Available Capital are presented as of the current quarter.

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

(m)
Unless otherwise indicated, Total Net Return represents the annualized inception to March 31, 2024 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(n)
BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 funds, co-investment and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of March 31, 2024, these vehicles represented $2.3 billion of Total Assets Under Management.

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

(q)	The BXMT Total Net Return reflects annualized market return of a shareholder invested in BXMT since inception, May 22, 2013, assuming reinvestment of all dividends received during the period.
(r)	Including co-investment vehicles, BIP Total Assets Under Management is $43.9 billion.
(s)
BXPE Fund Program’s Total Assets Under Management reflects net asset value as of February 29, 2024 plus net subscriptions as of March 1, 2024. For purposes of segment Assets Under Management reporting, BXPE’s Assets Under Management are reported by the business managing the assets.

(t)
The BXSL Total Assets Under Management and Total Net Return are presented as of December 31, 2023. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(u)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of March 31, 2024 was $31.0 billion.

(v)
Represents the Total Net Return for BCRED’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. Class I Total Net Return is presented on an annualized basis and is from January 7, 2021.

(w)
BSCH represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment vehicles that do not pay fees, BSCH Total Assets Under Management is $10.8 billion.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended
	March 31,		2024 vs. 2023
	2024	2023	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$694,179	$705,387	$(11,208)	-2%
Transaction and Other Fees, Net	29,190	20,561	8,629	42%
Management Fee Offsets	(2,930)	(10,457)	7,527	-72%

Total Management Fees, Net	720,439	715,491	4,948	1%
Fee Related Performance Revenues	129,958	20,748	109,210	526%
Fee Related Compensation	(174,569)	(137,610)	(36,959)	27%
Other Operating Expenses	(89,762)	(74,181)	(15,581)	21%

Fee Related Earnings	586,066	524,448	61,618	12%

Realized Performance Revenues	49,967	11,096	38,871	350%
Realized Performance Compensation	(21,863)	(3,165)	(18,698)	591%
Realized Principal Investment Income	2,193	2,224	(31)	-1%

Net Realizations	30,297	10,155	20,142	198%

Segment Distributable Earnings	$616,363	$534,603	$81,760	15%

n/m Not meaningful.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Segment Distributable Earnings were $616.4 million for the three months ended March 31, 2024, an increase of $81.8 million, compared to $534.6 million for the three months ended March 31, 2023. The increase in Segment Distributable Earnings was primarily attributable to increases of $61.6 million in Fee Related Earnings and $20.1 million in Net Realizations.
Our global opportunistic and Core+ real estate portfolios’ concentration in high-conviction sectors where we see favorable long-term fundamentals helped support performance in the first quarter of 2024. Demand drivers remain in place across key sectors, including digital infrastructure, logistics and student housing. Nevertheless, the real estate market has been characterized by divergent performance across sectors. Growth has slowed and may moderate further in certain sectors with elevated near-term supply, including U.S. multifamily and life sciences office, which has negatively impacted valuations of such assets. Weak fundamentals persisted in the U.S. office market, where traditional office buildings remained particularly challenged. Traditional U.S. office, however, represents less than 2% of the aggregate net asset value of our global opportunistic and Core+ real estate portfolios. High interest rates, which have negatively impacted real estate valuations, could continue to be a challenge should they remain at high levels for an extended period. The high interest rate environment has also contributed to lower realizations, and we expect a lag between an improving market environment and a reacceleration of realizations. With signs of the debt markets reopening, we believe a more favorable period for the cost and availability of financing, together with the steep decline in future new supply in certain sectors, should be supportive of real estate valuations over time.
In our perpetual capital strategies, in the first quarter of 2024, BREIT repurchase requests fell to their lowest in nearly two years, and the vehicle ceased to be in proration. While a deterioration of the current market environment could adversely affect net inflows in perpetual capital strategies, we believe that strong investment performance and investor under-allocation to such strategies should drive flows over the long-term.
Fee Related Earnings
Fee Related Earnings were $586.1 million for the three months ended March 31, 2024, an increase of $61.6 million, compared to $524.4 million for the three months ended March 31, 2023. The increase in Fee Related Earnings was primarily attributable to an increase of $109.2 million in Fee Related Performance Revenues, partially offset by increases of $37.0 million in Fee Related Compensation and $15.6 million in Other Operating Expenses.
Fee Related Performance Revenues were $130.0 million for the three months ended March 31, 2024, an increase of $109.2 million, compared to $20.7 million for the three months ended March 31, 2023. The increase was primarily due to higher Fee Related Performance Revenues in Core+ real estate.
Fee Related Compensation was $174.6 million for the three months ended March 31, 2024, an increase of $37.0 million, compared to $137.6 million for the three months ended March 31, 2023. The increase was primarily due to an increase in Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $89.8 million for the three months ended March 31, 2024, an increase of $15.6 million, compared to $74.2 million for the three months ended March 31, 2023. The increase was primarily due to occupancy costs and loan servicing expenses.
Net Realizations
Net Realizations were $30.3 million for the three months ended March 31, 2024, an increase of $20.1 million, compared to $10.2 million for the three months ended March 31, 2023. The increase in Net Realizations was primarily attributable to an increase of $38.9 million in Realized Performance Revenues, partially offset by an increase of $18.7 million in Realized Performance Compensation.
Realized Performance Revenues were $50.0 million for the three months ended March 31, 2024, an increase of $38.9 million, compared to $11.1 million for the three months ended March 31, 2023. The increase was primarily due to higher Realized Performance Revenues in BREDS and BPP and co-investment.
Realized Performance Compensation was $21.9 million for the three months ended March 31, 2024, an increase of $18.7 million, compared to $3.2 million for the three months ended March 31, 2023. The increase was primarily due to the increase in Realized Performance Revenues.
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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				March 31, 2024
	March 31,				Inception to Date
	2024		2023		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII (b)	-5%	-5%	-7%	-6%	27%	20%	21%	14%
BREP VIII (b)	1%	1%	-2%	-2%	31%	24%	20%	14%
BREP IX (b)	-	-	-	-	86%	59%	22%	15%
BREP Europe IV (b)(c)	2%	1%	-3%	-3%	27%	19%	18%	12%
BREP Europe V (b)(c)	-	-	-2%	-2%	49%	41%	13%	9%
BREP Europe VI (b)(c)	1%	1%	4%	2%	97%	72%	24%	15%
BREP Asia I (b)	-1%	-1%	-1%	-1%	23%	16%	18%	12%
BREP Asia II (b)	-2%	-2%	-	1%	45%	31%	9%	5%
BREP Asia III	-2%	-5%	n/m	n/m	n/a	n/a	-5%	-21%
BREP Co-Investment (b)(d)	-2%	-2%	1%	1%	18%	16%	18%	16%
BPP (e)	-	-	-3%	-3%	n/a	n/a	8%	6%
BREIT (f)	n/a	2%	n/a	-1%	n/a	n/a	n/a	10%
BREIT—Class I (g)	n/a	2%	n/a	-1%	n/a	n/a	n/a	10%
BREDS High-Yield (h)	5%	3%	1%	-	14%	10%	14%	9%
BXMT (i)	n/a	-3%	n/a	-13%	n/a	n/a	n/a	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
(a)
Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues. Excludes investment vehicles where Blackstone does not earn fees.

(b)
Fund return information for the BREP funds for the three months ended March 31, 2023 previously presented in our Quarterly Report on Form 10-Q for such period reflected computational errors that resulted in the presentation of annualized returns instead of quarterly returns. The corrected internal rates of return (gross and net) for such period for such funds are reflected in the table.

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

Funds With Closed Investment Periods as of March 31, 2024
The Real Estate segment has fourteen funds with closed investment periods as of March 31, 2024: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of March 31, 2024, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREP Europe VI, BREP Europe V, BREDS IV and BREDS III were above their carried interest thresholds as of March 31, 2024, and BREP Asia II was below its carried interest threshold. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended
	March 31,		2024 vs. 2023
	2024	2023	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$450,283	$451,610	$(1,327)	-
Transaction, Advisory and Other Fees, Net	26,149	14,784	11,365	77%
Management Fee Offsets	(267)	(1,310)	1,043	-80%

Total Management and Advisory Fees, Net	476,165	465,084	11,081	2%
Fee Related Compensation	(157,392)	(161,626)	4,234	-3%
Other Operating Expenses	(86,879)	(76,763)	(10,116)	13%

Fee Related Earnings	231,894	226,695	5,199	2%

Realized Performance Revenues	446,455	499,322	(52,867)	-11%
Realized Performance Compensation	(218,938)	(232,934)	13,996	-6%
Realized Principal Investment Income	22,208	32,889	(10,681)	-32%

Net Realizations	249,725	299,277	(49,552)	-17%

Segment Distributable Earnings	$481,619	$525,972	$(44,353)	-8%

n/m Not meaningful.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Segment Distributable Earnings were $481.6 million for the three months ended March 31, 2024, a decrease of $44.4 million, compared to $526.0 million for the three months ended March 31, 2023. The decrease in Segment Distributable Earnings was attributable to a decrease of $49.6 million in Net Realizations, partially offset by an increase of $5.2 million in Fee Related Earnings.
Our Private Equity segment demonstrated resilient performance across nearly all of its strategies in the first quarter of 2024. In Corporate Private Equity, our operating companies saw resilient, albeit decelerating, revenue growth overall in the quarter. Economic uncertainty has contributed to muted realizations, and we expect a lag between improving markets and a re-acceleration of realizations. Investors’ ability to allocate to private equity strategies amidst difficult market conditions and lower realizations have contributed to an already demanding fundraising environment, and these near-term headwinds have made fundraising for our flagship corporate private equity fund more difficult. Nevertheless, we believe that the long-term fundraising trajectory in our Private Equity segment remains positive, supported further by the recent expansion of our private wealth offerings in private equity.
Fee Related Earnings
Fee Related Earnings were $231.9 million for the three months ended March 31, 2024, an increase of $5.2 million, compared to $226.7 million for the three months ended March 31, 2023. The increase in Fee Related Earnings was primarily attributable to an increase of $11.1 million in Management and Advisory Fees, Net and a decrease of $4.2 million in Fee Related Compensation, partially offset by an increase of $10.1 million in Other Operating Expenses.
Management and Advisory Fees, Net were $476.2 million for the three months ended March 31, 2024, an increase of $11.1 million, compared to $465.1 million for the three months ended March 31, 2023, primarily driven by an increase in Transaction, Advisory and Other Fees, Net. Transaction, Advisory and Other Fees, Net increased $11.4 million primarily due to deal activity in BXCM.
Fee Related Compensation was $157.4 million for the three months ended March 31, 2024, a decrease of $4.2 million, compared to $161.6 million for the three months ended March 31, 2023. The decrease was primarily due to lower compensation accruals.
Other Operating Expenses were $86.9 million for the three months ended March 31, 2024, an increase of $10.1 million, compared to $76.8 million for the three months ended March 31, 2023. The increase was primarily due to occupancy costs and professional fees, including placement fees.
Net Realizations
Net Realizations were $249.7 million for the three months ended March 31, 2024, a decrease of $49.6 million, compared to $299.3 million for the three months ended March 31, 2023. The decrease in Net Realizations was primarily attributable to decreases of $52.9 million in Realized Performance Revenues and $10.7 million in Realized Principal Investment Income, partially offset by a decrease of $14.0 million in Realized Performance Compensation.
Realized Performance Revenues were $446.5 million for the three months ended March 31, 2024, a decrease of $52.9 million, compared to $499.3 million for the three months ended March 31, 2023. The decrease was primarily due to lower Realized Performance Revenues in Corporate Private Equity, partially offset by higher Realized Performance Revenues in Tactical Opportunities.

Realized Principal Investment Income was $22.2 million for the three months ended March 31, 2024, a decrease of $10.7 million, compared to $32.9 million for the three months ended March 31, 2023. The decrease was primarily due to lower Realized Principal Investment Income in Corporate Private Equity.
Realized Performance Compensation was $218.9 million for the three months ended March 31, 2024, a decrease of $14.0 million, compared to $232.9 million for the three months ended March 31, 2023. The decrease was primarily due to lower Realized Performance Revenues in Corporate Private Equity, partially offset by higher Realized Performance Revenues in Tactical Opportunities.
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
The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				March 31, 2024
	March 31,				Inception to Date
	2024		2023		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	4%	4%	2%	1%	19%	15%	17%	12%
BCP VII	4%	3%	5%	4%	37%	27%	19%	13%
BCP VIII	2%	1%	2%	1%	n/m	n/m	20%	11%
BEP I	11%	10%	-15%	-13%	18%	14%	15%	11%
BEP II	11%	5%	1%	1%	15%	12%	13%	8%
BEP III	5%	4%	9%	7%	78%	55%	49%	33%
BCP Asia I	-3%	-2%	-3%	-3%	128%	95%	37%	26%
BCP Asia II	5%	3%	n/m	n/m	n/a	n/a	54%	19%
BCEP I (b)	3%	2%	1%	1%	64%	58%	20%	18%
BCEP II (b)	2%	2%	6%	4%	n/a	n/a	21%	15%
Tactical Opportunities	2%	1%	2%	2%	19%	16%	15%	10%
Tactical Opportunities Co-Investment and Other	2%	2%	3%	4%	22%	20%	19%	16%
BXG I	-	-1%	-	-1%	n/m	n/m	2%	-3%
Strategic Partners VI (c)	1%	-	-2%	-2%	n/a	n/a	18%	14%
Strategic Partners VII (c)	2%	2%	1%	1%	n/a	n/a	22%	17%
Strategic Partners Real Assets II (c)	8%	7%	1%	-	n/a	n/a	20%	17%
Strategic Partners VIII (c)	-	-	2%	1%	n/a	n/a	35%	27%
Strategic Partners Real Estate, SMA and Other (c)	-1%	-1%	-	-	n/a	n/a	15%	13%
Strategic Partners Infrastructure III (c)	1%	-	1%	-	n/a	n/a	39%	26%
Strategic Partners IX (c)	6%	4%	2%	-	n/a	n/a	30%	18%
Strategic Partners GP Solutions (c)	3%	1%	1%	-	n/a	n/a	3%	-2%
BIP	5%	4%	-3%	-2%	n/a	n/a	20%	15%
Clarus IV	2%	1%	7%	6%	6%	-	15%	9%
BXLS V	2%	1%	6%	4%	n/m	n/m	25%	12%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)
Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues. Excludes investment vehicles where Blackstone does not earn fees.

(b)	BCEP is a core private equity strategy which invests with a more modest risk profile and longer hold period than traditional private equity.
(c)
Gross and net returns are reported on a three-month lag, reflect Strategic Partners’ fund financial performance as of the prior quarter and therefore do not include the impact of economic and market activities in the current quarter. Realizations are treated as returns of capital until fully recovered and therefore inception to date realized returns are not applicable.

Funds With Closed Investment Periods as of March 31, 2024
The Corporate Private Equity funds have nine funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I. As of March 31, 2024, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.
The Tactical Opportunities funds have various funds with closed investment periods, including but not limited to: BTOF-POOL, BTOF-POOL II, and BTOF-POOL III, which are each above their carried interest thresholds based on aggregate fund position. Blackstone Growth funds have no funds with closed investment periods. Strategic Partners funds have various funds with closed investment periods, including but not limited to: Strategic Partners Real Assets II, Strategic Partners VIII and Strategic Partners Real Estate VII, which are above their respective carried interest thresholds based on aggregate fund position. Certain Strategic Partners funds with closed investment periods do not generate carried interest for Blackstone as agreed to at the time the Strategic Partners business was acquired. The Blackstone Life Sciences funds has one fund with a closed investment period: Clarus IV, which was above its carried interest threshold.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended
	March 31,		2024 vs. 2023
	2024	2023	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$370,998	$326,779	$44,219	14%
Transaction and Other Fees, Net	9,790	8,451	1,339	16%
Management Fee Offsets	(892)	(1,101)	209	-19%

Total Management Fees, Net	379,896	334,129	45,767	14%
Fee Related Performance Revenues	165,543	127,496	38,047	30%
Fee Related Compensation	(181,337)	(163,999)	(17,338)	11%
Other Operating Expenses	(85,530)	(74,238)	(11,292)	15%

Fee Related Earnings	278,572	223,388	55,184	25%

Realized Performance Revenues	15,120	125,181	(110,061)	-88%
Realized Performance Compensation	(5,445)	(56,772)	51,327	-90%
Realized Principal Investment Income	3,597	6,009	(2,412)	-40%

Net Realizations	13,272	74,418	(61,146)	-82%

Segment Distributable Earnings	$291,844	$297,806	$(5,962)	-2%

n/m Not meaningful.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Segment Distributable Earnings were $291.8 million for the three months ended March 31, 2024, a decrease of $6.0 million, compared to $297.8 million for the three months ended March 31, 2023. The decrease in Segment Distributable Earnings was attributable to a decrease of $61.1 million in Net Realizations, partially offset by an increase of $55.2 million in Fee Related Earnings.
In an environment of tightening of credit spreads, our credit funds continued to demonstrate strong performance in the first quarter of 2024. Longer-term structural shifts in the lending market have contributed and are likely to continue to contribute to attractive and sizeable deployment opportunities for our credit funds. Default rates across corporate issuers in our credit funds’ portfolios remained low in the first quarter of 2024 relative to our historical levels. A sustained period of high interest rates, while overall positive for revenues in the predominantly floating rate portfolios of our credit funds, could increase the potential for defaults by corporate issuers in such portfolios. Conversely, a material decline in interest rates and/or widening of credit spreads would make it more difficult for our credit funds to replicate their recent strong performance. In addition, a period of significant market dislocation could limit the liquidity of certain assets traded in the credit markets, which would impact our funds’ ability to sell such assets at attractive prices or in a timely manner.
Fundraising in our Credit & Insurance segment, including in our perpetual capital strategies, continued to be positively impacted by the long-term structural shifts in the lending market. We continue to see strong interest in non-investment grade strategies such as opportunistic and direct lending as well as significant demand for investment grade private credit. In our perpetual capital strategies, compelling private credit fundamentals contributed to strong inflows in BCRED in the first quarter. We believe the long-term growth trajectory is positive and that strong investment performance and investor under-allocation to such private wealth strategies should continue to drive flows over the long-term.

Fee Related Earnings
Fee Related Earnings were $278.6 million for the three months ended March 31, 2024, an increase of $55.2 million, compared to $223.4 million for the three months ended March 31, 2023. The increase in Fee Related Earnings was attributable to increases of $45.8 million in Management Fees, Net and $38.0 million in Fee Related Performance Revenues, partially offset by increases of $17.3 million in Fee Related Compensation and $11.3 million in Other Operating Expenses.
Management Fees, Net were $379.9 million for the three months ended March 31, 2024, an increase of $45.8 million, compared to $334.1 million for the three months ended March 31, 2023, primarily driven by an increase in Base Management Fees. Base Management Fees increased $44.2 million primarily due to inflows from Fee-Earning Assets Under Management in direct lending and infrastructure and asset based credit strategies.
Fee Related Performance Revenues were $165.5 million for the three months ended March 31, 2024, an increase of $38.0 million, compared to $127.5 million for the three months ended March 31, 2023. The increase was primarily due to higher net investment income in BCRED.
Fee Related Compensation was $181.3 million for the three months ended March 31, 2024, an increase of $17.3 million, compared to $164.0 million for the three months ended March 31, 2023. The increase was primarily due to increases in Fee Related Performance Revenues and Management Fees, Net, both of which impact Fee Related Compensation.
Other Operating Expenses were $85.5 million for the three months ended March 31, 2024, an increase of $11.3 million, compared to $74.2 million for the three months ended March 31, 2023. The increase was primarily due to organizational and occupancy costs.
Net Realizations
Net Realizations were $13.3 million for the three months ended March 31, 2024, a decrease of $61.1 million, compared to $74.4 million for the three months ended March 31, 2023. The decrease in Net Realizations was primarily attributable to a decrease of $110.1 million in Realized Performance Revenues, partially offset by a decrease of $51.3 million in Realized Performance Compensation.
Realized Performance Revenues were $15.1 million for the three months ended March 31, 2024, a decrease of $110.1 million, compared to $125.2 million for the three months ended March 31, 2023. The decrease was primarily due to lower realized performance revenues in our mezzanine funds.
Realized Performance Compensation was $5.4 million for the three months ended March 31, 2024, a decrease of $51.3 million, compared to $56.8 million for the three months ended March 31, 2023. The decrease was primarily due to the decrease in Realized Performance Revenues.
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

The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended
	March 31,				March 31, 2024
	2024		2023		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	4%	3%	3%	3%	12%	8%
Liquid Credit (b)	2%	2%	3%	3%	5%	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of March 31,		As of March 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Credit & Insurance (b)	$92,811,285	$85,672,809	96%	93%

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

(b)
For the Credit & Insurance managed funds, at March 31, 2024, the incremental appreciation needed for the 4% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $918.8 million, a decrease of $(939.9) million, compared to $1.9 billion at March 31, 2023. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of March 31, 2024, 3% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing
The following table presents the results of operations for our Multi-Asset Investing segment:

	Three Months Ended
	March 31,		2024 vs. 2023
	2024	2023	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$129,270	$135,771	$(6,501)	-5%
Transaction and Other Fees, Net	1,809	1,914	(105)	-5%
Management Fee Offsets	(8)	(2)	(6)	300%

Total Management Fees, Net	131,071	137,683	(6,612)	-5%
Fee Related Compensation	(40,779)	(45,736)	4,957	-11%
Other Operating Expenses	(26,807)	(26,466)	(341)	1%

Fee Related Earnings	63,485	65,481	(1,996)	-3%

Realized Performance Revenues	24,851	5,927	18,924	319%
Realized Performance Compensation	(6,778)	(3,153)	(3,625)	115%
Realized Principal Investment Income (Loss)	(18,060)	2,569	(20,629)	n/m

Net Realizations	13	5,343	(5,330)	-100%

Segment Distributable Earnings	$63,498	$70,824	$(7,326)	-10%

n/m Not meaningful.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Segment Distributable Earnings were $63.5 million for the three months ended March 31, 2024, a decrease of $7.3 million, compared to $70.8 million for the three months ended March 31, 2023. The decrease in Segment Distributable Earnings was attributable to decreases of $2.0 million in Fee Related Earnings and $5.3 million in Net Realizations.
Nearly all strategies across our Multi-Asset Investing segment exhibited positive performance in the first quarter of 2024, with significantly less volatility than the broader markets. The Absolute Return Composite had its best quarterly performance in over three years, benefiting from performance across strategies, including quantitative, equities, macro and credit. Segment Distributable Earnings in the Multi-Asset Investing segment would likely be negatively impacted, however, by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic factors. In addition, although certain of our strategies are designed to benefit from a high interest rate environment, a period of sustained high interest rates combined with weak equity markets would make it difficult for funds in certain of our strategies to exceed interest rate-based performance hurdles to which such funds are subject. This would negatively impact our Segment Distributable Earnings. In addition, if interest rates remain at sustained high levels for an extended period, certain investors may seek to reallocate capital away from traditional Multi-Asset Investing strategies in favor of fixed income investments. Conversely, outperformance by our Multi-Asset Investing segment strategies in a weak market environment has in some cases resulted in such strategies representing an increasing portion of the value of certain investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in the segment, or result in such investors seeking to withdraw capital from such funds. The segment operates multiple business lines, manages strategies that are both long and short asset classes and generates a majority of its revenue through management fees. In that regard, the segment’s revenues depend in part on our ability to successfully grow such existing, diverse business lines and strategies and to identify and scale new ones to meet evolving investor appetites. In recent years, however, we have shifted the mix of our product offerings to include more products whose performance-based fees represent a more significant proportion of the fees earned from such products than has historically been the case.

Fee Related Earnings
Fee Related Earnings were $63.5 million for the three months ended March 31, 2024, a decrease of $2.0 million, compared to $65.5 million for the three months ended March 31, 2023. The decrease in Fee Related Earnings was primarily attributable to a decrease of $6.6 million in Management Fees, Net, partially offset by a decrease of $5.0 million in Fee Related Compensation.
Management Fees, Net were $131.1 million for the three months ended March 31, 2024, a decrease of $6.6 million, compared to $137.7 million for the three months ended March 31, 2023. The decrease was primarily driven by a decrease in Base Management Fees. Base Management Fees decreased $6.5 million primarily due to a decrease in Fee-Earning Assets Under Management in Absolute Return.
Fee Related Compensation was $40.8 million for the three months ended March 31, 2024, a decrease of $5.0 million, compared to $45.7 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $13.0 thousand for the three months ended March 31, 2024, a decrease of $5.3 million, compared to $5.3 million for the three months ended March 31, 2023. The decrease was primarily attributable to a decrease of $20.6 million in Realized Principal Investment Income (Loss), partially offset by an increase of $18.9 million in Realized Performance Revenues.
Realized Principal Investment Income (Loss) was $(18.1) million for the three months ended March 31, 2024, a decrease of $20.6 million, compared to $2.6 million for the three months ended March 31, 2023. The decrease was primarily due to realized losses in Multi-Strategy.
Realized Performance Revenues were $24.9 million for the three months ended March 31, 2024, an increase of $18.9 million, compared to $5.9 million for the three months ended March 31, 2023. The increase was primarily due to increased Realized Performance Revenues in Absolute Return and Multi-Strategy.
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
The following table presents the return information of the Absolute Return Composite:

	Three				Average Annual Returns (a)
	Months Ended				Periods Ended
	March 31,				March 31, 2024
	2024		2023		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	5%	4%	1%	1%	12%	11%	8%	7%	7%	6%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)
Effective the first quarter of 2024, Blackstone Alternative Asset Management Principal Solutions (“BPS”) Composite was renamed to “Absolute Return Composite.” Absolute Return Composite covers the period from January 2000 to present, although BXMA’s inception date is September 1990. The Absolute Return Composite includes only BXMA-managed commingled and customized multi-manager funds and accounts and does not include BXMA’s liquid solutions, seeding and GP Stakes, Multi-Strategy, and advisory (non-discretionary) platforms, except for investments by Absolute Return funds directly into those platforms. BXMA-managed funds in liquidation and, in the case of net returns, non-fee-paying assets are also excluded. The funds/accounts that comprise the Absolute Return Composite are not managed within a single fund or account and are managed with different mandates. There is no guarantee that BXMA would have made the same mix of investments in a stand-alone fund/account. The Absolute Return Composite is not an investible product and, as such, the performance of the Absolute Return Composite does not represent the performance of an actual fund or account. The historical return is from January 1, 2000.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Benchmark (a)
	As of March 31,		As of March 31,
	2024	2023	2024	2023

	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)	$54,375,478	$51,134,869	98%	82%

(a)
Estimated % Above High Water Mark/Benchmark represents the percentage of Invested Performance Eligible Assets Under Management that as of the dates presented would earn performance fees when the applicable Multi-Asset Investing managed fund has positive investment performance relative to a benchmark, where applicable. Incremental positive performance in the applicable Blackstone Funds may cause additional assets to reach their respective High Water Mark or clear a benchmark return, thereby resulting in an increase in Estimated % Above High Water Mark/Benchmark.

(b)
For the Multi-Asset Investing managed funds, at March 31, 2024, the incremental appreciation needed for the 2% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $183.7 million, a decrease of $(458.7) million, compared to $642.4 million at March 31, 2023. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of March 31, 2024, 33% were within 5% of reaching their respective High Water Mark.

Non-GAAP Financial Measures
These non-GAAP financial measures are presented without the consolidation of any Blackstone Funds that are consolidated into the condensed consolidated financial statements. Consequently, all non-GAAP financial measures exclude the assets, liabilities and operating results related to the Blackstone Funds. See “—Key Financial Measures and Indicators” for our definitions of Distributable Earnings, Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA.

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended
	March 31,
	2024	2023

	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$847,386	$85,812
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	685,439	56,700
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	102,827	74,869
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(39,669)	(6,700)

Net Income	1,595,983	210,681
Provision for Taxes	283,671	47,675

Net Income Before Provision for Taxes	1,879,654	258,356
Transaction-Related and Non-Recurring Items (a)	52,197	8,621
Amortization of Intangibles (b)	7,333	11,341
Impact of Consolidation (c)	(63,158)	(68,169)
Unrealized Performance Revenues (d)	(445,936)	759,316
Unrealized Performance Allocations Compensation (e)	180,900	(313,249)
Unrealized Principal Investment (Income) Loss (f)	(442,976)	479,120
Other Revenues (g)	(44,747)	14,180
Equity-Based Compensation (h)	317,779	268,134
Administrative Fee Adjustment (i)	2,477	2,447
Taxes and Related Payables (j)	(177,145)	(171,005)

Distributable Earnings	1,266,378	1,249,092
Taxes and Related Payables (j)	177,145	171,005
Net Interest and Dividend Loss (k)	9,801	9,108

Total Segment Distributable Earnings	1,453,324	1,429,205
Realized Performance Revenues (l)	(536,393)	(641,526)
Realized Performance Compensation (m)	253,024	296,024
Realized Principal Investment Income (n)	(9,938)	(43,691)

Fee Related Earnings	$1,160,017	$1,040,012

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,266,378	$1,249,092
Interest Expense (o)	107,640	104,209
Taxes and Related Payables (j)	177,145	171,005
Depreciation and Amortization (p)	26,053	23,175

Adjusted EBITDA	$1,577,216	$1,547,481

(a)
This adjustment removes Transaction-Related and Non-Recurring Items, which are excluded from Blackstone’s segment presentation. Transaction-Related and Non-Recurring Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring gains, losses or other charges that affect period-to-period comparability and are not reflective of Blackstone’s operational performance. For the three months ended March 31, 2024, this adjustment includes removal of an accrual for an estimated liability for a legal matter.

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

	Three Months Ended March 31,
	2024	2023
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$445,943	$(759,212)
Segment Adjustment	(7)	(104)

Unrealized Performance Revenues	$445,936	$(759,316)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	Three Months Ended March 31,
	2024	2023
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$461,623	$(491,417)
Segment Adjustment	(18,647)	12,297

Unrealized Principal Investment Income (Loss)	$442,976	$(479,120)

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related and Non-Recurring Items.

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Thousands)
GAAP Other Revenue	$44,820	$(14,154)
Segment Adjustment	(73)	(26)

Other Revenues	$44,747	$(14,180)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.

(i)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(j)
Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and adjusted to exclude the tax impact of any divestitures. For interim periods, taxes are calculated using the preferred annualized effective tax rate approach. Related Payables represent tax-related payables including the amount payable under the Tax Receivable Agreement. See “—Key Financial Measures and Indicators — Distributable Earnings” for the full definition of Taxes and Related Payables.

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Thousands)
Taxes	$155,873	$151,002
Related Payables	21,272	20,003

Taxes and Related Payables	$177,145	$171,005

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended
	March 31,
	2024	2023
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$97,839	$90,485

Segment Adjustment	—	4,616

Interest and Dividend Revenue	97,839	95,101

GAAP Interest Expense	108,203	104,441
Segment Adjustment	(563)	(232)

Interest Expense	107,640	104,209

Net Interest and Dividend Loss	$(9,801)	$(9,108)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	March 31,
	2024	2023
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$3,458,911	$5,443,867
Equity Method Investments
Partnership Investments	6,100,640	5,598,552
Accrued Performance Allocations	11,163,116	11,517,750
Corporate Treasury Investments	197,976	958,632
Other Investments	5,001,647	3,467,150

Total GAAP Investments	$25,922,290	$26,985,951

Accrued Performance Allocations - GAAP	$11,163,116	$11,517,750
Due from Affiliates - GAAP (a)	249,968	190,337
Less: Net Realized Performance Revenues (b)	(448,811)	(379,453)
Less: Accrued Performance Compensation - GAAP (c)	(4,880,191)	(4,956,515)

Net Accrued Performance Revenues	$6,084,082	$6,372,119

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

Total Assets were $39.7 billion as of March 31, 2024, a decrease of $581.2 million from December 31, 2023. The decrease in Total Assets was principally due to a decrease of $1.0 billion in total assets attributable to consolidated Blackstone Funds, partially offset by an increase of $387.4 million in total assets attributable to consolidated operating partnerships. The decrease in total assets attributable to consolidated Blackstone Funds was primarily due to decreases of $860.6 million in Investments and $148.5 million in Cash and Cash Equivalents, which were primarily due to the deconsolidation of two CLOs during the three months ended March 31, 2024. The increase in total assets attributable to consolidated operating partnerships was primarily due to increases of $593.1 million in Investments and $228.9 million in Due from Affiliates, partially offset by a decrease of $451.4 million in Cash and Cash Equivalents. The increase in Investments was primarily due to unrealized appreciation across our Credit & Insurance segment, partially offset by unrealized depreciation in our Real Estate segment. The increase in Due from Affiliates was primarily due to an increase in management fees, performance revenues and reimbursable expenses due from non-consolidated Blackstone Funds. The decrease in Cash and Cash Equivalents was primarily due to ongoing operating activities.
Total Liabilities were $21.2 billion as of March 31, 2024, a decrease of $983.4 million from December 31, 2023. The decrease in Total Liabilities was principally due to a decrease of $902.4 million in total liabilities attributable to consolidated Blackstone Funds. The decrease in total liabilities attributable to consolidated Blackstone Funds was primarily due to decreases of $517.3 million in Loans Payable and $322.2 million in Accounts Payable, Accrued Expenses and Other Liabilities, which were primarily due to the deconsolidation of two CLOs during the three months ended March 31, 2024.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $4.325 billion committed revolving credit facility. As of March 31, 2024, Blackstone had $2.5 billion in Cash and Cash Equivalents, $198.0 million invested in Corporate Treasury Investments and $5.0 billion in Other Investments (which included $4.6 billion of liquid investments), against $10.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
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
We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses, which principally includes funding our general partner and co-investment commitments to our funds, (b) provide capital for business expansion, (c) pay operating expenses, including cash compensation to our employees and other obligations as they arise, (d) fund modest capital expenditures, (e) repay borrowings and related interest costs, (f) pay income taxes, (g) repurchase shares of our common stock and Blackstone Holdings Partnership Units pursuant to our repurchase program and (h) pay dividends to our stockholders and distributions to the holders of Blackstone Holdings Partnership Units. For a tabular presentation of Blackstone’s contractual obligations and the expected timing of such see “—Contractual Obligations.”

Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2024 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$27,172	$100,000	$9,057
BREP VIII	300,000	39,452	100,000	13,151
BREP IX	300,000	47,414	100,000	15,805
BREP X	300,000	276,826	100,000	92,275
BREP Europe III	100,000	11,257	35,000	3,752
BREP Europe IV	130,000	19,077	43,333	6,359
BREP Europe V	150,000	21,616	43,333	6,245
BREP Europe VI	130,000	44,439	43,333	14,813
BREP Europe VII	130,000	120,025	43,333	40,008
BREP Asia I	50,392	10,342	16,797	3,447
BREP Asia II	70,707	12,877	23,569	4,292
BREP Asia III	81,078	66,882	27,026	22,294
BREDS III	50,000	13,499	16,667	4,500
BREDS IV	50,000	15,702	49,113	15,423
BREDS V	50,000	50,000	48,070	48,070
BPP	310,581	18,279	—	—
Other (c)	35,156	14,935	—	—

Total Real Estate	2,537,914	809,794	789,574	299,491

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	81,400	250,000	28,275
BCP VII	500,000	36,635	225,000	16,486
BCP VIII	500,000	197,551	225,000	88,898
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	12,018	26,667	4,006
BEP III	80,000	27,907	26,667	9,302
BETP IV	64,827	64,827	21,609	21,609
BCEP I	117,747	27,016	18,992	4,358
BCEP II	160,000	112,965	32,640	23,045
BCP Asia I	40,000	5,869	13,333	1,956
BCP Asia II	100,000	74,993	33,333	24,998
Tactical Opportunities	491,600	219,906	163,867	73,302
Strategic Partners	1,269,930	697,008	1,165,195	633,919
BIP	356,738	65,912	—	—
BXLS	142,057	83,247	37,351	25,941
BXG	162,861	106,032	54,119	35,333
Other (c)	290,209	22,534	—	—

Total Private Equity	6,255,043	2,371,190	2,518,773	1,216,428

Credit & Insurance
Mezzanine / Opportunistic II	120,000	29,182	110,101	26,774
Mezzanine / Opportunistic III	130,783	34,664	98,127	26,008
Mezzanine / Opportunistic IV	122,000	60,699	115,928	57,677
European Senior Debt I	63,000	5,084	56,882	4,590
European Senior Debt II	92,503	34,771	89,599	33,703
European Senior Debt III	22,835	18,644	7,612	6,215
Stressed / Distressed II	125,000	51,612	119,878	49,497
Stressed / Distressed III	151,000	93,835	146,432	90,997
Energy I	80,000	36,785	75,445	34,691
Energy II	150,000	104,262	148,577	103,273
Energy III	127,000	118,110	117,935	109,680
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	24,385	12,001
Insurance Platform	501,600	129,053	1,600	412
Other (c)	180,904	80,479	47,700	11,673

Total Credit & Insurance	1,944,227	829,482	1,210,871	586,400

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance II	$50,000	$1,482	$—	$—
Strategic Alliance III	22,000	17,515	—	—
Strategic Alliance IV	15,000	13,411	—	—
Strategic Holdings I	154,610	19,678	—	—
Strategic Holdings II	50,000	18,845	—	—
Dislocation	20,000	12,274	—	—
Other (c)	7,498	2,230	—	—

Total Multi-Asset Investing	319,108	85,435	—	—

Other
Treasury (d)	654,415	573,955	—	—

	$11,710,707	$4,669,856	$4,519,218	$2,102,319

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
For a tabular presentation of the timing of Blackstone’s remaining capital commitments to our funds, the funds we invest in and our investment strategies see “—Contractual Obligations”.

Borrowings
As of March 31, 2024, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$10,658,000

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

For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and the Credit Facility see “—Contractual Obligations”.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2024 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	April 1, 2024 to
Contractual Obligations	December 31, 2024	2025-2026	2027-2028	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$124,596	$338,022	$326,584	$571,429	$1,360,631
Purchase Obligations	120,553	126,253	36,388	4,058	287,252
Blackstone Operating Borrowings (b)	-	985,371	1,575,679	8,136,900	10,697,950
Interest on Blackstone Operating Borrowings (c)	281,362	689,746	623,169	3,265,431	4,859,708
Borrowings of Consolidated Blackstone Funds	-	-	-	180,131	180,131
Interest on Borrowings of Consolidated Blackstone Funds	10,551	28,137	28,137	25,208	92,033
Blackstone Funds Capital Commitments to Investee Funds (d)	324,221	-	-	-	324,221
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	-	194,364	261,796	1,168,595	1,624,755
Unrecognized Tax Benefits, Including Interest and Penalties (f)	-	-	-	-	-
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	4,669,856	-	-	-	4,669,856

Consolidated Contractual Obligations	5,531,139	2,361,893	2,851,753	13,351,752	24,096,537
Borrowings of Consolidated Blackstone Funds	-	-	-	(180,131)	(180,131)
Interest on Borrowings of Consolidated Blackstone Funds	(10,551)	(28,137)	(28,137)	(25,208)	(92,033)
Blackstone Funds Capital Commitments to Investee Funds (d)	(324,221)	-	-	-	(324,221)

Blackstone Operating Entities Contractual Obligations	$5,196,367	$2,333,756	$2,823,616	$13,146,413	$23,500,152

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

(b)
Represents the principal amounts due on our senior notes and secured borrowings. For our senior notes, we assume no pre-payments and the borrowings are held until their final maturity. For our secured borrowings we project prepayments based on the performance of the underlying assets and principal may be paid down in full prior to their stated maturity. As of March 31, 2024, we had no borrowings outstanding under our revolver.

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

(f)
Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $223.7 million and interest of $66.3 million as of March 31, 2024; therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our condensed consolidated financial statements as of March 31, 2024.
Clawback Obligations
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceed the amount due to Blackstone based on cumulative results of that fund. The amounts and nature of Blackstone’s clawback obligations are described in Note 16. “Commitments and Contingencies —Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.

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
During the three months ended March 31, 2024, Blackstone repurchased 0.7 million shares of common stock at a total cost of $88.4 million. As of March 31, 2024, the amount remaining available for repurchases under the program was $668.4 million.
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
For Blackstone’s definition of Distributable Earnings, see “—Key Financial Measures and Indicators.”
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

The following graph shows fiscal quarterly and annual per common stockholder dividends for 2024 and 2023. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2024, we paid to stockholders of our common stock a dividend of $0.83 per share. With respect to fiscal year 2023, we paid stockholders aggregate dividends of $3.35 per share.
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

The following table presents information regarding financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Condensed Consolidated Statements of Financial Condition:

Securities
Sold, Not Yet
Purchased
(Dollars in Millions)
Balance, March 31, 2024	$3.9
Balance, December 31, 2023	$3.9
Three Months Ended March 31, 2024
Average Daily Balance	$3.9
Maximum Daily Balance	$3.9
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
Principles of Consolidation
For a description of our accounting policy on consolidation, see Note 2. “Summary of Significant Accounting Policies — Consolidation” and Note 9. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” for detailed information on Blackstone’s involvement with VIEs. The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements.” For an additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
Management and Advisory Fees, Net
— Blackstone earns base management fees from its customers at a fixed percentage of a calculation base which is typically assets under management, net asset value, gross asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our multi-asset investing and credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,

•	0.25% to 1.50% of invested capital, committed capital or investment fair value subsequent to the investment period for private equity and real estate funds, and

•	1.00% to 1.75% of invested capital or net asset value subsequent to the investment period for certain of our multi-asset investing and credit-focused funds.
On real estate and credit-focused funds structured like hedge funds:

•	0.50% to 1.00% of net asset value.
On credit separately managed accounts:

•	0.20% to 1.35% of net asset value or total assets.
On real estate separately managed accounts:

•	0.35% to 2.00% of invested capital, net operating income or net asset value.

On insurance separately managed accounts and investment vehicles:

•	0.25% to 1.00% of net asset value.
On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.20% to 1.50% of net asset value.
On CLO vehicles:

•	0.20% to 0.50% of the aggregate par amount of collateral assets, including principal cash.
On credit-focused registered and non-registered investment companies:

•	0.25% to 1.25% of total assets or net asset value.
On certain real estate and private equity-focused registered funds or companies:

•	1.25% of net asset value.
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
Income Tax
For a description of our accounting policy on taxes and additional information on taxes see Note 2. “Summary of Significant Accounting Policies” and Note 12. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of March 31, 2024 as compared to December 31, 2023. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures
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
Part II. Other Information
Item 1. Legal Proceedings
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our condensed consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 16. Commitments and Contingencies — Contingencies — Litigation.”
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.
See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2023.
The risks described in our Annual Report on Form 10-K and in our subsequently filed periodic reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2024:

				Approximate Dollar
		Average	Total Number of Shares	Value of Shares that
	Total Number	Price Paid	Purchased as Part of	May Yet Be Purchased
	of Shares	per	Publicly Announced	Under the Program
Period	Purchased	Share	Plans or Programs (a)	(Dollars in Thousands) (a)
Jan. 1 - Jan. 31, 2024	—	$—	—	$756,769
Feb. 1 - Feb. 29, 2024	263,156	$126.05	263,156	$723,597
Mar. 1 - Mar. 31, 2024	436,844	$126.44	436,844	$668,363

	700,000		700,000

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*+	Amended and Restated Limited Partnership Agreement of BMA IX GP L.P., dated as of May 3, 2024.

10.2*+	Amended and Restated Agreement of Exempted Limited Partnership of BREA Europe VII (Cayman) L.P., dated as of May 3, 2024 and deemed effective as of June 30, 2023.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Date: May 3, 2024

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)