Form 10-Q
period 2024-06-30
Blackstone Inc.
filed 2024-08-02
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
No
☒
As of July 26, 2024, there were 720,076,731 shares of common stock of the registrant outstanding.

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
We refer to our flagship Corporate Private Equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Transition Partners (“BETP”) funds, our core private equity funds as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary funds business, Strategic Partners Fund Solutions (“Strategic Partners”), and our business that targets minority investments in the general partners of private equity and other private market alternative asset management firms (“GP Stakes”) as “Secondaries”, our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), our life sciences investment platform as Blackstone Life Sciences (“BXLS”), our growth equity investment platform as Blackstone Growth (“BXG”), our investment platform offering eligible individual investors access to Blackstone’s private equity capabilities as the Blackstone Private Equity Strategies Fund Program (“BXPE Fund Program”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”).
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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Real Estate, Credit & Insurance and Multi-Asset Investing segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually, quarterly or monthly), typically with 2 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. In our Perpetual Capital vehicles where redemption rights exist, Blackstone has the ability to fulfill redemption requests only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, or (b) to the extent there is sufficient new capital. Investment advisory agreements related to certain separately managed accounts in our Credit & Insurance and Multi-Asset Investing segments, excluding separately managed accounts in our insurance platform, may generally be terminated by an investor on 30 to 95 days’ notice. Separately managed accounts in our insurance platform can generally only be terminated for long-term underperformance, cause and certain other limited circumstances, in each case subject to Blackstone’s right to cure.
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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2024	2023
Assets
Cash and Cash Equivalents	$2,381,436	$2,955,866
Cash Held by Blackstone Funds and Other	219,393	316,197
Investments	26,426,289	26,146,622
Accounts Receivable	247,538	193,365
Due from Affiliates	4,868,069	4,466,521
Intangible Assets, Net	183,246	201,208
Goodwill	1,890,202	1,890,202
Other Assets	1,083,400	944,848
Right-of-Use Assets	995,524	841,307
Deferred Tax Assets	2,289,932	2,331,394

Total Assets	$40,585,029	$40,287,530

Liabilities and Equity
Loans Payable	$10,688,193	$11,304,059
Due to Affiliates	2,364,099	2,393,410
Accrued Compensation and Benefits	5,703,156	5,247,766
Operating Lease Liabilities	1,142,317	989,823
Accounts Payable, Accrued Expenses and Other Liabilities	2,012,969	2,277,258

Total Liabilities	21,910,734	22,212,316

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	888,868	1,179,073

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (722,540,712 shares issued and outstanding as of June 30, 2024; 719,358,114 shares issued and outstanding as of December 31, 2023)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Additional Paid-in-Capital	6,260,619	6,175,190
Retained Earnings	607,564	660,734
Accumulated Other Comprehensive Loss	(34,617)	(19,133)

Total Stockholders’ Equity of Blackstone Inc.	6,833,573	6,816,798
Non-Controlling Interests in Consolidated Entities	5,682,606	5,177,255
Non-Controlling Interests in Blackstone Holdings	5,269,248	4,902,088

Total Equity	17,785,427	16,896,141

Total Liabilities and Equity	$40,585,029	$40,287,530

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

	June 30,	December 31,
	2024	2023
Assets
Cash Held by Blackstone Funds and Other	$219,393	$316,197
Investments	3,621,676	4,319,483
Accounts Receivable	4,762	6,995
Due from Affiliates	9,509	12,762
Other Assets	4,760	770

Total Assets	$3,860,100	$4,656,207

Liabilities
Loans Payable	$130,321	$687,122
Due to Affiliates	152,900	123,909
Accounts Payable, Accrued Expenses and Other Liabilities	54,770	391,172

Total Liabilities	$337,991	$1,202,203

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Management and Advisory Fees, Net	$1,787,313	$1,709,370	$3,514,461	$3,367,685

Incentive Fees	188,299	153,077	367,640	295,953

Investment Income (Loss)
Performance Allocations
Realized	531,641	502,084	1,184,158	1,148,978
Unrealized	122,229	114,395	568,172	(644,817)
Principal Investments
Realized	74,045	54,835	152,642	162,893
Unrealized	(31,776)	164,089	429,847	(327,328)

Total Investment Income	696,139	835,403	2,334,819	339,726

Interest and Dividend Revenue	104,999	148,505	202,838	238,990
Other	19,631	(31,664)	64,451	(45,818)

Total Revenues	2,796,381	2,814,691	6,484,209	4,196,536

Expenses
Compensation and Benefits
Compensation	766,647	737,017	1,561,450	1,453,302
Incentive Fee Compensation	77,139	64,227	150,846	127,508
Performance Allocations Compensation
Realized	260,736	205,196	519,630	501,990
Unrealized	101,680	54,155	282,580	(259,094)

Total Compensation and Benefits	1,206,202	1,060,595	2,514,506	1,823,706
General, Administrative and Other	311,928	275,034	681,878	548,428
Interest Expense	108,616	108,096	216,819	212,537
Fund Expenses	5,960	31,585	9,910	79,984

Total Expenses	1,632,706	1,475,310	3,423,113	2,664,655

Other Income
Change in Tax Receivable Agreement Liability	—	7,095	—	1,887
Net Gains from Fund Investment Activities	44,934	80,500	27,167	151,564

Total Other Income	44,934	87,595	27,167	153,451

Income Before Provision for Taxes	1,208,609	1,426,976	3,088,263	1,685,332
Provision for Taxes	260,246	223,269	543,917	270,944

Net Income	948,363	1,203,707	2,544,346	1,414,388
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	258	17,688	(39,411)	10,988
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	100,583	89,436	203,410	164,305
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	403,108	495,309	1,088,547	552,009

Net Income Attributable to Blackstone Inc.	$444,414	$601,274	$1,291,800	$687,086

Net Income Per Share of Common Stock
Basic	$0.58	$0.79	$1.69	$0.91

Diluted	$0.58	$0.79	$1.69	$0.91

Weighted-Average Shares of Common Stock Outstanding
Basic	769,187,351	758,479,943	764,492,944	752,306,729

Diluted	769,234,677	758,548,248	764,746,162	752,630,385

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$948,363	$1,203,707	$2,544,346	$1,414,388
Other Comprehensive Income (Loss) – Currency Translation Adjustment	(8,403)	16,892	(44,968)	46,292

Comprehensive Income	939,960	1,220,599	2,499,378	1,460,680

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(2,757)	30,519	(59,242)	44,529
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	100,583	89,436	203,410	164,305
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	401,055	494,242	1,078,894	554,490

Comprehensive Income Attributable to Non-Controlling Interests	498,881	614,197	1,223,062	763,324

Comprehensive Income Attributable to Blackstone Inc.	$441,079	$606,402	$1,276,316	$697,356

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at March 31, 2024	722,263,433	$7	$6,190,142	$796,201	$(31,282)	$6,955,068	$5,381,678	$5,205,683	$17,542,429	$935,005
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	—	—	—	1,065
Net Income	—	—	—	444,414	—	444,414	100,583	403,108	948,105	258
Currency Translation Adjustment	—	—	—	—	(3,335)	(3,335)	—	(2,053)	(5,388)	(3,015)
Capital Contributions	—	—	—	—	—	—	346,416	2,465	348,881	7,732
Capital Distributions	—	—	—	(633,051)	—	(633,051)	(146,010)	(457,490)	(1,236,551)	(52,177)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	18	—	—	18	(61)	—	(43)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	60,975	—	—	60,975	—	—	60,975	—
Equity-Based Compensation	—	—	229,862	—	—	229,862	—	145,651	375,513	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	430,121	—	(4,206)	—	—	(4,206)	—	—	(4,206)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(2,000,000)	—	(244,288)	—	—	(244,288)	—	—	(244,288)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	7,097	—	—	7,097	—	(7,097)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,847,158	—	21,019	—	—	21,019	—	(21,019)	—	—

Balance at June 30, 2024	722,540,712	$7	$6,260,619	$607,564	$(34,617)	$6,833,573	$5,682,606	$5,269,248	$17,785,427	$888,868

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2023	719,358,114	$7	$6,175,190	$660,734	$(19,133)	$6,816,798	$5,177,255	$4,902,088	$16,896,141	$1,179,073
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	—	—	—	1,065
Net Income (Loss)	—	—	—	1,291,800	—	1,291,800	203,410	1,088,547	2,583,757	(39,411)
Currency Translation Adjustment	—	—	—	—	(15,484)	(15,484)	—	(9,653)	(25,137)	(19,831)
Capital Contributions	—	—	—	—	—	—	514,185	4,942	519,127	12,233
Capital Distributions	—	—	—	(1,344,970)	—	(1,344,970)	(274,410)	(924,583)	(2,543,963)	(175,170)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	(134)	—	—	(134)	62,166	—	62,032	(69,091)
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	68,544	—	—	68,544	—	—	68,544	—
Equity-Based Compensation	—	—	373,119	—	—	373,119	—	236,669	609,788	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	3,049,774	—	(52,169)	—	—	(52,169)	—	—	(52,169)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(2,700,000)	—	(332,693)	—	—	(332,693)	—	—	(332,693)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(2,794)	—	—	(2,794)	—	2,794	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	2,832,824	—	31,556	—	—	31,556	—	(31,556)	—	—

Balance at June 30, 2024	722,540,712	$7	$6,260,619	$607,564	$(34,617)	$6,833,573	$5,682,606	$5,269,248	$17,785,427	$888,868

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net Income	$2,544,346	$1,414,388
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Blackstone Funds Related
Net Realized Gains on Investments	(1,481,780)	(1,495,744)
Changes in Unrealized (Gains) Losses on Investments	(485,306)	286,350
Non-Cash Performance Allocations	(568,172)	644,827
Non-Cash Performance Allocations and Incentive Fee Compensation	948,128	370,185
Equity-Based Compensation Expense	621,681	537,781
Amortization of Intangibles	17,963	22,062
Other Non-Cash Amounts Included in Net Income	(193,577)	(429,942)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities	6,845	—
Cash Relinquished with Deconsolidation of Fund Entities	(113,224)	(113,588)
Accounts Receivable	(87,957)	(317,147)
Due from Affiliates	(183,990)	68,804
Other Assets	(143,741)	(21,998)
Accrued Compensation and Benefits	(515,761)	(544,006)
Accounts Payable, Accrued Expenses and Other Liabilities	132,969	(61,119)
Due to Affiliates	(113,830)	(17,375)
Investments Purchased	(957,895)	(1,598,446)
Cash Proceeds from Sale of Investments	2,671,708	3,333,272

Net Cash Provided by Operating Activities	2,098,407	2,078,304

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(30,136)	(130,236)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	(5,420)

Net Cash Used in Investing Activities	(30,136)	(135,656)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(454,107)	(449,225)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	519,358	391,813
Payments Under Tax Receivable Agreement	(87,508)	(64,634)
Net Settlement of Vested Common Stock and Repurchase of Common Stock and Blackstone Holdings Partnership Units	(384,862)	(199,232)

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended June 30,
	2024	2023
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(60,791)	$(429,698)
Dividends/Distributions to Stockholders and Unitholders	(2,264,611)	(2,190,081)

Net Cash Used in Financing Activities	(2,732,521)	(2,941,057)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(6,984)	342

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Decrease	(671,234)	(998,067)
Beginning of Period	3,272,063	4,493,715

End of Period	$2,600,829	$3,495,648

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$171,744	$216,813

Payments for Income Taxes	$413,957	$330,654

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$4,942	$11,241

Non-Cash Distributions to Non-Controlling Interest Holders	$(415)	$(72,861)

Transfer of Interests to Non-Controlling Interest Holders	$(6,925)	$(2,795)

Change in Blackstone Inc.’s Ownership Interest	$(2,794)	$(3,009)

Net Settlement of Vested Common Stock	$358,981	$267,519

Conversion of Blackstone Holdings Units to Common Stock	$31,556	$28,644

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(153,044)	$(58,780)

Due to Affiliates	$84,500	$54,861

Equity	$68,544	$3,919

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	June 30,	December 31,
	2024	2023
Cash and Cash Equivalents	$2,381,436	$2,955,866
Cash Held by Blackstone Funds and Other	219,393	316,197

	$2,600,829	$3,272,063

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
Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.
3. Intangible Assets
Intangible Assets, Net consists of the following:

	June 30,	December 31,
	2024	2023
Finite-Lived Intangible Assets/Contractual Rights	$1,769,372	$1,769,372
Accumulated Amortization	(1,586,126)	(1,568,164)

Intangible Assets, Net	$183,246	$201,208

Amortization expense associated with Blackstone’s intangible assets was $9.0 million and $18.0 million for the three and six months ended June 30, 2024, respectively, and $9.1 million and $22.1 million for the three and six months ended June 30, 2023, respectively.
Amortization of Intangible Assets held at June 30, 2024 is expected to be $35.9 million, $35.9 million, $35.7 million, $34.6 million, and $17.8 million for each of the years ending December 31, 2024, 2025, 2026, 2027, and 2028, respectively. Blackstone’s Intangible Assets as of June 30, 2024 are expected to amortize over a weighted-average period of 5.7 years.
4.  Investments
Investments consist of the following:

	June 30,	December 31,
	2024	2023
Investments of Consolidated Blackstone Funds	$3,621,676	$4,319,483
Equity Method Investments
Partnership Investments	6,107,429	5,924,275
Accrued Performance Allocations	11,132,801	10,775,355
Corporate Treasury Investments	176,330	803,870
Other Investments	5,388,053	4,323,639

	$26,426,289	$26,146,622

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $404.7 million and $1.0 billion at June 30, 2024 and December 31, 2023, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Realized Gains (Losses)	$17,966	$3,653	$(40,446)	$20,808
Net Change in Unrealized Gains	20,393	58,104	55,518	40,950

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	38,359	61,757	15,072	61,758
Interest and Dividend Revenue and Foreign Exchange Gains Attributable to Consolidated Blackstone Funds	6,575	18,743	12,095	89,806

Other Income – Net Gains from Fund Investment Activities	$44,934	$80,500	$27,167	$151,564

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2024 and 2023, no individual equity method investment held by Blackstone met the significance criteria.
Partnership Investments
Blackstone recognized net gains (losses) related to its Partnership Investments accounted for under the equity method of $141.1 million and $91.4 million for the three months ended June 30, 2024 and 2023, respectively. Blackstone recognized net gains (losses) related to its equity method investments of $297.1 million and $160.5 million for the six months ended June 30, 2024 and 2023, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Credit &	Multi-Asset
	Estate	Equity	Insurance	Investing	Total
Accrued Performance Allocations, December 31, 2023	$2,990,602	$7,093,920	$599,779	$91,054	$10,775,355
Performance Allocations as a Result of Changes in Fund Fair Values	38,242	1,403,303	260,900	108,571	1,811,016
Foreign Exchange Gain	1,321	—	—	—	1,321
Fund Distributions	(351,760)	(857,362)	(155,617)	(90,152)	(1,454,891)
		$
Accrued Performance Allocations, June 30, 2024	$2,678,405	$7,639,861	$705,062	$109,473	$11,132,801

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Realized Gains (Losses)	$(1,028)	$(2,297)	$(2,649)	$77
Net Change in Unrealized Gains	4,036	791	2,776	8,586

	$3,008	$(1,506)	$127	$8,663

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $348.7 million as of June 30, 2024. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Realized Gains (Losses)	$2,349	$(18,109)	$4,816	$(16,185)
Net Change in Unrealized Gains (Losses)	(8,432)	157,968	447,368	(155,185)

	$(6,083)	$139,859	$452,184	$(171,370)

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.  Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of June 30, 2024 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Equity	$351,071	(b)	(b)
Real Estate	111,920	(c)	(c)
Other	6,602	(d)	(d)

	$469,593

(a)	As of June 30, 2024, Blackstone had no unfunded commitments.
(b)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 75% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 25% of the fair value of the investments in this category are redeemable as of the reporting date.

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

	June 30, 2024				December 31, 2023
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$626,740	$172,793	$600,000	$107,468	$634,840	$145,798	$607,000	$86,589
Foreign Currency Contracts	334,736	3,405	287,390	1,233	387,102	11,442	334,228	3,538
Credit Default Swaps	—	—	640	7	3,108	479	3,748	508
Total Return Swaps	45,878	12,848	—	—	63,158	13,171	—	—
Equity Options	—	—	1,137,377	751,513	—	—	1,110,490	563,986

	1,007,354	189,046	2,025,407	860,221	1,088,208	170,890	2,055,466	654,621

Investments of Consolidated Blackstone Funds
Interest Rate Contracts	836,703	30,389	—	—	855,683	19,189	—	—

	836,703	30,389	—	—	855,683	19,189	—	—

	$1,844,057	$219,435	$2,025,407	$860,221	$1,943,891	$190,079	$2,055,466	$654,621

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$—	$(189)	$(614)	$147
Foreign Currency Contracts	(2,223)	4,433	3,302	10,023
Credit Default Swaps	—	(362)	75	(413)
Total Return Swaps	4,550	6,373	12,870	11,025

	2,327	10,255	15,633	20,782

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	21,072	4,897	22,096	2,777
Foreign Currency Contracts	2,607	(4,655)	(5,615)	(7,838)
Credit Default Swaps	2	592	(52)	364
Total Return Swaps	2,181	(2,164)	(3,338)	(2,177)
Equity Options	(105,511)	(18,038)	(187,527)	(172,876)

	(79,649)	(19,368)	(174,436)	(179,750)

	$(77,322)	$(9,113)	$(158,803)	$(158,968)

As of June 30, 2024 and December 31, 2023, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.  Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	June 30,	December 31,
	2024	2023
Assets
Loans and Receivables	$135,577	$60,738
Equity and Preferred Securities	3,176,005	2,894,302
Debt Securities	61,365	63,486
Assets of Consolidated CLO Vehicles
Corporate Loans	106,268	938,801

	$3,479,215	$3,957,327

Liabilities
CLO Notes Payable	$130,321	$687,122
Corporate Treasury Commitments	1,486	1,264

	$131,807	$688,386

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended June 30,
	2024		2023
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(1,418)	$220	$(5,232)	$4,227
Equity and Preferred Securities	2,907	(19,080)	(2,878)	26,812
Debt Securities	—	(1,392)	—	(876)
Assets of Consolidated CLO Vehicles
Corporate Loans	242	(1,001)	(3,070)	4,150

	$1,731	$(21,253)	$(11,180)	$34,313

Liabilities
CLO Notes Payable	$—	$1,175	$—	$(1,541)
Corporate Treasury Commitments	—	(599)	—	2,147

	$—	$576	$—	$606

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Six Months Ended June 30,
	2024		2023
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(3,022)	$(188)	$(5,995)	$3,924
Equity and Preferred Securities	5,188	(1,351)	(1,182)	(18,301)
Debt Securities	—	(2,121)	—	(2,707)
Assets of Consolidated CLO Vehicles
Corporate Loans	(2,604)	1,455	(6,199)	4,632

	$(438)	$(2,205)	$(13,376)	$(12,452)

Liabilities
CLO Notes Payable	$—	$1,775	$—	$923
Corporate Treasury Commitments	—	(222)	—	4,373

	$—	$1,553	$—	$5,296

The following table presents information for those financial instruments for which the fair value option was elected:

	June 30, 2024			December 31, 2023
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	Excess (Deficiency)		Excess (Deficiency)	Excess (Deficiency)		Excess (Deficiency)
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$489	$—	$—	$675	$—	$—
Debt Securities	(55,267)	—	—	(52,577)	—	—
Assets of Consolidated
CLO Vehicles
Corporate Loans	(4,198)	1,313	—	(8,751)	1,345	—

	$(58,976)	$1,313	$—	$(60,653)	$1,345	$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of June 30, 2024 and December 31, 2023, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status and there were two Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected that were past due but was not in non-accrual
status.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8. Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	June 30, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$51,874	$—	$—	$—	$51,874

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	9,678	130,690	2,866,172	462,991	3,469,531
Debt Instruments	—	106,375	15,381	—	121,756
Freestanding Derivatives	—	30,389	—	—	30,389

Total Investments of Consolidated Blackstone Funds	9,678	267,454	2,881,553	462,991	3,621,676
Corporate Treasury Investments	69,053	103,278	3,999	—	176,330
Other Investments	2,017,359	2,828,209	198,096	6,602	5,050,266

Total Investments	2,096,090	3,198,941	3,083,648	469,593	8,848,272

Accounts Receivable - Loans and Receivables	—	—	135,577	—	135,577

Other Assets - Freestanding Derivatives	—	176,198	12,848	—	189,046

	$2,147,964	$3,375,139	$3,232,073	$469,593	$9,224,769

Liabilities
Loans Payable - CLO Notes Payable	$—	$130,321	$—	$—	$130,321

Accounts Payable, Accrued Expenses and Other Liabilities
Freestanding Derivatives	—	108,708	751,513	—	860,221
Contingent Consideration	—	—	504	—	504
Corporate Treasury Commitments	—	—	1,486	—	1,486
Securities Sold, Not Yet Purchased	3,873	—	—	—	3,873

Total Accounts Payable, Accrued Expenses and Other Liabilities	3,873	108,708	753,503	—	866,084

	$3,873	$239,029	$753,503	$—	$996,405

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2023
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$263,574	$—	$—	$—	$263,574

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	11,118	123,022	2,653,246	558,259	3,345,645
Debt Instruments	—	924,264	30,385	—	954,649
Freestanding Derivatives	—	19,189	—	—	19,189

Total Investments of Consolidated Blackstone Funds	11,118	1,066,475	2,683,631	558,259	4,319,483
Corporate Treasury Investments	72,071	435,430	296,369	—	803,870
Other Investments	1,564,112	2,355,423	223,441	7,275	4,150,251

Total Investments	1,647,301	3,857,328	3,203,441	565,534	9,273,604

Accounts Receivable - Loans and Receivables	—	—	60,738	—	60,738

Other Assets - Freestanding Derivatives	90	157,629	13,171	—	170,890

	$1,910,965	$4,014,957	$3,277,350	$565,534	$9,768,806

Liabilities
Loans Payable - CLO Notes Payable	$—	$687,122	$—	$—	$687,122

Accounts Payable, Accrued Expenses and Other Liabilities
Freestanding Derivatives	436	90,199	563,986	—	654,621
Contingent Consideration	—	—	387	—	387
Corporate Treasury Commitments	—	—	1,264	—	1,264
Securities Sold, Not Yet Purchased	3,886	—	—	—	3,886

Total Accounts Payable, Accrued Expenses and Other Liabilities	4,322	90,199	565,637	—	660,158

	$4,322	$777,321	$565,637	$—	$1,347,280

LLC Limited Liability Company.
(a)	Equity Securities, Partnership and LLC Interest includes investments in investment funds.
Within Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of $1.4 billion as of June 30, 2024. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include certain phased restrictions on sale or transfer, underwriter lock-ups
and sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is 1.3 years. Level III equity securities included in Investments of Consolidated Blackstone Funds are illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements. Investments within Other Investments subject to restrictions on sale or transfer as a result of pledge arrangements are discussed in Note 16. “Commitments and Contingencies — Contingencies — Strategic Ventures.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2024. Consistent with presentation in these Notes to Condensed Consolidated Financial Statements, this table presents the Level III Investments only of Consolidated Blackstone Funds and therefore does not reflect any other Blackstone Funds.

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$2,866,172	Discounted Cash Flows	Discount Rate	3.4% - 38.8%	10.4%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	15.5x	Higher
			Exit Capitalization Rate	3.1% - 13.7%	5.1%	Lower
Debt Instruments	15,381	Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	2,881,553
Corporate Treasury Investments	3,999	Third Party Pricing	n/a
Loans and Receivables	135,577	Discounted Cash Flows	Discount Rate	8.5% - 13.2%	10.1%	Lower
Other Investments (b)	210,944	Discounted Cash Flows	Discount Rate	7.1% - 7.5%	7.3%	Lower
		Third Party Pricing	n/a

	$3,232,073

Financial Liabilities
Freestanding Derivatives (c)	$751,513	Option Pricing Model	Volatility	6.1%	n/a	Higher
Other Liabilities (d)	1,990	Third Party Pricing	n/a
		Other	n/a

	$753,503

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2023:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$2,653,246	Discounted Cash Flows	Discount Rate	3.3% - 38.0%	9.7%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	15.0x	Higher
			Exit Capitalization Rate	3.1% - 12.8%	5.1%	Lower
Debt Instruments	30,385	Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	2,683,631
Corporate Treasury Investments	296,369	Discounted Cash Flows	Discount Rate	11.2% - 22.4%	17.1%	Lower
		Transaction Price	n/a
Loans and Receivables	60,738	Discounted Cash Flows	Discount Rate	8.8% - 14.9%	10.3%	Lower
Other Investments (b)	236,612	Third Party Pricing	n/a
		Transaction Price	n/a

	$3,277,350

Financial Liabilities
Freestanding Derivatives (c)	$563,986	Option Pricing Model	Volatility	6.3%	n/a	Higher
Other Liabilities (d)	1,651	Third Party Pricing	n/a
		Other	n/a

	$565,637

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of June 30, 2024 and December 31, 2023, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entity is used to project the expected returns relevant for the fair value of the derivative.
(d)	As of June 30, 2024 and December 31, 2023, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.
For the six months ended June 30, 2024, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2024				2023
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$2,703,592	$95,532	$77,142	$2,876,266	$4,338,509	$307,288	$74,604	$4,720,401
Transfer Into Level III (b)	2,726	—	109,347	112,073	124	—	—	124
Transfer Out of Level III (b)	(19,577)	—	(58)	(19,635)	(4,751)	—	—	(4,751)
Purchases	205,898	169,649	—	375,547	121,526	116,897	2,291	240,714
Sales	(27,503)	(118,391)	(5,038)	(150,932)	(53,152)	(349,787)	(1,523)	(404,462)
Issuances	—	7,519	—	7,519	—	6,319	—	6,319
Settlements (c)	—	(21,280)	306	(20,974)	—	(19,292)	(5,225)	(24,517)
Changes in Gains Included in Earnings	16,417	2,548	1,978	20,943	37,595	15,436	3,465	56,496

Balance, End of Period	$2,881,553	$135,577	$183,677	$3,200,807	$4,439,851	$76,861	$73,612	$4,590,324

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$19,505	$(546)	$1,875	$20,834	$70,082	$19,577	$1,181	$90,840

	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2024				2023
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$2,683,631	$60,738	$373,024	$3,117,393	$4,249,832	$315,039	$30,971	$4,595,842
Transfer Out Due to Deconsolidation	(14,237)	—	—	(14,237)	(3,837)	—	—	(3,837)
Transfer Into Level III (b)	6,160	—	109,347	115,507	13,997	—	898	14,895
Transfer Out of Level III (b)	(22,123)	—	(58)	(22,181)	(5,064)	—	(2,725)	(7,789)
Purchases	339,014	319,288	5,675	663,977	170,869	171,967	51,693	394,529
Sales	(61,818)	(229,557)	(295,030)	(586,405)	(121,707)	(436,512)	(1,703)	(559,922)
Issuances	—	17,080	—	17,080	—	57,008	—	57,008
Settlements (c)	—	(35,392)	(9,855)	(45,247)	—	(53,088)	(4,696)	(57,784)
Changes in Gains (Losses) Included in Earnings	(49,074)	3,420	574	(45,080)	135,761	22,447	(826)	157,382

Balance, End of Period	$2,881,553	$135,577	$183,677	$3,200,807	$4,439,851	$76,861	$73,612	$4,590,324

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(19,789)	$(1,340)	$3,088	$(18,041)	$89,027	$17,839	$4,653	$111,519

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Three Months Ended June 30,
	2024			2023
	Freestanding	Other		Freestanding	Other
	Derivatives	Liabilities	Total	Derivatives	Liabilities	Total
Balance, Beginning of Period	$646,002	$1,391	$647,393	$203,419	$8,218	$211,637
Transfer In (Out) Due to Consolidation and Acquisition	—	—	—	—	(1,500)	(1,500)
Changes in Losses (Gains) Included in Earnings	105,511	599	106,110	18,038	(2,147)	15,891

Balance, End of Period	$751,513	$1,990	$753,503	$221,457	$4,571	$226,028

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date	$105,511	$599	$106,110	$18,038	$(2,147)	$15,891

	Level III Financial Liabilities at Fair Value Six Months Ended June 30,
	2024			2023
	Freestanding	Other		Freestanding	Other
	Derivatives	Liabilities	Total	Derivatives	Liabilities	Total
Balance, Beginning of Period	$563,986	$1,651	$565,637	$48,581	$8,144	$56,725
Transfer In (Out) Due to Consolidation and Acquisition	—	—	—	—	800	800
Changes in Losses (Gains) Included in Earnings	187,527	339	187,866	172,876	(4,373)	168,503

Balance, End of Period	$751,513	$1,990	$753,503	$221,457	$4,571	$226,028

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date	$187,527	$339	$187,866	$172,876	$(4,373)	$168,503

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.
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
non-consolidated
VIEs were as follows:

	June 30,	December 31,
	2024	2023
Investments	$4,282,078	$3,751,591
Due from Affiliates	262,347	203,187
Potential Clawback Obligation	83,537	72,119

Maximum Exposure to Loss	$4,627,962	$4,026,897

Amounts Due to Non-Consolidated VIEs	$256	$223

10. Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of June 30, 2024 and December 31, 2023:

June 30, 2024
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$219,435	$137,905	$65,225	$16,305

	June 30, 2024
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$108,708	$108,507	$13	$188
Repurchase Agreements	9,562	9,562	—	—

	$118,270	$118,069	$13	$188

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

As of June 30, 2024, Blackstone pledged assets with a carrying value of $9.6 million and a remaining contractual maturity greater than 90 days to collateralize its repurchase agreements. As of December 31, 2023, Blackstone had no repurchase agreements and hence no pledged securities or collateral outstanding.
Freestanding Derivative liabilities and repurchase agreements are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	June 30,	December 31,
	2024	2023
Furniture, Equipment and Leasehold Improvements	$964,586	$937,355
Less: Accumulated Depreciation	(442,651)	(394,602)

Furniture, Equipment and Leasehold Improvements, Net	521,935	542,753
Prepaid Expenses	343,534	207,886
Freestanding Derivatives	189,046	170,890
Other	28,885	23,319

	$1,083,400	$944,848

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2024, the aggregate cash balance on deposit relating to the cash pooling arrangements was $1.1 billion, which was offset and reported net of the accompanying overdraft of $1.1 billion.
11. Borrowings
The following table presents each of Blackstone’s borrowings as of June 30, 2024 and December 31, 2023, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone’s indirect subsidiary, Blackstone Holdings Finance Co. L.L.C. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis. The Secured Borrowings were issued at par, accrue interest from the issue date thereof and pay interest in arrears on a quarterly basis. CLO Notes Payable pay interest in arrears on a quarterly basis.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
Description	Value	Value	Value	Value
Blackstone Operating Borrowings
Senior Notes (a)
2.000%, Due 5/19/2025	$326,438	$316,643	$336,005	$324,778
1.000%, Due 10/5/2026	645,084	606,778	664,085	620,864
3.150%, Due 10/2/2027	298,669	281,307	298,476	283,059
5.900%, Due 11/3/2027	595,950	612,414	595,411	625,158
1.625%, Due 8/5/2028	645,888	567,853	645,406	566,508
1.500%, Due 4/10/2029	647,358	589,423	666,655	601,272
2.500%, Due 1/10/2030	494,067	435,685	493,573	431,005
1.600%, Due 3/30/2031	496,678	394,050	496,447	391,955
2.000%, Due 1/30/2032	789,891	631,368	789,283	633,153
2.550%, Due 3/30/2032	495,907	414,395	495,670	410,755
6.200%, Due 4/22/2033	892,225	946,970	891,899	962,037
3.500%, Due 6/1/2034	506,384	527,546	521,549	536,319
6.250%, Due 8/15/2042	239,604	258,883	239,457	263,270
5.000%, Due 6/15/2044	490,116	459,190	489,975	464,560
4.450%, Due 7/15/2045	344,765	295,155	344,691	297,486
4.000%, Due 10/2/2047	291,260	231,543	291,149	233,685
3.500%, Due 9/10/2049	392,526	281,848	392,436	294,608
2.800%, Due 9/30/2050	394,177	239,220	394,103	252,008
2.850%, Due 8/5/2051	543,397	336,969	543,317	352,457
3.200%, Due 1/30/2052	987,539	660,130	987,401	696,740

	10,517,923	9,087,370	10,576,988	9,241,677
Other (b)
Secured Borrowing, Due 10/27/2033	19,949	19,949	19,949	19,949
Secured Borrowing, Due 1/29/2035	20,000	20,000	20,000	20,000

	10,557,872	9,127,319	10,616,937	9,281,626

Borrowings of Consolidated Blackstone Funds
CLO Notes Payable (c)	130,321	130,321	687,122	687,122

	130,321	130,321	687,122	687,122

	$10,688,193	$9,257,640	$11,304,059	$9,968,748

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)
The Secured Borrowing, Due
10/27/2033
has an interest rate of
7.64
% and the Secured Borrowing, Due
1/29/2035
has an interest rate of
7.64
%. Principal on the Secured Borrowings will be paid over the term with repayment amounts dependent on the performance of the underlying assets securing each borrowing. Repayment amounts from the underlying assets are restricted to solely satisfy the Secured Borrowings obligations. As of June 30, 2024, the fair value of the assets securing both Secured Borrowings equaled $
48.5
 million.

(c)
CLO Notes Payable have maturity dates ranging from
June 2025 to January 2037
and have an effective interest rate of
8.67
% as of June 30, 2024. A portion of the borrowing outstanding is comprised of subordinated notes which do not have contractual interest rates but instead pay distributions from the excess cash flows of the CLO vehicles.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Scheduled principal payments for borrowings as of June 30, 2024 were as follows:

	Blackstone	Borrowings of
	Operating Borrowings	Consolidated Blackstone Funds	Total Borrowings
2024	$—	$—	$—
2025	329,614	—	329,614
2026	648,827	—	648,827
2027	911,589	—	911,589
2028	664,090	—	664,090
Thereafter	8,128,430	141,792	8,270,222

	$10,682,550	$141,792	$10,824,342

12.  Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of June 30, 2024, Blackstone had no material valuation allowance recorded against deferred tax assets.
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
As of June 30, 2024, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

Jurisdiction	Year
Federal	2020
New York City	2009
New York State	2016
United Kingdom	2011

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

13. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and six months ended June 30, 2024 and 2023 was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$444,414	$601,274	$1,291,800	$687,086

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	769,187,351	758,479,943	764,492,944	752,306,729
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	47,326	68,305	253,218	323,656

Weighted-Average Shares of Common Stock Outstanding, Diluted	769,234,677	758,548,248	764,746,162	752,630,385

Net Income Per Share of Common Stock
Basic	$0.58	$0.79	$1.69	$0.91

Diluted	$0.58	$0.79	$1.69	$0.91

Dividends Declared Per Share of Common Stock (a)	$0.83	$0.82	$1.77	$1.73

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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
non-controlling
interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted-Average Blackstone Holdings Partnership Units	456,231,581	461,569,524	457,074,596	462,255,884

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Share Repurchase Program
During the three and six months ended June 30, 2024, Blackstone repurchased 2.0 million and 2.7 million shares of common stock at a total cost of $244.3 million and $332.7 million, respectively. During the three and six months ended June 30, 2023, Blackstone repurchased 1.0 million and 2.0 million shares of common stock at a total cost of $86.0 million and $176.1 million, respectively. As of June 30, 2024, prior to the July 16, 2024 authorization, the amount remaining available for repurchases under the program was $424.1 million.
On July 16, 2024, Blackstone’s board of directors authorized the repurchase of up to $2.0 billion of common stock and Blackstone Holdings Partnership Units. This authorization replaced Blackstone’s prior $2.0 billion repurchase authorization. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
Shares Eligible for Dividends and Distributions
As of June 30, 2024, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	722,540,712
Unvested Participating Common Stock	45,683,693

Total Participating Common Stock	768,224,405
Participating Blackstone Holdings Partnership Units	455,642,926

1,223,867,331

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
For the three and six months ended June 30, 2024, Blackstone recorded compensation expense of $301.0 million and $621.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $62.7 million and $127.9 million, respectively. For the three and six months ended June 30, 2023, Blackstone recorded compensation expense of $260.4 million and $537.8 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $43.8 million and $83.1 million, respectively.
As of June 30, 2024, there was $2.6 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.4 years.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,223,810,180 as of June 30, 2024. Total outstanding phantom shares were 109,643 as of June 30, 2024.
A summary of the status of Blackstone’s unvested equity-based awards as of June 30, 2024 and of changes during the period January 1, 2024 through June 30, 2024 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2023	4,585,893	$38.94	36,456,644	$86.05	85,447	$114.50
Granted	—	—	11,274,360	130.88	38,819	121.94
Vested	(704,040)	35.07	(3,914,003)	91.72	(7,100)	128.09
Forfeited	(35,431)	46.58	(950,033)	93.35	(15,130)	128.09

Balance, June 30, 2024	3,846,422	$39.60	42,866,968	$97.28	102,036	$120.45

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of June 30, 2024, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	4,089,151	0.2
Deferred Restricted Shares of Common Stock	38,587,380	2.9

Total Equity-Based Awards	42,676,531	2.7

Phantom Shares	86,032	3.0

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

15.  Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	June 30,	December 31,
	2024	2023
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,745,712	$3,638,948
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	1,003,299	720,743
Accrual for Potential Clawback of Previously Distributed Performance Allocations	119,058	106,830

	$4,868,069	$4,466,521

	June 30,	December 31,
	2024	2023
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,679,102	$1,681,516
Due to Non-Consolidated Entities	107,693	124,560
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	208,256	305,816
Accrual for Potential Repayment of Previously Received Performance Allocations	369,048	281,518

	$2,364,099	$2,393,410

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of June 30, 2024 and December 31, 2023, such investments aggregated $1.9 billion and $1.7 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $41.1 million and $32.2 million for the three months ended June 30, 2024 and 2023, respectively, and $73.0 million and $54.4 million for the six months ended June 30, 2024 and 2023, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2024. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”

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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.7 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $517.6 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

16. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $4.9 billion of investment commitments as of June 30, 2024 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $359.6 million as of June 30, 2024, which includes $151.5 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $27.8 million as of June 30, 2024.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP. The amount guaranteed as of June 30, 2024 was $80.2 million.
During the six months ended June 30, 2024, Blackstone entered into a short-term contingent guarantee arrangement with a third party bank, indirectly supporting certain short-term obligations that may be incurred by a non-consolidated
private equity vehicle affiliated with Blackstone in connection with a prospective private financing transaction. The up to
€
260.0 million contingent guarantee may only be demanded upon by the third party bank in the event that the private equity vehicle fails to perform under the terms of its financing documentation and only after the third party bank has enforced against all other primary credit support for the financing, including guarantees provided by affiliates of the non-consolidated
private equity vehicle that are party to the transaction. Blackstone views the likelihood of being required to perform under the terms of the guarantee as remote. If required to perform under the terms of the guarantee, Blackstone would be entitled to repayment from the non-consolidated
private equity vehicle.
Strategic Ventures
In December 2022 and January 2023, Blackstone entered into
long-term
strategic ventures (“UC strategic ventures”) with the Regents of the University of California (“UC Investments”), an institutional investor that subscribed for $4.5 billion of Blackstone Real Estate Income Trust, Inc. (“BREIT”) Class I shares during the three months ended March 31, 2023. The UC strategic ventures provide a waterfall structure with UC Investments receiving an 11.25% target annualized net return on its $4.5 billion investment in BREIT shares and upside from its investment. This target return, while not guaranteed, is supported by a pledge by Blackstone of $1.1 billion of its holdings in BREIT as of the subscription dates, including any appreciation or dividends received by Blackstone in respect thereof. Pursuant to the UC strategic ventures, Blackstone is entitled to receive an incremental 5% cash payment from UC Investments on any returns received in excess of the target return. An asset or liability is recognized based on fair value with the maximum potential future obligation capped at the fair value of the assets pledged by Blackstone in connection with the above arrangements. As of June 30, 2024, the fair value of the assets pledged was $1.1 billion and the total liability recognized was $751.5 million.

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
In December 2017, eight pension plan members of the Kentucky Retirement System (“KRS”) filed a derivative lawsuit on behalf of KRS in the Franklin County Circuit Court of the Commonwealth of Kentucky (the “Mayberry Action”). Plaintiffs alleged various breaches of fiduciary duty and other violations of Kentucky state law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BLP”). The suit named more than 30 defendants, including, among others, The Blackstone Group L.P. (now Blackstone Inc.); BLP; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as
then-CEO
of BLP (collectively, the “Blackstone Defendants”). In July 2020, the Kentucky Supreme Court directed the Circuit Court to dismiss the action due to the plaintiffs’ lack of standing.
Over the objection of the Blackstone Defendants and others, in December 2020, the Circuit Court permitted the Attorney General of the Commonwealth of Kentucky (the “AG”) to intervene in the Mayberry Action. In April 2023, the Kentucky Court of Appeals held that the Circuit Court exceeded its authority in permitting the AG’s intervention in the Mayberry Action, and vacated all orders other than the order dismissing the original derivative complaint in the Mayberry Action.
Additionally, around the time the AG moved to intervene in 2020, the AG separately filed an additional back-up
complaint asserting substantially identical claims against largely the same defendants as the Mayberry Action (the “July 2020 Action”). The AG filed amended complaints in August 2023 and November 2023. Defendants moved to dismiss. On April 8, 2024, while the motions to dismiss were pending, the AG amended its complaint for the third time, adding a breach of contract claim against the Blackstone Defendants. On May 1, 2024, the Court denied the Blackstone Defendants’ motion to strike the third amended complaint and its motion to dismiss the prior amended complaint, along with most other defendants’ motions to dismiss.
Also on April 8, 2024, as a technicality the AG instituted a technical action asserting substantively the same claims against the same defendants for the stated purpose of satisfying a limitations statute (the “April 2024 Action”). On May 1, 2024, the Court consolidated the July 2020 Action and the April 2024 Action upon the AG’s motion. On June 17, 2024, the defendants moved to dismiss the consolidated actions.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In August 2021, a group of KRS members—including those that filed Taylor I—filed a new action in Franklin County Circuit Court (“Taylor II”), against the Blackstone Defendants, other defendants named in the Mayberry Action, and other KRS officials. The filed complaint is substantially similar to that filed in Taylor I and the Mayberry Action. In July 2022, most defendants (including the Blackstone Defendants) moved to dismiss. On May 1, 2024, the Court denied the Blackstone Defendants’ motion to dismiss, as well as most other defendants’ motions to dismiss. On July 3, 2024, Blackstone Defendants and the other fund manager defendants filed a petition for a writ of prohibition. On July 9, 2024, the Court stayed the action pending resolution of the writ of prohibition.

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
In July 2021, BLP filed a breach of contract action against defendants affiliated with KRS alleging that the Mayberry Action and the Declaratory Judgment Action breach the parties’ subscription agreements governing KRS’s investment with BLP. The action seeks damages, including legal fees and expenses incurred in defending against the above actions. In April 2022, the Circuit Court dismissed BLP’s complaint without prejudice to refiling, on the grounds that the action was not yet ripe for adjudication. In May 2023, the Court of Appeals affirmed the Circuit Court’s dismissal, without prejudice, of BLP’s complaint on ripeness grounds. In August 2023, BLP filed a motion with the Kentucky Supreme Court for discretionary review, which was granted in February 2024. The appeal is fully briefed and pending.
In October 2022, as part of a sweep of private equity and other investment advisory firms, the SEC sent us a request for information relating to the retention of certain types of electronic business communications, including text messages, that may be required to be preserved under certain SEC rules. We are continuing to cooperate with the SEC and are discussing a potential resolution of this inquiry. Our financial results for the six months ended June 30, 2024 include an accrual for the estimated liability related to this matter.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	June 30, 2024			December 31, 2023
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$221,220	$96,721	$317,941	$145,435	$90,337	$235,772
Private Equity	32,689	17,933	50,622	29,046	16,231	45,277
Credit & Insurance	214	271	485	207	262	469

	$254,123	$114,925	$369,048	$174,688	$106,830	$281,518

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 15. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2024, $1.0 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at June 30, 2024, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $6.9 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.3 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
17.  Segment Reporting
Blackstone conducts its alternative asset management businesses through four segments:

•	Real Estate – Blackstone’s Real Estate segment primarily comprises its management of opportunistic real estate funds, Core+ real estate funds, and real estate debt strategies.
•
Private Equity – Blackstone’s Private Equity segment includes its management of flagship Corporate Private Equity funds, sector and geographically-focused Corporate Private Equity funds, core private equity funds, an opportunistic investment platform, a secondary funds business and GP Stakes, infrastructure-focused funds, a life sciences investment platform, a growth equity investment platform, an investment platform offering eligible individual investors access to Blackstone’s private equity capabilities, a multi-asset investment program for eligible high net worth investors and a capital markets services business.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit & Insurance, which is organized into three overarching strategies: private corporate credit, liquid corporate credit and infrastructure and asset based credit. In addition, the segment includes an insurer-focused platform.

•
Multi-Asset Investing – Multi-Asset Investing is organized into two primary platforms: Absolute Return and Multi-Strategy. In addition, the segment also includes a publicly traded energy infrastructure, renewables and master limited partnership investment platform.

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
Effective for the three months ended June 30, 2024, GP Stakes is included in Blackstone’s Private Equity segment and Harvest is included in Blackstone’s Multi-Asset Investing segment. Previously, GP Stakes and Harvest were included in Blackstone’s Multi-Asset Investing and Credit & Insurance segments, respectively. All prior periods have been recast to reflect this reclassification.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$685,784	$468,237	$380,943	$116,602	$1,651,566
Transaction, Advisory and Other Fees, Net	75,140	46,238	10,250	908	132,536
Management Fee Offsets	(3,467)	376	(993)	(80)	(4,164)

Total Management and Advisory Fees, Net	757,457	514,851	390,200	117,430	1,779,938
Fee Related Performance Revenues	606	8,703	167,758	—	177,067
Fee Related Compensation	(184,404)	(158,068)	(172,551)	(37,890)	(552,913)
Other Operating Expenses	(92,378)	(87,436)	(88,348)	(24,960)	(293,122)

Fee Related Earnings	481,281	278,050	297,059	54,580	1,110,970

Realized Performance Revenues	53,472	381,797	91,247	16,373	542,889
Realized Performance Compensation	(25,295)	(179,761)	(37,738)	(8,263)	(251,057)
Realized Principal Investment Income	7,053	5,725	3,511	283	16,572

Total Net Realizations	35,230	207,761	57,020	8,393	308,404

Total Segment Distributable Earnings	$516,511	$485,811	$354,079	$62,973	$1,419,374

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended June 30, 2023
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$709,977	$466,761	$326,066	$117,805	$1,620,609
Transaction, Advisory and Other Fees, Net	27,066	49,722	14,995	952	92,735
Management Fee Offsets	(8,307)	(794)	(1,056)	(1)	(10,158)

Total Management and Advisory Fees, Net	728,736	515,689	340,005	118,756	1,703,186
Fee Related Performance Revenues	131,299	—	135,439	—	266,738
Fee Related Compensation	(199,006)	(162,379)	(165,147)	(42,276)	(568,808)
Other Operating Expenses	(71,949)	(77,423)	(80,443)	(27,551)	(257,366)

Fee Related Earnings	589,080	275,887	229,854	48,929	1,143,750

Realized Performance Revenues	119,721	220,886	42,344	5,472	388,423
Realized Performance Compensation	(69,593)	(90,162)	(17,572)	(1,043)	(178,370)
Realized Principal Investment Income (Loss)	(70)	11,708	(19,394)	295	(7,461)

Total Net Realizations	50,058	142,432	5,378	4,724	202,592

Total Segment Distributable Earnings	$639,138	$418,319	$235,232	$53,653	$1,346,342

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of June 30, 2024 and for the six months ended June 30, 2024 and 2023:

	June 30, 2024 and the Six Months Then Ended
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,379,963	$942,828	$741,864	$231,641	$3,296,296
Transaction, Advisory and Other Fees, Net	104,330	73,129	20,036	1,979	199,474
Management Fee Offsets	(6,397)	101	(1,885)	(80)	(8,261)

Total Management and Advisory Fees, Net	1,477,896	1,016,058	760,015	233,540	3,487,509
Fee Related Performance Revenues	130,564	8,703	333,301	—	472,568
Fee Related Compensation	(358,973)	(320,627)	(351,072)	(76,318)	(1,106,990)
Other Operating Expenses	(182,140)	(177,471)	(172,924)	(49,565)	(582,100)

Fee Related Earnings	1,067,347	526,663	569,320	107,657	2,270,987

Realized Performance Revenues	103,439	831,671	106,367	37,805	1,079,282
Realized Performance Compensation	(47,158)	(400,242)	(43,059)	(13,622)	(504,081)
Realized Principal Investment Income (Loss)	9,246	28,154	7,072	(17,962)	26,510

Total Net Realizations	65,527	459,583	70,380	6,221	601,711

Total Segment Distributable Earnings	$1,132,874	$986,246	$639,700	$113,878	$2,872,698

Segment Assets	$12,927,964	$15,173,309	$7,763,104	$1,746,140	$37,610,517

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Six Months Ended June 30, 2023
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,415,364	$942,246	$643,319	$239,227	$3,240,156
Transaction, Advisory and Other Fees, Net	47,627	65,319	23,443	2,056	138,445
Management Fee Offsets	(18,764)	(2,104)	(2,157)	(3)	(23,028)

Total Management and Advisory Fees, Net	1,444,227	1,005,461	664,605	241,280	3,355,573
Fee Related Performance Revenues	152,047	—	262,935	—	414,982
Fee Related Compensation	(336,616)	(330,105)	(326,234)	(84,824)	(1,077,779)
Other Operating Expenses	(146,130)	(157,174)	(154,008)	(51,702)	(509,014)

Fee Related Earnings	1,113,528	518,182	447,298	104,754	2,183,762

Realized Performance Revenues	130,817	721,893	167,525	9,714	1,029,949
Realized Performance Compensation	(72,758)	(323,759)	(74,063)	(3,814)	(474,394)
Realized Principal Investment Income (Loss)	2,154	45,876	(13,428)	1,628	36,230

Total Net Realizations	60,213	444,010	80,034	7,528	591,785

Total Segment Distributable Earnings	$1,173,741	$962,192	$527,332	$112,282	$2,775,547

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and six months ended June 30, 2024 and 2023 along with Total Assets as of June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Total GAAP Revenues	$2,796,381	$2,814,691	$6,484,209	$4,196,536
Less: Unrealized Performance Revenues (a)	(122,239)	(114,379)	(568,175)	644,937
Less: Unrealized Principal Investment (Income) Loss (b)	38,125	(160,702)	(404,851)	318,418
Less: Interest and Dividend Revenue (c)	(104,999)	(153,240)	(202,838)	(248,341)
Less: Other Revenue (d)	(19,541)	31,718	(64,288)	45,898
Impact of Consolidation (e)	(71,159)	(60,408)	(178,033)	(119,395)
Transaction-Related and Non-Recurring Items (f)	(377)	(7,461)	(826)	(2,673)
Intersegment Eliminations	275	667	671	1,354

Total Segment Revenue (g)	$2,516,466	$2,350,886	$5,065,869	$4,836,734

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Expenses
Total GAAP Expenses	$1,632,706	$1,475,310	$3,423,113	$2,664,655
Less: Unrealized Performance Allocations Compensation (h)	(101,680)	(54,155)	(282,580)	259,094
Less: Equity-Based Compensation (i)	(295,396)	(249,755)	(613,175)	(517,889)
Less: Interest Expense (j)	(108,424)	(107,130)	(216,064)	(211,339)
Impact of Consolidation (e)	(15,252)	(40,879)	(41,201)	(97,553)
Amortization of Intangibles (k)	(7,333)	(7,412)	(14,666)	(18,753)
Transaction-Related and Non-Recurring Items (f)	(5,339)	(9,689)	(57,985)	(13,522)
Administrative Fee Adjustment (l)	(2,465)	(2,413)	(4,942)	(4,860)
Intersegment Eliminations	275	667	671	1,354

Total Segment Expenses (m)	$1,097,092	$1,004,544	$2,193,171	$2,061,187

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Other Income
Total GAAP Other Income (Loss)	$44,934	$87,595	$27,167	$153,451
Impact of Consolidation (e)	(44,934)	(87,595)	(27,167)	(153,451)

Total Segment Other Income	$—	$—	$—	$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$1,208,609	$1,426,976	$3,088,263	$1,685,332
Less: Unrealized Performance Revenues (a)	(122,239)	(114,379)	(568,175)	644,937
Less: Unrealized Principal Investment (Income) Loss (b)	38,125	(160,702)	(404,851)	318,418
Less: Interest and Dividend Revenue (c)	(104,999)	(153,240)	(202,838)	(248,341)
Less: Other Revenue (d)	(19,541)	31,718	(64,288)	45,898
Plus: Unrealized Performance Allocations Compensation (h)	101,680	54,155	282,580	(259,094)
Plus: Equity-Based Compensation (i)	295,396	249,755	613,175	517,889
Plus: Interest Expense (j)	108,424	107,130	216,064	211,339
Impact of Consolidation (e)	(100,841)	(107,124)	(163,999)	(175,293)
Amortization of Intangibles (k)	7,333	7,412	14,666	18,753
Transaction-Related and Non-Recurring Items (f)	4,962	2,228	57,159	10,849
Administrative Fee Adjustment (l)	2,465	2,413	4,942	4,860

Total Segment Distributable Earnings	$1,419,374	$1,346,342	$2,872,698	$2,775,547

As of
June 30,
2024
Total Assets
Total GAAP Assets	$40,585,029
Impact of Consolidation (e)	(2,974,512)

Total Segment Assets	$37,610,517

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended June 30, 2024 and 2023, Other Revenue on a GAAP basis was $19.6 million and $(
31.7
) million, and included $19.5 million and $(32.0) million of foreign exchange gains (losses), respectively. For the six months ended June 30, 2024 and 2023, Other Revenue on a GAAP basis was $64.5 million and $(45.8) million, and included $64.1 million and $(46.7) million of foreign exchange gains (losses), respectively.

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
Non-Recurring
Items, which are excluded from Blackstone’s segment presentation. Transaction-Related and
Non-Recurring
Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring
gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains or losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring
gains, losses or other charges that affect
period-to-period
comparability and are not reflective of Blackstone’s operational performance. For the six months ended June 30, 2024, this adjustment includes removal of an accrual for an estimated liability for a legal matter.

(g)	Total Segment Revenues is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total Segment Management and Advisory Fees, Net	$1,779,938	$1,703,186	$3,487,509	$3,355,573
Total Segment Fee Related Performance Revenues	177,067	266,738	472,568	414,982
Total Segment Realized Performance Revenues	542,889	388,423	1,079,282	1,029,949
Total Segment Realized Principal Investment Income (Loss)	16,572	(7,461)	26,510	36,230

Total Segment Revenues	$2,516,466	$2,350,886	$5,065,869	$4,836,734

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Total Segment Fee Related Compensation	$552,913	$568,808	$1,106,990	$1,077,779
Total Segment Realized Performance Compensation	251,057	178,370	504,081	474,394
Total Segment Other Operating Expenses	293,122	257,366	582,100	509,014

Total Segment Expenses	$1,097,092	$1,004,544	$2,193,171	$2,061,187

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Management and Advisory Fees, Net
GAAP	$1,787,313	$1,709,370	$3,514,461	$3,367,685
Segment Adjustment (a)	(7,375)	(6,184)	(26,952)	(12,112)

Total Segment	$1,779,938	$1,703,186	$3,487,509	$3,355,573

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$188,299	$153,077	$367,640	$295,953
Investment Income - Realized Performance Allocations	531,641	502,084	1,184,158	1,148,978

GAAP	719,940	655,161	1,551,798	1,444,931
Total Segment
Less: Realized Performance Revenues	(542,889)	(388,423)	(1,079,282)	(1,029,949)
Segment Adjustment (b)	16	—	52	—

Total Segment	$177,067	$266,738	$472,568	$414,982

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$766,647	$737,017	$1,561,450	$1,453,302
Incentive Fee Compensation	77,139	64,227	150,846	127,508
Realized Performance Allocations Compensation	260,736	205,196	519,630	501,990

GAAP	1,104,522	1,006,440	2,231,926	2,082,800
Total Segment
Less: Realized Performance Compensation	(251,057)	(178,370)	(504,081)	(474,394)
Less: Equity-Based Compensation - Fee Related Compensation	(291,540)	(246,445)	(604,940)	(511,599)
Less: Equity-Based Compensation - Performance Compensation	(3,856)	(3,310)	(8,235)	(6,290)
Segment Adjustment (c)	(5,156)	(9,507)	(7,680)	(12,738)

Total Segment	$552,913	$568,808	$1,106,990	$1,077,779

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$311,928	$275,034	$681,878	$548,428
Segment Adjustment (d)	(18,806)	(17,668)	(99,778)	(39,414)

Total Segment	$293,122	$257,366	$582,100	$509,014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Realized Performance Revenues
GAAP
Incentive Fees	$188,299	$153,077	$367,640	$295,953
Investment Income - Realized Performance Allocations	531,641	502,084	1,184,158	1,148,978

GAAP	719,940	655,161	1,551,798	1,444,931
Total Segment
Less: Fee Related Performance Revenues	(177,067)	(266,738)	(472,568)	(414,982)
Segment Adjustment (b)	16	—	52	—

Total Segment	$542,889	$388,423	$1,079,282	$1,029,949

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$77,139	$64,227	$150,846	$127,508
Realized Performance Allocation Compensation	260,736	205,196	519,630	501,990

GAAP	337,875	269,423	670,476	629,498
Total Segment
Less: Fee Related Performance Compensation (e)	(82,962)	(87,743)	(158,160)	(148,814)
Less: Equity-Based Compensation - Performance Compensation	(3,856)	(3,310)	(8,235)	(6,290)

Total Segment	$251,057	$178,370	$504,081	$474,394

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024		2023	2024	2023
Realized Principal Investment Income
GAAP		$74,045	$54,835	$152,642	$162,893
Segment Adjustment (f)		(57,473)	(62,296)	(126,132)	(126,663)
	$
Total Segment		$16,572	$(7,461)	$26,510	$36,230

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
(d)
Represents the (1) removal of Transaction-Related and
Non-Recurring
Items that are not recorded in the Total Segment measures, (2) removal of certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures, and (3) a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation. For the six months ended June 30, 2024, this adjustment includes removal of an accrual for an estimated liability for a legal matter.

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
There have been no events since June 30, 2024 that require recognition or disclosure in the
Condensed
Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	June 30, 2024
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$2,381,436	$—	$—	$2,381,436
Cash Held by Blackstone Funds and Other	—	219,393	—	219,393
Investments	23,640,561	3,621,676	(835,948)	26,426,289
Accounts Receivable	242,776	4,762	—	247,538
Due from Affiliates	4,908,200	10,629	(50,760)	4,868,069
Intangible Assets, Net	183,246	—	—	183,246
Goodwill	1,890,202	—	—	1,890,202
Other Assets	1,078,640	4,760	—	1,083,400
Right-of-Use Assets	995,524	—	—	995,524
Deferred Tax Assets	2,289,932	—	—	2,289,932

Total Assets	$37,610,517	$3,861,220	$(886,708)	$40,585,029

Liabilities and Equity
Loans Payable	$10,557,872	$130,321	$—	$10,688,193
Due to Affiliates	2,214,705	202,335	(52,941)	2,364,099
Accrued Compensation and Benefits	5,703,156	—	—	5,703,156
Operating Lease Liabilities	1,142,317	—	—	1,142,317
Accounts Payable, Accrued Expenses and Other Liabilities	1,958,199	54,770	—	2,012,969

Total Liabilities	21,576,249	387,426	(52,941)	21,910,734

Redeemable Non-Controlling Interests in Consolidated Entities	9	888,859	—	888,868

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	6,260,619	824,526	(824,526)	6,260,619
Retained Earnings	607,564	9,241	(9,241)	607,564
Accumulated Other Comprehensive Income (Loss)	(36,151)	1,534	—	(34,617)
Non-Controlling Interests in Consolidated Entities	3,932,972	1,749,634	—	5,682,606
Non-Controlling Interests in Blackstone Holdings	5,269,248	—	—	5,269,248

Total Equity	16,034,259	2,584,935	(833,767)	17,785,427

Total Liabilities and Equity	$37,610,517	$3,861,220	$(886,708)	$40,585,029

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
Blackstone Annex Onshore Fund L.P.
Blackstone Horizon Fund L.P.

BTD CP Holdings LP
Blackstone Dislocation Fund L.P.
Blackstone European Property Income Fund (Master) FCP*
Blackstone European Property Income Fund SICAV*
BEPIF (Aggregator) SCSp
BX Shipston SCSp
Blackstone Private Equity Strategies Fund L.P.**
Blackstone Private Equity Strategies Fund SICAV**
Blackstone Private Equity Strategies Fund (Master) FCP**
Clover Credit Partners CLO III, Ltd.
Bayswater Park CLO, LTD.**
Peebles Park CLO, LTD.**
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
Multi-Asset Investing
side-by-side
investment vehicles.
* Consolidated as of June 30, 2024 only
**Consolidated as of December 31, 2023 only
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
Our Blackstone Real Estate Debt Strategies (“BREDS”) platform primarily targets real estate-related debt investment opportunities. BREDS invests in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending options for our borrowers and investment options for our investors, including commercial real estate and mezzanine loans, residential mortgage loan pools and liquid real estate-related debt securities. The BREDS platform includes high-yield real estate debt funds, liquid real estate debt funds, capital managed on behalf of our Credit & Insurance segment’s insurance platform and Blackstone Mortgage Trust, Inc. (“BXMT”), a NYSE-listed real estate investment trust (“REIT”).
Private Equity
Our Private Equity segment includes our Corporate Private Equity business, which consists of: (a) our global private equity funds, Blackstone Capital Partners (“BCP”), (b) our sector-focused funds, including our energy- and energy transition-focused funds, Blackstone Energy Transition Partners (“BETP”), (c) our Asia-focused private equity funds, Blackstone Capital Partners Asia and (d) our core private equity funds, Blackstone Core Equity Partners (“BCEP”). Our Private Equity segment also includes (a) our opportunistic investment platform that invests flexibly across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary funds business, Strategic Partners Fund Solutions (“Strategic Partners”), and our business that targets minority investments in the general partners of private equity and other private market alternative asset management firms (“GP Stakes”) as “Secondaries”, (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), (d) our life sciences investment platform, Blackstone Life Sciences (“BXLS”), (e) our growth equity investment platform, Blackstone Growth (“BXG”), (f) our investment platform offering eligible individual investors access to Blackstone’s private equity capabilities, the Blackstone Private Equity Strategies Fund Program (“BXPE Fund Program”), (g) our multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (h) our capital markets services business, Blackstone Capital Markets (“BXCM”).
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
Secondaries is comprised of our Strategic Partners and GP Stakes businesses. Strategic Partners is a total fund solutions provider. As a secondary investor, it acquires interests in high-quality private funds from original holders seeking liquidity. Strategic Partners focuses on a range of opportunities in underlying funds such as private equity, real estate, infrastructure, venture and growth capital, credit and other types of funds, as well as general partnerled transactions and primary investments and co-investments
with financial sponsors. Strategic Partners also provides investment advisory services to separately managed account clients investing in primary and secondary investments in private funds and co-investments.
Effective the second quarter of 2024, our GP Stakes business moved from our Multi-Asset Investment segment to our Private Equity segment. GP Stakes targets minority investments in the general partners of private equity and other private market alternative asset management firms globally, with a focus on delivering a combination of recurring annual cash flow yield and long-term capital appreciation.
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
Multi-Asset Investing
Effective the first quarter of 2024, our Hedge Fund Solutions segment was renamed “Multi-Asset Investing.” Our Multi-Asset Investing segment seeks to grow investors’ assets through investment strategies designed to deliver, primarily through the public markets, compelling risk-adjusted returns. Blackstone Multi-Asset Investing (“BXMA”) is the world’s largest discretionary allocator to hedge funds. BXMA is organized into two primary platforms: Absolute Return and Multi-Strategy. Absolute Return is designed to pursue consistent, efficient and diversifying returns across multiple market environments. Absolute Return manages a broad range of commingled and customized fund solutions, a seeding business and registered funds that provide alternative asset solutions through daily liquidity products. Multi-Strategy aims to generate strong risk-adjusted returns through opportunistic, asset-class agnostic investing, including structured risk transfer and equity capital markets strategies. Effective the second quarter of 2024, our Multi-Asset Investing segment also includes a platform managed by Harvest Fund Advisors LLC (“Harvest”), which was previously part of the Credit & Insurance segment. Harvest primarily invests in publicly traded energy infrastructure, renewables and master limited partnerships holding midstream energy assets in North America.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
In the second quarter of 2024, most major equity markets appreciated. The total return of the S&P 500 index was 4.3%, led by the information technology and telecom sectors, which increased 13.8% and 9.4%, respectively. The materials and industrials sectors underperformed, down 4.5% and 2.9%, respectively. Equity market volatility declined, with the CBOE Volatility Index down 4%. Credit markets appreciated as well, with the S&P leveraged loan index up 1.9% and the Credit Suisse high yield bond index up 1%. High yield spreads widened 16 basis points sequentially from the first quarter, while issuance increased 47% compared to the second quarter of 2023.
In the U.S., inflation continued to show signs of moderating in the second quarter, with the June CPI down sharply from a prior peak of 9.1% in June 2022 and from 3.5% in March 2024. Despite some economists encouraging a reduction in rates, the Federal Reserve held the federal funds target range steady in July 2024. However, the Federal Reserve also indicated that, subject to various economic factors, a reduction in rates could be possible as soon as September 2024. The ten-year
U.S. Treasury yield increased 20 basis points to 4.40%, but subsequently fell post-quarter end to below 4.00% on August 1, 2024. Meanwhile, short-term yields remained stable, as the three-month SOFR increased just 2 basis points to 5.32% and declined slightly post-quarter end to 5.25% as of July 29, 2024.

Despite showing signs of slowing early in 2024, the U.S. economy demonstrated overall resilience in the second quarter, with the advance estimate of annualized GDP growth accelerating to 2.8%. The unemployment rate, however, reached 4.1% in June, and on a weaker than expected July jobs report, increased further to 4.3%, its highest level in nearly three years. Wages increased 3.9% year-over-year in June but down from 4.1% growth at the end of the first quarter. In manufacturing, the ISM Manufacturing PMI decreased from 50.3 to 48.5 quarter-over-quarter, signaling a modest contraction in the U.S. manufacturing sector. Retail sales of $704.3 billion were flat quarter-over-quarter.
With respect to U.S. capital market and mergers and acquisition activity levels in the second quarter, initial public offering volumes rose 62% year-over-year from muted levels in the second quarter of 2023, while announced merger and acquisition deal volumes were down 1% over the same period.
Outside of the U.S., the European Central Bank began to ease monetary policy, lowering its deposit facility rate by 25 basis points in the second quarter to 3.75%. Eurozone inflation slowed to 2.5% year-over-year in June, compared to a peak of 10.6% in October of 2022 and 2.9% in December of 2023. Similarly, The People’s Bank of China cut its lending rate for one-year
medium term policy loans by 20 basis points to 2.3%, its largest reduction since the
COVID-19
pandemic, to bolster its slowing economy, among other rate reductions. By contrast, the Bank of Japan is expected to continue increasing interest rates in the second half of 2024, following the first increase in 17 years in March 2024, in order to combat inflation.
Economic consensus forecasts suggest a continued deceleration in global economic growth over time, which could lead to a further easing of financial conditions. Geopolitical turbulence
, including wars in the Middle East and Ukraine, as well as elections across the globe, add further uncertainty to the environment.

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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2024, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year. During the three and six months ended June 30, 2024, Realized Performance Compensation increased by $31.0 million and $56.0 million, respectively, and Fee Related Compensation decreased by $26.3 million and $42.5 million, respectively. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision for Taxes and Distributable Earnings in the three and six months ended June 30, 2024. These changes are not expected to impact Income Before Provision for Taxes and Distributable Earnings for the year ending December 31, 2024. Changes to Realized Performance Compensation and Fee Related Compensation had an impact on individual quarters in 2023 but did not impact Income Before Provision for Taxes and Distributable Earnings for the year ended December 31, 2023.
Effective for the three months ended June 30, 2024, GP Stakes is included in our Private Equity segment and Harvest is included in our Multi-Asset Investing segment. Previously, GP Stakes and Harvest were included in our Multi-Asset Investing and Credit & Insurance segments, respectively. All prior periods have been recast to reflect this reclassification.
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

Our carry funds are commitment-based drawdown structured funds that do not permit investors to redeem their interests at their election. Our funds of hedge funds, hedge funds, funds structured like hedge funds and other open-ended funds in our Real Estate, Credit & Insurance and Multi-Asset Investing segments generally have structures that afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually, quarterly or monthly), typically with 2 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. In our Perpetual Capital vehicles where redemption rights exist, Blackstone has the ability to fulfill redemption requests only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, or (b) to the extent there is sufficient new capital. Investment advisory agreements related to certain separately managed accounts in our Credit & Insurance and Multi-Asset Investing segments, excluding separately managed accounts in our insurance platform, may generally be terminated by an investor on 30 to 95 days’ notice. Separately managed accounts in our insurance platform can generally only be terminated for long-term underperformance, cause and certain other limited circumstances, in each case subject to Blackstone’s right to cure.
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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended				Six Months Ended
	June 30,		2024 vs. 2023		June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,787,313	$1,709,370	$77,943	5%	$3,514,461	$3,367,685	$146,776	4%

Incentive Fees	188,299	153,077	35,222	23%	367,640	295,953	71,687	24%

Investment Income (Loss)
Performance Allocations
Realized	531,641	502,084	29,557	6%	1,184,158	1,148,978	35,180	3%
Unrealized	122,229	114,395	7,834	7%	568,172	(644,817)	1,212,989	n/m
Principal Investments
Realized	74,045	54,835	19,210	35%	152,642	162,893	(10,251)	-6%
Unrealized	(31,776)	164,089	(195,865)	n/m	429,847	(327,328)	757,175	n/m

Total Investment Income (Loss)	696,139	835,403	(139,264)	-17%	2,334,819	339,726	1,995,093	587%

Interest and Dividend Revenue	104,999	148,505	(43,506)	-29%	202,838	238,990	(36,152)	-15%
Other	19,631	(31,664)	51,295	n/m	64,451	(45,818)	110,269	n/m

Total Revenues	2,796,381	2,814,691	(18,310)	-1%	6,484,209	4,196,536	2,287,673	55%

Expenses
Compensation and Benefits
Compensation	766,647	737,017	29,630	4%	1,561,450	1,453,302	108,148	7%
Incentive Fee Compensation	77,139	64,227	12,912	20%	150,846	127,508	23,338	18%
Performance Allocations Compensation
Realized	260,736	205,196	55,540	27%	519,630	501,990	17,640	4%
Unrealized	101,680	54,155	47,525	88%	282,580	(259,094)	541,674	n/m

Total Compensation and Benefits	1,206,202	1,060,595	145,607	14%	2,514,506	1,823,706	690,800	38%
General, Administrative and Other	311,928	275,034	36,894	13%	681,878	548,428	133,450	24%
Interest Expense	108,616	108,096	520	—	216,819	212,537	4,282	2%
Fund Expenses	5,960	31,585	(25,625)	-81%	9,910	79,984	(70,074)	-88%

Total Expenses	1,632,706	1,475,310	157,396	11%	3,423,113	2,664,655	758,458	28%

Other Income
Change in Tax Receivable Agreement Liability	—	7,095	(7,095)	-100%	—	1,887	(1,887)	-100%
Net Gains from Fund Investment Activities	44,934	80,500	(35,566)	-44%	27,167	151,564	(124,397)	-82%

Total Other Income	44,934	87,595	(42,661)	-49%	27,167	153,451	(126,284)	-82%

Income Before Provision for Taxes	1,208,609	1,426,976	(218,367)	-15%	3,088,263	1,685,332	1,402,931	83%
Provision for Taxes	260,246	223,269	36,977	17%	543,917	270,944	272,973	101%

Net Income	948,363	1,203,707	(255,344)	-21%	2,544,346	1,414,388	1,129,958	80%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	258	17,688	(17,430)	-99%	(39,411)	10,988	(50,399)	n/m
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	100,583	89,436	11,147	12%	203,410	164,305	39,105	24%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	403,108	495,309	(92,201)	-19%	1,088,547	552,009	536,538	97%

Net Income Attributable to Blackstone Inc.	$444,414	$601,274	$(156,860)	-26%	$1,291,800	$687,086	$604,714	88%

n/m  Not meaningful.

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
Revenues
Revenues were $2.8 billion for the three months ended June 30, 2024, a decrease of $18.3 million, compared to $2.8 billion for the three months ended June 30, 2023. The decrease in Revenues was primarily attributable to a decrease of $139.3 million in Investment Income (Loss), which was composed of a decrease of $188.0 million in Unrealized Investment Income (Loss) and an increase of $48.8 million in Realized Investment Income (Loss), partially offset by increases of $77.9 million in Management and Advisory Fees, Net and $51.3 million in Other Revenue.
The $188.0 million decrease in Unrealized Investment Income (Loss) was primarily attributable to lower unrealized appreciation of investments in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Principal drivers were:

•
A decrease of $167.3 million in our Real Estate segment, primarily attributable to unrealized depreciation of Blackstone’s investment in Core+ real estate in the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

•
A decrease of $40.5 million in our Private Equity segment, primarily attributable to lower unrealized appreciation of Blackstone’s investment in Corporate Private Equity in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Corporate Private Equity funds appreciated 2.0% in the three months ended June 30, 2024, compared to 3.5% appreciation in the three months ended June 30, 2023.

The $48.8 million increase in Realized Investment Income (Loss) was primarily attributable to higher realized gains in our Private Equity and Credit & Insurance segments, partially offset by lower realized gains in our Real Estate segment.
The $77.9 million increase in Management and Advisory Fees, Net was primarily due to an increase in our Credit & Insurance segment of $50.2 million. The increase in our Credit & Insurance segment was primarily due to increased growth in BCRED.
The $51.3 million increase in Other Revenue was primarily due to foreign exchange gains on our cross-currency swaps and our euro-denominated bonds.
Expenses
Expenses were $1.6 billion for the three months ended June 30, 2024, an increase of $157.4 million, compared to $1.5 billion for the three months ended June 30, 2023. The increase was primarily attributable to an increase of $145.6 million in Total Compensation and Benefits, of which $103.1 million was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the mix of unrealized compensation accruals and the increase in Performance Allocations Income.
Other Income
Other Income was $44.9 million for the three months ended June 30, 2024, a decrease of $42.7 million, compared to $87.6 million for the three months ended June 30, 2023. The decrease in Other Income was principally due to a decrease of $35.6 million in Net Gains from Fund Investment Activities.
The decrease in Net Gains from Fund Investment Activities was principally driven by decreases of $27.5 million and $14.8 million in our Private Equity and Real Estate segments, respectively. The decrease in our Private Equity segment was primarily due to the deconsolidation of a fund. The decrease in our Real Estate segment was primarily driven by unrealized depreciation of investments in our consolidated fund.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Revenues
Revenues were $6.5 billion for the six months ended June 30, 2024, an increase of $2.3 billion, compared to $4.2 billion for the six months ended June 30, 2023. The increase in Revenues was primarily attributable to an increase of $2.0 billion in Investment Income (Loss), which was primarily composed of an increase of $2.0 billion in Unrealized Investment Income (Loss).
The $2.0 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investments in the six months ended June 30, 2024 compared to net unrealized depreciation of investments in the six months ended June 30, 2023. Principal drivers were:

•
An increase of $924.3 million in our Credit & Insurance segment, primarily attributable to unrealized appreciation on the ownership of Corebridge common stock for the six months ended June 30, 2024, compared to unrealized depreciation of Corebridge common stock for the six months ended June 30, 2023.

•
An increase of $564.0 million in our Private Equity segment, primarily attributable to unrealized appreciation in BIP in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. BIP funds appreciated 11.1% in the six months ended June 30, 2024, compared to less than 0.1% appreciation in the six months ended June 30, 2023.

•
An increase of $371.4 million in our Real Estate segment, primarily attributable to lower unrealized depreciation of Blackstone’s investment in certain BREP and Core+ real estate funds in the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Expenses
Expenses were $3.4 billion for the six months ended June 30, 2024, an increase of $758.5 million, compared to $2.7 billion for the six months ended June 30, 2023. The increase was primarily attributable to an increase of $690.8 million in Total Compensation and Benefits, of which $559.3 million was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss), on which a portion of compensation is based.
Other Income
Other Income was $27.2 million for the six months ended June 30, 2024, a decrease of $126.3 million, compared to $153.5 million for the six months ended June 30, 2023. The decrease in Other Income was principally due to a decrease of $124.4 million in Net Gains from Fund Investment Activities.
The decrease in Net Gains from Fund Investment Activities was driven by a decrease of $70.3 million in our Private Equity segment primarily due to the deconsolidation of a fund and a decrease of $54.2 million in our Real Estate segment primarily due to unrealized depreciation of investments in our consolidated funds.
Provision for Taxes
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Blackstone’s Provision for Taxes for the three months ended June 30, 2024 was $260.2 million, an increase of $37.0 million, compared to $223.3 million for the three months ended June 30, 2023. This resulted in an effective tax rate of 21.5% and 15.6%, based on our Income Before Provision for Taxes of $1.2 billion and $1.4 billion for the three months ended June 30, 2024 and 2023, respectively.

The increase in Blackstone’s effective tax rate for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, relates primarily to the deferred tax impact of Blackstone’s investment in its operating partnerships.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Blackstone’s Provision for Taxes for the six months ended June 30, 2024 was $543.9 million, an increase of $273.0 million, compared to $270.9 million for the six months ended June 30, 2023. This resulted in an effective tax rate of 17.6% and 16.1%, based on our Income Before Provision for Taxes of $3.1 billion and $1.7 billion for the six months ended June 30, 2024 and 2023, respectively.
The increase in Blackstone’s effective tax rate for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, relates primarily to the impact of
Non-Controlling
Interests in Consolidated Entities and the deferred tax impact of Blackstone’s investment in its operating partnerships.
Blackstone had a corporate alternative minimum tax (“CAMT”) liability for the six months ended June 30, 2024 as calculated pursuant to the Inflation Reduction Act. Blackstone will continue to assess the overall impact to its Provision for Taxes upon the issuance of applicable additional guidance by the U.S. Treasury Department related to interpretations of CAMT. For the six months ended June 30, 2024, there is no meaningful CAMT impact reflected in the Provision for Taxes given current year tax payments made under CAMT are permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit.
Additional information regarding our income taxes can be found in Note 12. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Non-Controlling
Interests in Consolidated Entities
The Net Income (Loss) Attributable to Redeemable
Non-Controlling
Interests in Consolidated Entities and Net Income Attributable to
Non-Controlling
Interests in Consolidated Entities is attributable to the consolidated Blackstone Funds. The amounts of these items vary directly with the performance of the consolidated Blackstone Funds and largely eliminate the amount of Other Income – Net Gains from Fund Investment Activities from the Net Income Attributable to Blackstone Inc.
Net Income Attributable to
Non-Controlling
Interests in Blackstone Holdings is derived from the Income Before Provision for Taxes at the Blackstone Holdings level, excluding the Net Gains from Fund Investment Activities and the percentage allocation of the income between Blackstone personnel and others who are limited partners of Blackstone Holdings and Blackstone after considering any contractual arrangements that govern the allocation of income such as fees allocable to Blackstone.
For the three months ended June 30, 2024 and 2023, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 38.7% and 39.3%, respectively. For the six months ended June 30, 2024 and 2023, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 38.8% and 39.4%, respectively. The respective decreases of 0.6% and 0.6% were primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.

Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the
Fee-Earning
Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2024 and 2023. For a description of how Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management.”

Assets Under Management
(Dollars in Billions)
Fee-Earning
$762.6
$781.4
$808.7
$298.9
$301.6
$299.1
$177.0
$179.4
$200.5
$218.2
$229.4
$237.3
$68.5
$71.1
$71.8
4Q'23
1Q'24
2Q'24
Total
$1,040.2
$1,061.3
$1,076.4
$336.9
$339.3
$336.1
$314.4
$320.8
$330.6
$312.7
$322.5
$330.1
$76.2
$78.6
$79.6
4Q'23
1Q'24
2Q'24
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing

Note:	Totals may not add due to rounding.

	Three Months Ended
	June 30, 2024					June 30, 2023
		Private	Credit &	Multi-Asset			Private	Credit &	Multi-Asset
	Real Estate	Equity	Insurance	Investing	Total	Real Estate	Equity	Insurance	Investing	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$301,583,557	$179,353,534	$229,350,998	$71,109,466	$781,397,555	$287,497,306	$174,370,064	$201,021,682	$69,084,357	$731,973,409
Inflows (a)	6,743,781	26,997,642	16,888,845	2,412,452	53,042,720	7,114,584	1,389,341	8,269,360	1,216,662	17,989,947
Outflows (b)	(3,636,256)	(4,111,831)	(2,431,726)	(2,500,080)	(12,679,893)	(3,832,186)	(121,344)	(4,045,462)	(3,004,752)	(11,003,744)

Net Inflows (Outflows)	3,107,525	22,885,811	14,457,119	(87,628)	40,362,827	3,282,398	1,267,997	4,223,898	(1,788,090)	6,986,203
Realizations (c)	(5,500,752)	(2,619,517)	(7,725,121)	(629,639)	(16,475,029)	(5,458,381)	(2,525,613)	(3,442,775)	(938,798)	(12,365,567)
Market Activity (d)(g)	(124,078)	866,912	1,202,550	1,426,064	3,371,448	2,234,918	624,193	991,885	700,024	4,551,020

Balance, End of Period (e)	$299,066,252	$200,486,740	$237,285,546	$71,818,263	$808,656,801	$287,556,241	$173,736,641	$202,794,690	$67,057,493	$731,145,065

Increase (Decrease)	$(2,517,305)	$21,133,206	$7,934,548	$708,797	$27,259,246	$58,935	$(633,423)	$1,773,008	$(2,026,864)	$(828,344)
Increase (Decrease)	-1%	12%	3%	1%	3%	—	—	1%	-3%	—

	Six Months Ended
	June 30, 2024					June 30, 2023
		Private	Credit &	Multi-Asset			Private	Credit &	Multi-Asset
	Real Estate	Equity	Insurance	Investing	Total	Real Estate	Equity	Insurance	Investing	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$298,889,475	$176,997,265	$218,188,936	$68,532,226	$762,607,902	$281,967,153	$175,990,967	$192,535,693	$67,893,075	$718,386,888
Inflows (a)	15,769,963	29,346,774	33,114,121	3,857,998	82,088,856	22,830,301	3,242,782	20,555,980	3,328,232	49,957,295
Outflows (b)	(6,810,844)	(4,329,360)	(4,421,275)	(3,918,290)	(19,479,769)	(7,573,910)	(265,978)	(7,585,006)	(4,706,240)	(20,131,134)

Net Inflows (Outflows)	8,959,119	25,017,414	28,692,846	(60,292)	62,609,087	15,256,391	2,976,804	12,970,974	(1,378,008)	29,826,161
Realizations (c)	(9,604,276)	(4,135,653)	(11,708,041)	(1,009,436)	(26,457,406)	(9,952,326)	(5,521,660)	(6,627,064)	(1,258,573)	(23,359,623)
Market Activity (d)(h)	821,934	2,607,714	2,111,805	4,355,765	9,897,218	285,023	290,530	3,915,087	1,800,999	6,291,639

Balance, End of Period (e)	$299,066,252	$200,486,740	$237,285,546	$71,818,263	$808,656,801	$287,556,241	$173,736,641	$202,794,690	$67,057,493	$731,145,065

Increase (Decrease)	$176,777	$23,489,475	$19,096,610	$3,286,037	$46,048,899	$5,589,088	$(2,254,326)	$10,258,997	$(835,582)	$12,758,177
Increase (Decrease)	—	13%	9%	5%	6%	2%	-1%	5%	-1%	2%
Annualized Base Management Fee Rate (f)	0.92%	1.02%	0.65%	0.66%	0.84%	0.99%	1.08%	0.65%	0.70%	0.89%

	Three Months Ended
	June 30, 2024					June 30, 2023
		Private	Credit &	Multi-Asset			Private	Credit &	Multi-Asset
	Real Estate	Equity	Insurance	Investing	Total	Real Estate	Equity	Insurance	Investing	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$339,332,420	$320,809,532	$322,525,630	$78,595,166	$1,061,262,748	$331,797,338	$298,100,332	$285,120,725	$76,275,201	$991,293,596
Inflows (a)	5,922,807	12,102,058	18,647,797	2,704,128	39,376,790	7,890,788	8,637,945	12,168,752	1,417,717	30,115,202
Outflows (b)	(3,637,266)	(889,467)	(4,724,607)	(2,606,805)	(11,858,145)	(3,897,907)	(524,954)	(5,420,327)	(3,052,056)	(12,895,244)

Net Inflows (Outflows)	2,285,541	11,212,591	13,923,190	97,323	27,518,645	3,992,881	8,112,991	6,748,425	(1,634,339)	17,219,958
Realizations (c)	(5,454,439)	(7,822,794)	(9,518,399)	(664,469)	(23,460,101)	(5,542,607)	(5,123,538)	(5,533,339)	(978,691)	(17,178,175)
Market Activity (d)(i)	(63,251)	6,390,257	3,186,783	1,536,730	11,050,519	2,993,902	4,187,945	2,074,806	763,927	10,020,580

Balance, End of Period (e)	$336,100,271	$330,589,586	$330,117,204	$79,564,750	$1,076,371,811	$333,241,514	$305,277,730	$288,410,617	$74,426,098	$1,001,355,959

Increase (Decrease)	$(3,232,149)	$9,780,054	$7,591,574	$969,584	$15,109,063	$1,444,176	$7,177,398	$3,289,892	$(1,849,103)	$10,062,363
Increase (Decrease)	-1%	3%	2%	1%	1%	—	2%	1%	-2%	1%

	Six Months Ended
	June 30, 2024					June 30, 2023
		Private	Credit &	Multi-Asset			Private	Credit &	Multi-Asset
	Real Estate	Equity	Insurance	Investing	Total	Real Estate	Equity	Insurance	Investing	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$336,940,096	$314,391,397	$312,674,037	$76,186,917	$1,040,192,447	$326,146,904	$299,850,659	$273,746,559	$74,928,955	$974,673,077
Inflows (a)	14,012,025	19,466,407	35,629,310	4,310,561	73,418,303	24,936,717	13,214,108	28,608,971	3,715,100	70,474,896
Outflows (b)	(6,870,466)	(2,694,809)	(8,928,097)	(4,446,832)	(22,940,204)	(7,926,454)	(1,157,422)	(9,852,441)	(4,773,702)	(23,710,019)

Net Inflows (Outflows)	7,141,559	16,771,598	26,701,213	(136,271)	50,478,099	17,010,263	12,056,686	18,756,530	(1,058,602)	46,764,877
Realizations (c)	(9,301,630)	(13,109,405)	(14,989,215)	(1,104,963)	(38,505,213)	(9,966,288)	(13,801,736)	(10,039,137)	(1,322,850)	(35,130,011)
Market Activity (d)(j)	1,320,246	12,535,996	5,731,169	4,619,067	24,206,478	50,635	7,172,121	5,946,665	1,878,595	15,048,016

Balance, End of Period (e)	$336,100,271	$330,589,586	$330,117,204	$79,564,750	$1,076,371,811	$333,241,514	$305,277,730	$288,410,617	$74,426,098	$1,001,355,959

Increase (Decrease)	$(839,825)	$16,198,189	$17,443,167	$3,377,833	$36,179,364	$7,094,610	$5,427,071	$14,664,058	$(502,857)	$26,682,882
Increase (Decrease)	—	5%	6%	4%	3%	2%	2%	5%	-1%	3%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period.

(g)
For the three months ended June 30, 2024, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(315.3) million, $(45.4) million, $(84.6) million, $(13.8) million and $(459.0) million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended June 30, 2023, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $366.2 million, $29.0 million, $414.7 million, $(127.6) million and $682.2 million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(h)
For the six months ended June 30, 2024, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $(1.5) billion, $(136.7) million, $(459.5) million, $(302.1) million and $(2.4) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the six months ended June 30, 2023, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $1.0 billion, $55.2 million, $729.3 million, $(238.6) million and $1.6 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(i)
For the three months ended June 30, 2024, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(404.5) million, $(119.9) million, $(41.8) million, $(14.5) million and $(580.7) million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended June 30, 2023, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $444.2 million, $155.3 million, $437.9 million, $(127.6) million and $909.9 million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(j)
For the six months ended June 30, 2024, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(2.3) billion, $(844.0) million, $(434.2) million, $(301.6) million and $(3.9) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the six months ended June 30, 2023, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $1.3 billion, $848.8 million, $824.2 million, $(230.8) million and $2.7 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $808.7 billion at June 30, 2024, an increase of $27.3 billion compared to $781.4 billion at March 31, 2024. The net increase was due to:

•
In our Real Estate segment, a decrease of $2.5 billion from $301.6 billion at March 31, 2024 to $299.1 billion at June 30, 2024. The net decrease was due to realizations of $5.5 billion, outflows of $3.6 billion and market depreciation of $124.1 million, offset by inflows of $6.7 billion.

o	Realizations were driven by $2.7 billion from BREDS, $1.4 billion from BREIT and $1.0 billion from BPP and co-investment.
o	Outflows were driven by $3.3 billion from BREIT.
o
Market depreciation was driven by depreciation of $390.5 million from BPP and co-investment
(which reflected $212.5 million of foreign exchange depreciation) and $82.3 million from BREP and co-investment
(which reflected $99.3 million of foreign exchange depreciation), partially offset by appreciation of $238.6 million from BREIT (which reflected $4.0 million of foreign exchange depreciation) and $113.1 million from BREDS (which reflected $1.6 million of foreign exchange appreciation).

o	Inflows were driven by $2.6 billion from BREDS, $1.9 billion from BREIT and $1.3 billion from BREP and co-investment.

•
In our Private Equity segment, an increase of $21.1 billion from $179.4 billion at March 31, 2024 to $200.5 billion at June 30, 2024. The net increase was due to inflows of $27.0 billion and market appreciation of $866.9 million, offset by outflows of $4.1 billion and realizations of $2.6 billion.

o	Inflows were driven by $23.3 billion from Corporate Private Equity.
o
Market appreciation was driven by appreciation of $1.7 billion from BIP (which reflected $45.2 million of foreign exchange depreciation), partially offset by depreciation of $876.2 million from Secondaries.

o	Outflows were driven by $3.4 billion from Corporate Private Equity.
o	Realizations were driven by $1.0 billion from Corporate Private Equity and $1.0 billion from Secondaries.

•
In our Credit & Insurance segment, an increase of $7.9 billion from $229.4 billion at March 31, 2024 to $237.3 billion at June 30, 2024. The net increase was due to inflows of $16.9 billion and market appreciation of $1.2 billion, offset by realizations of $7.7 billion and outflows of $2.4 billion.

o	Inflows were driven by $7.1 billion from direct lending, $5.5 billion from liquid corporate credit and $2.5 billion from infrastructure and asset based credit strategies.
o	Market appreciation was driven by appreciation of $1.1 billion from direct lending (which reflected $20.5 million of foreign exchange depreciation).
o	Realizations were driven by $3.5 billion from liquid corporate credit and $2.2 billion from direct lending.
o	Outflows were driven by $1.7 billion from liquid corporate credit.

•
In our Multi-Asset Investing segment, an increase of $708.8 million from $71.1 billion at March 31, 2024 to $71.8 billion at June 30, 2024. The net increase was due to inflows of $2.4 billion and market appreciation of $1.4 billion, offset by outflows of $2.5 billion and realizations of $629.6 million.

o	Inflows were driven by $1.7 billion from Absolute Return and $716.3 million from Multi-Strategy.
o
Market appreciation was driven by appreciation of $855.6 million from Absolute Return (which reflected $2.5 million of foreign exchange depreciation), $403.4 million from Harvest (which reflected $0.1 million of foreign exchange depreciation) and $167.1 million from Multi-Strategy (which reflected $11.2 million of foreign exchange depreciation).

o	Outflows were driven by $2.2 billion from Absolute Return, $195.3 million from Multi Strategy and $146.1 million from Harvest.
o	Realizations were driven by $340.4 million from Multi-Strategy, $214.4 million from Absolute Return and $74.9 million from Harvest.
Fee-Earning
Assets Under Management were $808.7 billion at June 30, 2024, an increase of $46.0 billion compared to $762.6 billion at December 31, 2023. The net increase was due to:

•
In our Real Estate segment, an increase of $176.8 million from $298.9 billion at December 31, 2023 to $299.1 billion at June 30, 2024. The net increase was due to inflows of $15.8 billion and market appreciation of $821.9 million, offset by realizations of $9.6 billion and outflows of $6.8 billion.

o	Inflows were driven by $6.1 billion from BREDS, $3.8 billion from BREIT and $3.8 billion from BREP and co-investment.
o
Market appreciation was driven by appreciation of $1.3 billion from BREIT (which reflected $57.3 million of foreign exchange depreciation), partially offset by depreciation of $721.6 million from BPP and co-investment
(which reflected $1.1 billion of foreign exchange depreciation).

o	Realizations were driven by $4.4 billion from BREDS, $2.9 billion from BREIT and $1.7 billion from BPP and co-investment.
o	Outflows were driven by $6.2 billion from BREIT.

•
In our Private Equity segment, an increase of $23.5 billion from $177.0 billion at December 31, 2023 to $200.5 billion at June 30, 2024. The net increase was due to inflows of $29.3 billion and market appreciation of $2.6 billion, offset by outflows of $4.3 billion and realizations of $4.1 billion.

o	Inflows were driven by $23.6 billion from Corporate Private Equity.
o
Market appreciation was driven by appreciation of $2.8 billion from BIP (which reflected $141.1 million of foreign exchange depreciation), partially offset by depreciation of $270.7 million from Secondaries.

o	Outflows were driven by $3.4 billion from Corporate Private Equity.
o	Realizations were driven by $1.5 billion from Corporate Private Equity, $1.4 billion from Secondaries and $1.0 billion from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $19.1 billion from $218.2 billion at December 31, 2023 to $237.3 billion at June 30, 2024. The net increase was due to inflows of $33.1 billion and market appreciation of $2.1 billion, offset by realizations of $11.7 billion and outflows of $4.4 billion.

o	Inflows were driven by $12.6 billion from direct lending, $10.6 billion from liquid corporate credit and $7.9 billion from infrastructure and asset based credit strategies.
o
Market appreciation was driven by appreciation of $2.1 billion from direct lending (which reflected $143.7 million of foreign exchange depreciation), partially offset by depreciation of $62.6 million from liquid corporate credit (which reflected $315.8 million of foreign exchange depreciation).

o	Realizations were driven by $5.2 billion from liquid corporate credit and $3.5 billion from direct lending.
o	Outflows were driven by $2.3 billion from liquid corporate credit and $1.5 billion from direct lending.

•
In our Multi-Asset Investing segment, an increase of $3.3 billion from $68.5 billion at December 31, 2023 to $71.8 billion at June 30, 2024. The net increase was due to market appreciation of $4.4 billion and inflows of $3.9 billion, offset by outflows of $3.9 billion and realizations of $1.0 billion.

o
Market appreciation was driven by appreciation of $2.7 billion from Absolute Return (which reflected $307.1 million of foreign exchange depreciation), $1.2 billion from Harvest (which reflected $0.2 million of foreign exchange depreciation) and $427.0 million from Multi-Strategy (which reflected $5.2 million of foreign exchange appreciation).

o	Inflows were driven by $2.9 billion from Absolute Return, $758.6 million from Multi-Strategy and $229.9 million from Harvest.
o	Outflows were driven by $3.3 billion from Absolute Return, $316.5 million from Multi-Strategy and $277.0 million from Harvest.
o	Realizations were driven by $601.1 million from Multi-Strategy, $277.8 million from Absolute Return and $130.5 million from Harvest.
Total Assets Under Management
Total Assets Under Management were $1,076.4 billion at June 30, 2024, an increase of $15.1 billion compared to $1,061.3 billion at March 31, 2024. The net increase was due to:

•
In our Real Estate segment, a decrease of $3.2 billion from $339.3 billion at March 31, 2024 to $336.1 billion at June 30, 2024. The net decrease was due to realizations of $5.5 billion, outflows of $3.6 billion and market depreciation of $63.3 million, offset by inflows of $5.9 billion.

o	Realizations were driven by $2.4 billion from BREDS, $1.4 billion from BREIT and $1.0 billion from BPP and co-investment.
o	Outflows were driven by $3.3 billion from BREIT.
o
Market depreciation was driven by depreciation of $476.6 million from BPP and co-investment
(which reflected $204.8 million of foreign exchange depreciation), partially offset by appreciation of $238.6 million from BREIT (which reflected $4.0 million of foreign exchange depreciation) and $177.7 million from BREDS (which reflected $16.7 million of foreign exchange appreciation).

o	Inflows were driven by $2.6 billion from BREDS, $1.9 billion from BREIT and $670.8 million from BPP and co-investment.

•
In our Private Equity segment, an increase of $9.8 billion from $320.8 billion at March 31, 2024 to $330.6 billion at June 30, 2024. The net increase was due to inflows of $12.1 billion and market appreciation of $6.4 billion, offset by realizations of $7.8 billion and outflows of $889.5 million.

o	Inflows were driven by $4.9 billion from Corporate Private Equity, $2.9 billion from BIP and $2.3 billion from Secondaries.
o
Market appreciation was driven by appreciation of $2.1 billion from BIP (which reflected $65.9 million of foreign exchange depreciation), $1.9 billion from Corporate Private Equity (which reflected $3.6 million of foreign exchange depreciation) and $1.4 billion from Secondaries (which reflected $7.6 million of foreign exchange appreciation).

o	Realizations were driven by $4.2 billion from Corporate Private Equity and $2.5 billion from Secondaries.
o	Outflows were driven by $261.0 million from Secondaries, $253.3 million from Tactical Opportunities and $158.2 million from BIP.

•
In our Credit & Insurance segment, an increase of $7.6 billion from $322.5 billion at March 31, 2024 to $330.1 billion at June 30, 2024. The net increase was due to inflows of $18.6 billion and market appreciation of $3.2 billion, offset by realizations of $9.5 billion and outflows of $4.7 billion.

o	Inflows were driven by $8.3 billion from direct lending, $5.2 billion from liquid corporate credit and $2.5 billion from infrastructure and asset based credit strategies.
o
Market appreciation was driven by appreciation of $1.6 billion from direct lending (which reflected $15.4 million of foreign exchange depreciation), $624.3 million from the insurance platform and $553.0 million from mezzanine funds.

o	Realizations were driven by $3.5 billion from direct lending, $3.5 billion from liquid corporate credit and $1.0 billion from infrastructure and asset based credit strategies.
o	Outflows were driven by $2.8 billion from direct lending and $1.8 billion from liquid corporate credit.

•
In our Multi-Asset Investing segment, an increase of $969.6 million from $78.6 billion at March 31, 2024 to $79.6 billion at June 30, 2024. The net increase was due to inflows of $2.7 billion and market appreciation of $1.5 billion, offset by outflows of $2.6 billion and realizations of $664.5 million.

o	Inflows were driven by $1.9 billion from Absolute Return and $816.8 million from Multi-Strategy.
o
Market appreciation was driven by appreciation of $953.4 million from Absolute Return (which reflected $2.5 million of foreign exchange depreciation), $431.8 million from Harvest (which reflected $0.1 million of foreign exchange depreciation) and $151.6 million from Multi-Strategy (which reflected $11.9 million of foreign exchange depreciation).

o	Outflows were driven by $2.2 billion from Absolute Return, $204.0 million from Multi-Strategy and $159.1 million from Harvest.
o	Realizations were driven by $349.9 million from Multi-Strategy, $218.1 million from Absolute Return and $96.5 million from Harvest.
Total Assets Under Management were $1,076.4 billion at June 30, 2024, an increase of $36.2 billion compared to $1,040.2 billion at December 31, 2023. The net increase was due to:

•
In our Real Estate segment, a decrease of $839.8 million from $336.9 billion at December 31, 2023 to $336.1 billion at June 30, 2024. The net decrease was due to realizations of $9.3 billion and outflows of $6.9 billion, offset by inflows of $14.0 billion and market appreciation of $1.3 billion.

o	Realizations were driven by $3.6 billion from BREDS, $2.9 billion from BREIT and $1.7 billion from BPP and co-investment.
o	Outflows were driven by $6.2 billion from BREIT.
o	Inflows were driven by $6.1 billion from BREDS, $3.8 billion from BREIT and $3.0 billion from BREP and co-investment.
o
Market appreciation was primarily driven by appreciation of $1.3 billion from BREIT (which reflected $57.3 million of foreign exchange depreciation) and $1.2 billion from BREDS (which reflected $3.4 million of foreign exchange depreciation), partially offset by depreciation of $854.8 million from BPP and co-investment
(which reflected $1.1 billion of foreign exchange depreciation).

•
In our Private Equity segment, an increase of $16.2 billion from $314.4 billion at December 31, 2023 to $330.6 billion at June 30, 2024. The net increase was due to inflows of $19.5 billion and market appreciation of $12.5 billion, offset by realizations of $13.1 billion and outflows of $2.7 billion.

o	Inflows were driven by $8.2 billion from Corporate Private Equity, $4.6 billion from BIP and $3.4 billion from Secondaries.
o
Market appreciation was driven by appreciation of $4.7 billion from Corporate Private Equity (which reflected $609.4 million of foreign exchange depreciation), $3.5 billion from BIP (which reflected $137.4 million of foreign exchange depreciation) and $2.8 billion from Secondaries (which reflected $24.4 million of foreign exchange appreciation).

o	Realizations were driven by $6.7 billion from Corporate Private Equity and $3.7 billion from Secondaries.
o	Outflows were driven by $1.1 billion from Secondaries, $874.7 million from Tactical Opportunities and $281.6 million from Corporate Private Equity.

•
In our Credit & Insurance segment, an increase of $17.4 billion from $312.7 billion at December 31, 2023 to $330.1 billion at June 30, 2024. The net increase was due to inflows of $35.6 billion and market appreciation of $5.7 billion, offset by realizations of $15.0 billion and outflows of $8.9 billion.

o	Inflows were driven by $15.6 billion from direct lending, $9.5 billion from liquid corporate credit and $7.8 billion from infrastructure and asset based credit strategies.
o
Market appreciation was driven by appreciation of $2.9 billion from direct lending (which reflected $155.1 million of foreign exchange depreciation), $1.2 billion from the insurance platform and $942.6 million from mezzanine funds (which reflected $6.6 million of foreign exchange appreciation).

o	Realizations were driven by $5.7 billion from direct lending, $5.3 billion from liquid corporate credit and $1.7 billion from infrastructure and asset based credit strategies.
o	Outflows were driven by $4.7 billion from direct lending and $2.5 billion from liquid corporate credit.

•
In our Multi-Asset Investing segment, an increase of $3.4 billion from $76.2 billion at December 31, 2023 to $79.6 billion at June 30, 2024. The net increase was due to market appreciation of $4.6 billion and inflows of $4.3 billion, offset by outflows of $4.4 billion and realizations of $1.1 billion.

o
Market appreciation was driven by appreciation of $2.9 billion from Absolute Return (which reflected $307.2 million of foreign exchange depreciation), $1.3 billion from Harvest and $424.4 million from Multi-Strategy (which reflected $5.9 million of foreign exchange appreciation).

o	Inflows were driven by $3.1 billion from Absolute Return, $1.0 billion from Multi-Strategy and $241.3 million from Harvest.
o	Outflows were driven by $3.4 billion from Absolute Return, $692.0 million from Multi-Strategy and $305.3 million from Harvest.
o	Realizations were driven by $653.6 million from Multi-Strategy, $282.3 million from Absolute Return and $169.1 million from Harvest.
Fee-Earning
Assets Under Management inflows in Corporate Private Equity exceed Total Assets Under Management inflows primarily due to the commencement of the investment period of BCP IX and BETP IV in the six months ended June 30, 2024.
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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of June 30, 2024 and 2023. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See
“—Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	June 30,
	2024	2023

	(Dollars in Millions)
Real Estate
BREP IV	$4	$6
BREP V	4	4
BREP VI	2	17
BREP VII	—	60
BREP VIII	575	707
BREP IX	708	987
BREP Europe IV	—	36
BREP Europe V	—	19
BREP Europe VI	107	90
BREP Europe VII	9	—
BREP Asia I	97	89
BPP	73	512
BREDS	16	12
BTAS	—	17

Total Real Estate (a)	1,595	2,556

Private Equity
BCP IV	—	6
BCP V	16	41
BCP VI	305	411
BCP VII	813	900
BCP VIII	374	297
BCP Asia I	127	94
BCP Asia II	63	—
BEP I	25	29
BEP II	152	73
BEP III	240	202
BCEP I	243	205
Tactical Opportunities	159	236
Secondaries	813	752
BIP	478	189
BXLS	125	24
BTAS/BXPE/Other	217	181

Total Private Equity (a)	4,150	3,639

Credit & Insurance	391	247

Multi-Asset Investing	78	27

Total Blackstone Net Accrued Performance Revenues	$6,214	$6,469

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
For the twelve months ended June 30, 2024, Net Accrued Performance Revenues receivable decreased due to net realized distributions of $1.8 billion, partially offset by Net Performance Revenues of $1.6 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
(a)	Perpetual Capital Total Assets Under Management for Multi-Asset Investing segment was zero, $128.5 million and $200.4 million as of December 31, 2023, March 31, 2024 and June 30, 2024, respectively.
Perpetual Capital Total Assets Under Management were $418.6 billion as of June 30, 2024, an increase of $10.4 billion, compared to $408.1 billion as of March 31, 2024. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $6.4 billion and $6.2 billion, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, growth in insurance capital managed in the Credit & Insurance segment and BCRED resulted in increases of $3.4 billion and $1.5 billion, respectively.
•	In our Private Equity segment, growth in BIP resulted in an increase of $4.6 billion.

Perpetual Capital Total Assets Under Management were $418.6 billion as of June 30, 2024, an increase of $22.2 billion, compared to $396.3 billion as of December 31, 2023. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $13.4 billion and $10.3 billion, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, growth in insurance capital managed in the Credit & Insurance segment and BCRED resulted in increases of $6.0 billion and $3.4 billion, respectively.
•	In our Private Equity segment, growth in BIP resulted in an increase of $7.7 billion.
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
The following tables present the investment record of our significant carry/drawdown funds and selected perpetual capital strategies from inception through June 30, 2024:

Carry/Drawdown Funds

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	3,825	n/a	—	4,666,129	1.7x	4,669,954	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	6,226	n/a	—	13,463,448	2.3x	13,469,674	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,122	—	7,392	n/a	—	27,758,817	2.5x	27,766,209	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,505,655	1,017,292	2,078,698	0.6x	—	28,429,380	2.3x	30,508,078	1.9x	20%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,607,865	2,009,039	12,355,770	1.5x	1%	22,291,311	2.3x	34,647,081	1.9x	24%	14%
BREP IX (Jun 2019 / Aug 2022)	21,346,428	3,385,159	24,730,496	1.4x	1%	8,688,793	2.2x	33,419,289	1.5x	58%	14%
*BREP X (Aug 2022 / Feb 2028)	30,639,330	22,661,720	8,511,549	1.1x	9%	—	n/a	8,511,549	1.1x	n/a	n/m

Total Global BREP	$ 104,139,981	$ 29,073,210	$ 47,693,956	1.3x	2%	$ 112,832,796	2.3x	$ 160,526,752	1.9x	17%	15%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,420	396,691	156,196	0.3x	—	5,856,192	2.4x	6,012,388	2.0x	18%	13%
BREP Europe IV (Sep 2013 / Dec 2016)	6,676,577	1,104,861	1,073,412	0.8x	—	10,133,370	1.9x	11,206,782	1.7x	18%	12%
BREP Europe V (Dec 2016 / Oct 2019)	7,992,703	904,320	4,630,379	0.8x	—	6,758,899	3.8x	11,389,278	1.6x	41%	8%
BREP Europe VI (Oct 2019 / Sep 2023)	9,923,250	3,326,999	8,095,867	1.2x	—	3,439,595	2.6x	11,535,462	1.4x	72%	13%
*BREP Europe VII (Sep 2023 / Mar 2029)	7,681,989	6,508,115	1,332,487	1.1x	—	—	n/a	1,332,487	1.1x	n/a	n/m

Total BREP Europe	€ 37,933,859	€ 12,240,986	€ 15,288,341	1.0x	—	€ 30,144,258	2.3x	€ 45,432,599	1.6x	17%	11%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,262,075	$898,228	$1,672,278	1.7x	25%	$7,032,407	1.9x	$8,704,685	1.9x	16%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,354,811	1,310,706	6,641,542	1.2x	7%	1,801,330	1.9x	8,442,872	1.3x	30%	5%
*BREP Asia III (Mar 2022 / Sep 2027)	8,210,352	6,834,894	1,294,586	1.0x	—	—	n/a	1,294,586	1.0x	n/a	-17%

Total BREP Asia	19,827,238	9,043,828	9,608,406	1.2x	9%	8,833,737	1.9x	18,442,143	1.5x	17%	8%
BREP Co-Investment (f)	7,396,015	100,106	959,827	2.0x	—	15,227,390	2.2x	16,187,217	2.2x	16%	16%

Total BREP	$175,761,986	$51,455,343	$75,415,550	1.2x	3%	$173,745,405	2.3x	$249,160,955	1.8x	17%	14%

*BREDS High-Yield (Various) (g)	$25,008,694	$8,738,933	$5,522,621	1.0x	—	$20,244,034	1.4x	$25,766,655	1.3x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	n/a	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,268,627	2.5x	3,268,627	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,228,707	2.3x	9,228,707	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	200	n/a	—	2,995,106	1.4x	2,995,306	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	195,824	382	n/a	—	21,720,334	2.9x	21,720,716	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	66,016	n/a	100%	38,806,330	1.9x	38,872,346	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,243	1,341,026	4,196,056	2.0x	19%	28,611,427	2.2x	32,807,483	2.2x	14%	12%
BCP VII (May 2016 / Feb 2020)	18,858,738	1,695,536	17,800,433	1.6x	23%	18,003,374	2.5x	35,803,807	2.0x	25%	13%
BCP VIII (Feb 2020 / Apr 2024)	25,919,222	8,631,985	23,282,787	1.3x	4%	2,295,428	2.4x	25,578,215	1.4x	n/m	10%
*BCP IX (Apr 2024 / Apr 2029)	20,063,265	20,063,265	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	496,646	1.5x	56%	4,189,846	2.0x	4,686,492	2.0x	14%	11%
Energy II (Feb 2015 / Feb 2020)	4,918,278	864,914	3,974,634	1.8x	70%	4,290,605	1.8x	8,265,239	1.8x	11%	8%
Energy III (Feb 2020 / Jun 2024)	4,373,418	1,563,746	5,220,402	1.9x	15%	1,348,610	2.4x	6,569,012	2.0x	55%	30%
*Energy Transition IV (Jun 2024 / Jun 2029)	3,623,326	3,593,259	—	n/a	—	—	n/a	—	n/a	n/a	n/a
BCP Asia I (Dec 2017 / Sep 2021)	2,437,080	417,510	2,708,957	1.9x	65%	2,611,544	3.5x	5,320,501	2.4x	51%	26%
*BCP Asia II (Sep 2021 / Sep 2027)	6,778,892	4,712,552	2,550,881	1.7x	8%	91,510	2.2x	2,642,391	1.7x	n/m	26%
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,760,284	1,171,242	7,339,096	1.9x	—	2,836,291	5.1x	10,175,387	2.3x	58%	17%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,450,958	5,871,750	3,697,866	1.5x	—	126,586	n/a	3,824,452	1.6x	n/a	15%

Total Corporate Private Equity	$153,927,489	$51,356,935	$71,334,356	1.6x	16%	$142,166,063	2.2x	$213,500,419	2.0x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$30,825,007	$13,863,428	$13,966,075	1.2x	4%	$23,918,093	1.8x	$37,884,168	1.5x	16%	10%
*Tactical Opportunities Co-Investment and Other (Various)	11,515,985	2,399,371	4,013,024	1.3x	3%	10,513,622	1.8x	14,526,646	1.6x	21%	16%

Total Tactical Opportunities	$42,340,992	$16,262,799	$17,979,099	1.2x	4%	$34,431,715	1.8x	$52,410,814	1.6x	17%	12%

Growth
*BXG I (Jul 2020 / Jul 2025)	$5,027,239	$1,258,902	$3,539,488	1.0x	2%	$513,533	2.6x	$4,053,021	1.1x	n/m	-2%
BXG II (TBD)	4,190,970	4,190,970	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Growth	$9,218,209	$5,449,872	$3,539,488	1.0x	2%	$513,533	2.6x	$4,053,021	1.1x	n/m	-2%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$11,035,527	$139,208	$7,855	n/a	—	$16,782,783	n/a	$16,790,638	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,772	609,297	688,507	n/a	—	4,372,764	n/a	5,061,271	1.7x	n/a	15%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,695,032	3,825,070	n/a	—	6,868,023	n/a	10,693,093	1.9x	n/a	16%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	470,410	1,303,340	n/a	—	1,142,630	n/a	2,445,970	1.7x	n/a	16%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	3,980,391	7,879,843	n/a	—	6,658,138	n/a	14,537,981	1.8x	n/a	26%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	7,380,591	2,630,643	2,167,287	n/a	—	2,382,277	n/a	4,549,564	1.5x	n/a	13%
Strategic Partners Infrastructure III (Jun 2020 / Jun 2024) (i)	3,250,100	536,477	2,199,124	n/a	—	274,616	n/a	2,473,740	1.4x	n/a	24%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)	19,542,126	9,141,715	7,920,318	n/a	—	782,344	n/a	8,702,662	1.4x	n/a	21%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)	2,095,211	776,665	850,642	n/a	—	3,947	n/a	854,589	1.0x	n/a	-3%

Total Strategic Partners (Secondaries)	$67,669,704	$19,979,838	$26,841,986	n/a	—	$39,267,522	n/a	$66,109,508	1.6x	n/a	14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$910,000	$66,094	$691,265	2.0x	—	$559,294	1.4x	$1,250,559	1.7x	6%	10%
*BXLS V (Jan 2020 / Jan 2025)	5,005,924	2,846,428	3,230,911	1.8x	2%	386,905	1.1x	3,617,816	1.7x	n/m	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$—	n/a	—	$4,809,113	1.6x	$4,809,113	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	993,260	114,707	0.2x	—	6,660,546	1.6x	6,775,253	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,121,775	1,951,404	1.2x	31%	8,406,785	1.5x	10,358,189	1.4x	n/a	11%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	1,624,659	4,245,889	1.1x	—	1,051,679	1.9x	5,297,568	1.2x	n/a	14%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	138,149	0.2x	—	5,469,163	1.2x	5,607,312	1.1x	n/a	1%
Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	1,103,825	2,543,762	1.0x	—	4,094,164	1.4x	6,637,926	1.3x	n/a	10%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,154,826	280,195	0.8x	—	3,284,780	1.6x	3,564,975	1.5x	n/a	10%
Energy II (Feb 2019 / Jun 2023)	3,616,081	1,497,763	1,449,978	1.1x	—	2,246,376	1.5x	3,696,354	1.3x	n/a	16%
*Green Energy III (May 2023 / May 2028)	6,477,000	4,802,346	1,706,793	1.0x	—	42,108	n/a	1,748,901	1.0x	n/a	n/m
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€143,679	€219,575	0.4x	—	€2,978,763	1.3x	€3,198,338	1.2x	n/a	2%
European Senior Debt II (Jun 2019 / Jun 2023) (j)	€4,088,344	€937,955	€4,210,101	1.0x	—	€2,486,964	2.3x	€6,697,065	1.2x	n/a	10%

Total Credit Drawdown Funds (k)	$53,366,033	$14,102,240	$17,178,381	1.0x	4%	$48,097,318	1.5x	$65,275,699	1.3x	n/a	10%

Selected Perpetual Capital Strategies (l)

Strategy (Inception Year) (a)	Investment Strategy	Total Assets Under Management	Total Net Return (m)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP—Blackstone Property Partners Platform (2013) (n)	Core+ Real Estate	$63,975,258	6%
BREIT—Blackstone Real Estate Income Trust (2017) (o)	Core+ Real Estate	56,656,343	10%
BREIT—Class I (p)	Core+ Real Estate		10%
BXMT—Blackstone Mortgage Trust (2013) (q)	Real Estate Debt	5,659,353	5%
Private Equity
BSCH—Blackstone Strategic Capital Holdings (2014) (r)	Secondaries—GP Stakes	9,880,187	12%
BIP—Blackstone Infrastructure Partners (2019) (s)	Infrastructure	38,182,874	16%
BXPE—Blackstone Private Equity Strategies Fund Program (2024) (t)	Private Equity	4,428,646	n/m
Credit
BXSL—Blackstone Secured Lending Fund (2018) (u)	U.S. Direct Lending	12,031,034	11%
BCRED—Blackstone Private Credit Fund (2021) (v)	U.S. Direct Lending	67,895,865	10%
BCRED—Class I (w)	U.S. Direct Lending		10%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are in their investment period as of June 30, 2024.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2024 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(m)
Unless otherwise indicated, Total Net Return represents the annualized inception to June 30, 2024 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(n)
BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 funds, co-investment
and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of June 30, 2024, these vehicles represented $2.2 billion of Total Assets Under Management.

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
(r)
BSCH represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the Secondaries – GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment
vehicles that do not pay fees, BSCH Total Assets Under Management is $10.9 billion.

(s)	Including co-investment vehicles, BIP Total Assets Under Management is $48.6 billion.
(t)
BXPE Fund Program’s Total Assets Under Management reflects net asset value as of May 31, 2024, plus net subscriptions as of June 1, 2024. For purposes of segment Assets Under Management reporting, BXPE’s Assets Under Management is reported by the business managing the assets.

(u)
The BXSL Total Assets Under Management and Total Net Return are presented as of March 31, 2024. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(v)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of June 30, 2024 was $34.1 billion.

(w)
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
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Six Months Ended
	June 30,		2024 vs. 2023		June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$685,784	$709,977	$(24,193)	-3%	$1,379,963	$1,415,364	$(35,401)	-3%
Transaction and Other Fees, Net	75,140	27,066	48,074	178%	104,330	47,627	56,703	119%
Management Fee Offsets	(3,467)	(8,307)	4,840	-58%	(6,397)	(18,764)	12,367	-66%

Total Management Fees, Net	757,457	728,736	28,721	4%	1,477,896	1,444,227	33,669	2%
Fee Related Performance Revenues	606	131,299	(130,693)	-100%	130,564	152,047	(21,483)	-14%
Fee Related Compensation	(184,404)	(199,006)	14,602	-7%	(358,973)	(336,616)	(22,357)	7%
Other Operating Expenses	(92,378)	(71,949)	(20,429)	28%	(182,140)	(146,130)	(36,010)	25%

Fee Related Earnings	481,281	589,080	(107,799)	-18%	1,067,347	1,113,528	(46,181)	-4%

Realized Performance Revenues	53,472	119,721	(66,249)	-55%	103,439	130,817	(27,378)	-21%
Realized Performance Compensation	(25,295)	(69,593)	44,298	-64%	(47,158)	(72,758)	25,600	-35%
Realized Principal Investment Income (Loss)	7,053	(70)	7,123	n/m	9,246	2,154	7,092	329%

Net Realizations	35,230	50,058	(14,828)	-30%	65,527	60,213	5,314	9%

Segment Distributable Earnings	$516,511	$639,138	$(122,627)	-19%	$1,132,874	$1,173,741	$(40,867)	-3%

n/m Not meaningful.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Segment Distributable Earnings were $516.5 million for the three months ended June 30, 2024, a decrease of $122.6 million, compared to $639.1 million for the three months ended June 30, 2023. The decrease in Segment Distributable Earnings was attributable to decreases of $107.8 million in Fee Related Earnings and $14.8 million in Net Realizations.
Our global opportunistic and Core+ real estate portfolios are concentrated in high-conviction sectors with favorable long-term fundamentals. These sectors, including digital infrastructure, logistics and rental housing, have continued to support performance in our Real Estate segment. In particular, our data center platform was the single largest driver of appreciation in our Real Estate business and the firm in the second quarter of 2024. More broadly, we believe our Real Estate segment is well positioned to benefit from the expected increase in demand for digital infrastructure over time. Growth in certain markets and sectors with elevated near-term supply, including U.S. multifamily and life sciences office, has slowed and may moderate further. This has negatively impacted valuations of such assets. Weak fundamentals have also persisted in the office market, particularly in the U.S., and more troubled assets are likely to emerge. Traditional U.S. office, however, represents less than 2% of the aggregate net asset value of our global opportunistic and Core+ real estate portfolios. While our NYSE-listed REIT, Blackstone Mortgage Trust (“BXMT”), is mostly focused in sectors with strong long-term fundamentals, its office exposure is higher than in our real estate equity business. Although this has posed challenges for the vehicle, its focus on senior loans has been an important factor in mitigating the adverse impact of the sector’s dislocation.
In recent months, there has been a meaningful decline in the cost of capital and a substantial increase in the availability of debt capital. New construction in certain sectors, including logistics and rental housing, has also fallen. This will contribute to further constraints in future supply. We believe these factors should be supportive of real estate valuations over time. An improving market environment should also support a reacceleration of realizations over time, although we expect a near-term lag between improving markets and such reacceleration. We are also beginning to see positive momentum in deployment. Our Real Estate funds deployed $14.6 billion in the first six months of 2024, approximately two-and-a-half
times the same period in 2023. This positive sign in deployment is matched by encouraging signs in BREIT, with inflows reaching their highest level in over a year in the second quarter of 2024. Concurrently, repurchase requests were down 85% in June 2024 from their peak in January 2023. While a deterioration of the current market environment, including a slower-than-anticipated decrease in interest rates, could adversely affect net inflows in perpetual capital strategies, we believe that strong investment performance and investor under-allocation to such strategies should drive flows over the long-term.
Fee Related Earnings
Fee Related Earnings were $481.3 million for the three months ended June 30, 2024, a decrease of $107.8 million, compared to $589.1 million for the three months ended June 30, 2023. The decrease in Fee Related Earnings was primarily attributable to a decrease of $130.7 million in Fee Related Performance Revenues and an increase of $20.4 million in Other Operating Expenses, partially offset by an increase of $28.7 million in Management Fees, Net.
Fee Related Performance Revenues were $0.6 million for the three months ended June 30, 2024, a decrease of $130.7 million, compared to $131.3 million for the three months ended June 30, 2023. The decrease was primarily due to lower Fee Related Performance Revenues in BPP and co-investment.
Other Operating Expenses were $92.4 million for the three months ended June 30, 2024, an increase of $20.4 million, compared to $71.9 million for the three months ended June 30, 2023. The increase was primarily due to higher professional fees and sub-servicing
fees.
Management Fees, Net were $757.5 million for the three months ended June 30, 2024, an increase of $28.7 million, compared to $728.7 million for the three months ended June 30, 2023, primarily driven by an increase in Transaction and Other Fees, Net, partially offset by a decrease in Base Management Fees. Transaction and Other Fees, Net increased $48.1 million primarily due to an increase in acquisition fees paid to the advisor of our BREP funds. Base Management Fees decreased $24.2 million primarily due to a decrease in
Fee-Earning
Assets Under Management in BREIT and BPP
co-investment.
Net Realizations
Net Realizations were $35.2 million for the three months ended June 30, 2024, a decrease of $14.8 million, compared to $50.1 million for the three months ended June 30, 2023. The decrease in Net Realizations was primarily attributable to a decrease of $66.2 million in Realized Performance Revenues, partially offset by a decrease of $44.3 million in Realized Performance Compensation.

Realized Performance Revenues were $53.5 million for the three months ended June 30, 2024, a decrease of $66.2 million, compared to $119.7 million for the three months ended June 30, 2023. The decrease was primarily due to lower Realized Performance Revenues in BREP.
Realized Performance Compensation was $25.3 million for the three months ended June 30, 2024, a decrease of $44.3 million, compared to $69.6 million for the three months ended June 30, 2023. The decrease was primarily due to the decrease in Realized Performance Revenues.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Segment Distributable Earnings were $1.1 billion for the six months ended June 30, 2024, a decrease of $40.9 million, compared to $1.2 billion for the six months ended June 30, 2023. The decrease in Segment Distributable Earnings was attributable to a decrease of $46.2 million in Fee Related Earnings, partially offset by an increase of $5.3 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $1.1 billion for the six months ended June 30, 2024, a decrease of $46.2 million, compared to the six months ended June 30, 2023. The decrease in Fee Related Earnings was attributable to increases of $36.0 million in Other Operating Expenses and $22.4 million in Fee Related Compensation, and a decrease of $21.5 million in Fee Related Performance Revenues, partially offset by an increase of $33.7 million in Management Fees, Net.
Other Operating Expenses were $182.1 million for the six months ended June 30, 2024, an increase of $36.0 million, compared to $146.1 million for the six months ended June 30, 2023. The increase was primarily due to higher occupancy costs, professional fees and sub-servicing
fees.
Fee Related Compensation was $359.0 million for the six months ended June 30, 2024, an increase of $22.4 million, compared to $336.6 million for the six months ended June 30, 2023. The increase was primarily due to an increase in Management Fees, Net, partially offset by a decrease in Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Fee Related Performance Revenues were $130.6 million for the six months ended June 30, 2024, a decrease of $21.5 million, compared to $152.0 million for the six months ended June 30, 2023. The decrease was primarily due to lower Fee Related Performance Revenues in BREDS and BPP co-investment.
Management Fees, Net were $1.5 billion for the six months ended June 30, 2024, an increase of $33.7 million, compared to $1.4 billion for the six months ended June 30, 2023, primarily driven by an increase in Transaction and Other Fees, Net, partially offset by a decrease in Base Management Fees. Transaction and Other Fees, Net increased $56.7 million primarily due to an increase in acquisition fees paid to the advisor of our BREP funds. Base Management Fees decreased $35.4 million primarily due to a decrease in
Fee-Earning
Assets Under Management in BREIT and BPP
co-investment.
Net Realizations
Net Realizations were $65.5 million for the six months ended June 30, 2024, an increase of $5.3 million, compared to $60.2 million for the six months ended June 30, 2023. The increase in Net Realizations was primarily attributable to a decrease of $25.6 million in Realized Performance Compensation and an increase of $7.1 million in Realized Principal Investment Income (Loss), partially offset by a decrease of $27.4 million in Realized Performance Revenues.

Realized Performance Compensation was $47.2 million for the six months ended June 30, 2024, a decrease of $25.6 million, compared to $72.8 million for the six months ended June 30, 2023. The decrease was primarily due to the decrease in Realized Performance Revenues.
Realized Principal Investment Income (Loss) was $9.2 million for the six months ended June 30, 2024, an increase of $7.1 million, compared to $2.2 million for the six months ended June 30, 2023. The increase was primarily due to interest earned on cash held in BREP.
Realized Performance Revenues were $103.4 million for the six months ended June 30, 2024, a decrease of $27.4 million, compared to $130.8 million for the six months ended June 30, 2023. The decrease was primarily due to lower Realized Performance Revenues in BREP.
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
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Six Months Ended				June 30, 2024
	June 30,				June 30,				Inception to Date
	2024		2023		2024		2023		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	-3%	-3%	-8%	-6%	-8%	-8%	-15%	-12%	27%	20%	20%	14%
BREP VIII	-	-1%	-	-1%	1%	-	-2%	-2%	31%	24%	20%	14%
BREP IX	-	-1%	1%	-	-	-1%	1%	-	85%	58%	21%	14%
BREP Europe IV (b)	-6%	-5%	-3%	-3%	-5%	-5%	-6%	-6%	26%	18%	18%	12%
BREP Europe V (b)	-3%	-3%	-1%	-1%	-3%	-3%	-3%	-3%	50%	41%	13%	8%
BREP Europe VI (b)	-	-	4%	2%	1%	-	8%	5%	97%	72%	22%	13%
BREP Asia I	4%	3%	-1%	-	3%	2%	-1%	-1%	23%	16%	18%	12%
BREP Asia II	2%	1%	-1%	-1%	-	-1%	-2%	-	44%	30%	9%	5%
BREP Asia III	4%	-	-	-4%	2%	-5%	3%	-7%	n/a	n/a	-2%	-17%
BREP Co-Investment (c)	4%	3%	2%	2%	2%	-	3%	2%	18%	16%	18%	16%
BPP (d)	-	-	1%	1%	-	-	-2%	-2%	n/a	n/a	7%	6%
BREIT (e)	n/a	-	n/a	2%	n/a	2%	n/a	1%	n/a	n/a	n/a	10%
BREIT - Class I (f)	n/a	1%	n/a	2%	n/a	2%	n/a	1%	n/a	n/a	n/a	10%
BREDS High-Yield (g)	3%	2%	3%	2%	8%	6%	4%	3%	14%	10%	14%	9%
BXMT (h)	n/a	-9%	n/a	20%	n/a	-13%	n/a	5%	n/a	n/a	n/a	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
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

Funds With Closed Investment Periods as of June 30, 2024
The Real Estate segment has fourteen funds with closed investment periods as of June 30, 2024: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of June 30, 2024, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREP Europe VI, BREP Europe V, BREDS IV and BREDS III were above their carried interest thresholds as of June 30, 2024, and BREP Asia II was below its carried interest threshold. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Six Months Ended
	June 30,		2024 vs. 2023		June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$468,237	$466,761	$1,476	-	$942,828	$942,246	$582	-
Transaction, Advisory and Other Fees, Net	46,238	49,722	(3,484)	-7%	73,129	65,319	7,810	12%
Management Fee Offsets	376	(794)	1,170	n/m	101	(2,104)	2,205	n/m

Total Management and Advisory Fees, Net	514,851	515,689	(838)	-	1,016,058	1,005,461	10,597	1%
Fee Related Performance Revenues	8,703	-	8,703	n/m	8,703	-	8,703	n/m
Fee Related Compensation	(158,068)	(162,379)	4,311	-3%	(320,627)	(330,105)	9,478	-3%
Other Operating Expenses	(87,436)	(77,423)	(10,013)	13%	(177,471)	(157,174)	(20,297)	13%

Fee Related Earnings	278,050	275,887	2,163	1%	526,663	518,182	8,481	2%

Realized Performance Revenues	381,797	220,886	160,911	73%	831,671	721,893	109,778	15%
Realized Performance Compensation	(179,761)	(90,162)	(89,599)	99%	(400,242)	(323,759)	(76,483)	24%
Realized Principal Investment Income	5,725	11,708	(5,983)	-51%	28,154	45,876	(17,722)	-39%

Net Realizations	207,761	142,432	65,329	46%	459,583	444,010	15,573	4%

Segment Distributable Earnings	$485,811	$418,319	$67,492	16%	$986,246	$962,192	$24,054	2%

n/m  Not meaningful.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Segment Distributable Earnings were $485.8 million for the three months ended June 30, 2024, an increase of $67.5 million, compared to $418.3 million for the three months ended June 30, 2023. The increase in Segment Distributable Earnings was attributable to increases of $2.2 million in Fee Related Earnings and $65.3 million in Net Realizations.
Our Private Equity segment’s performance in the second quarter of 2024 was driven by particular strength in our Infrastructure and Life Sciences strategies. Specifically, our data center platform was the single largest driver of appreciation in our Infrastructure business and the firm in the second quarter of 2024. We believe our Infrastructure business is well positioned to benefit from the expected increase in demand for digital infrastructure over time. In Corporate Private Equity, our operating companies saw modestly decelerating revenue growth and resilient margin growth overall in the quarter. Recent months have shown signs of an improving market environment, which should support a reacceleration of realizations over time. However, we expect a near-term lag between improving markets and such reacceleration. The market expectation of moderating interest rates and improved investor sentiment have created positive momentum in deployment and fundraising, including in our perpetual capital strategies.

Fee Related Earnings
Fee Related Earnings were $278.1 million for the three months ended June 30, 2024, an increase of $2.2 million, compared to $275.9 million for the three months ended June 30, 2023. The increase in Fee Related Earnings was primarily attributable to an increase of $8.7 million in Fee Related Performance Revenues and a decrease of $4.3 million in Fee Related Compensation, partially offset by an increase of $10.0 million in Other Operating Expenses.
Fee Related Performance Revenues were $8.7 million for the three months ended June 30, 2024, an increase of $8.7 million compared to the three months ended June 30, 2023. The increase was primarily due to crystallization of performance revenues in BIP.
Fee Related Compensation was $158.1 million for the three months ended June 30, 2024, a decrease of $4.3 million, compared to $162.4 million for the three months ended June 30, 2023. The decrease was primarily due to lower compensation accruals.
Other Operating Expenses were $87.4 million for the three months ended June 30, 2024, an increase of $10.0 million, compared to $77.4 million for the three months ended June 30, 2023. The increase was primarily due to higher occupancy costs and professional fees, including placement fees.
Net Realizations
Net Realizations were $207.8 million for the three months ended June 30, 2024, an increase of $65.3 million, compared to $142.4 million for the three months ended June 30, 2023. The increase in Net Realizations was primarily attributable to an increase of $160.9 million in Realized Performance Revenues, partially offset by an increase of $89.6 million in Realized Performance Compensation.
Realized Performance Revenues were $381.8 million for the three months ended June 30, 2024, an increase of $160.9 million, compared to $220.9 million for the three months ended June 30, 2023. The increase was primarily due to increases in Realized Performance Revenues in Corporate Private Equity and Tactical Opportunities.
Realized Performance Compensation was $179.8 million for the three months ended June 30, 2024, an increase of $89.6 million, compared to $90.2 million for the three months ended June 30, 2023. The increase was primarily due to increases in Realized Performance Compensation in Corporate Private Equity and Tactical Opportunities.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Segment Distributable Earnings were $986.2 million for the six months ended June 30, 2024, an increase of $24.1 million, compared to $962.2 million for the six months ended June 30, 2023. The increase in Segment Distributable Earnings was attributable to increases of $8.5 million in Fee Related Earnings and $15.6 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $526.7 million for the six months ended June 30, 2024, an increase of $8.5 million, compared to $518.2 million for the six months ended June 30, 2023. The increase in Fee Related Earnings was attributable to increases of $10.6 million in Management and Advisory Fees, Net, $8.7 million in Fee Related Performance Revenues and a decrease of $9.5 million in Fee Related Compensation, partially offset by an increase of $20.3 million in Other Operating Expenses.
Management and Advisory Fees, Net were $1.0 billion for the six months ended June 30, 2024, an increase of $10.6 million compared to the six months ended June 30, 2023, primarily driven by an increase in Transaction, Advisory and Other Fees, Net. Transaction, Advisory and Other Fees, Net increased $7.8 million primarily due to deal activity in BXCM.

Fee Related Performance Revenues was $8.7 million for the six months ended June 30, 2024, an increase of $8.7 million compared to the six months ended June 30, 2023. The increase was primarily due to crystallization of performance revenues in BIP.
Fee Related Compensation was $320.6 million for the six months ended June 30, 2024, a decrease of $9.5 million, compared to $330.1 million for the six months ended June 30, 2023. The decrease was primarily due to lower compensation accruals.
Other Operating Expenses were $177.5 million for the six months ended June 30, 2024, an increase of $20.3 million, compared to $157.2 million for the six months ended June 30, 2023. The increase was primarily due to higher occupancy costs and professional fees, including placement fees.
Net Realizations
Net Realizations were $459.6 million for the six months ended June 30, 2024, an increase of $15.6 million, compared to $444.0 million for the six months ended June 30, 2023. The increase in Net Realizations was attributable to an increase of $109.8 million in Realized Performance Revenues, partially offset by an increase of $76.5 million in Realized Performance Compensation and a decrease of $17.7 million in Realized Principal Investment Income.
Realized Performance Revenues were $831.7 million for the six months ended June 30, 2024, an increase of $109.8 million, compared to $721.9 million for the six months ended June 30, 2023. The increase was primarily due to increases in Realized Performance Revenues in Corporate Private Equity and Tactical Opportunities.
Realized Performance Compensation was $400.2 million for the six months ended June 30, 2024, an increase of $76.5 million, compared to $323.8 million for the six months ended June 30, 2023. The increase was primarily due to increases in Realized Performance Compensation in Corporate Private Equity and Tactical Opportunities.
Realized Principal Investment Income was $28.2 million for the six months ended June 30, 2024, a decrease of $17.7 million, compared to $45.9 million for the six months ended June 30, 2023. The decrease was primarily due to decreases in Realized Principal Investment Income in Corporate Private Equity and GP Stakes.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Six Months Ended				June 30, 2024
	June 30,				June 30,				Inception to Date
	2024		2023		2024		2023		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	-5%	-4%	3%	3%	-	-	5%	4%	19%	14%	17%	12%
BCP VII	2%	1%	4%	4%	5%	4%	9%	8%	34%	25%	18%	13%
BCP VIII	1%	-	2%	1%	4%	2%	5%	2%	n/m	n/m	18%	10%
BEP I	-4%	-3%	7%	6%	7%	6%	-9%	-8%	18%	14%	15%	11%
BEP II	2%	1%	6%	2%	14%	6%	6%	4%	15%	11%	13%	8%
BEP III	3%	2%	13%	10%	8%	6%	23%	18%	77%	55%	46%	30%
BCP Asia I	9%	8%	-	-	7%	5%	-3%	-3%	71%	51%	38%	26%
BCP Asia II	14%	12%	n/m	n/m	20%	15%	n/m	n/m	n/m	n/m	57%	26%
BCEP I (b)	1%	1%	-2%	-2%	4%	3%	-1%	-1%	64%	58%	20%	17%
BCEP II (b)	6%	5%	2%	1%	8%	6%	7%	5%	n/a	n/a	21%	15%
Tactical Opportunities	1%	1%	2%	-	4%	2%	4%	1%	19%	16%	15%	10%
Tactical Opportunities Co-Investment and Other	3%	3%	1%	1%	4%	5%	3%	4%	22%	21%	19%	16%
BXG I	2%	1%	-2%	-2%	1%	-	-2%	-3%	n/m	n/m	2%	-2%
Strategic Partners VI (c)	-	-	1%	1%	-	-	-1%	-1%	n/a	n/a	18%	15%
Strategic Partners VII (c)	-4%	-4%	-	-1%	-1%	-2%	1%	-	n/a	n/a	21%	16%
Strategic Partners Real Assets II (c)	1%	1%	17%	15%	9%	8%	18%	15%	n/a	n/a	19%	16%
Strategic Partners VIII (c)	1%	-	-	-	1%	-	2%	1%	n/a	n/a	33%	26%
Strategic Partners Real Estate, SMA and Other (c)	-2%	-4%	1%	-	-3%	-6%	-1%	-1%	n/a	n/a	14%	13%
Strategic Partners Infrastructure III (c)	4%	3%	3%	2%	5%	3%	5%	2%	n/a	n/a	35%	24%
Strategic Partners IX (c)	10%	8%	13%	10%	17%	13%	15%	10%	n/a	n/a	33%	21%
Strategic Partners GP Solutions (c)	-1%	-2%	-7%	-7%	-	-1%	-7%	-7%	n/a	n/a	2%	-3%
BIP	6%	5%	3%	2%	12%	9%	-	-	n/a	n/a	21%	16%
Clarus IV	12%	10%	-5%	-5%	13%	11%	2%	1%	11%	6%	16%	10%
BXLS V	14%	11%	-	-2%	16%	12%	6%	2%	n/m	n/m	28%	15%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
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

Funds With Closed Investment Periods as of June 30, 2024
The Corporate Private Equity funds have eleven funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCP VIII, BCOM, BEP I, BEP II, BEP III, BCEP I and BCP Asia I. As of June 30, 2024, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and
BCP V-AC
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
Tactical Opportunities funds have various funds with closed investment periods, including but not limited to:
BTOF-POOL,
BTOF-POOL
II, and
BTOF-POOL
III, which are each above their carried interest thresholds based on aggregate fund position. Blackstone Growth funds have no funds with closed investment periods. Secondaries funds have various funds with closed investment periods, including but not limited to: Strategic Partners Infrastructure III, Strategic Partners VIII, Strategic Partners Real Estate VII and BSCH I which are above their respective carried interest thresholds based on aggregate fund position. Certain Strategic Partners funds with closed investment periods do not generate carried interest for Blackstone as agreed to at the time the Strategic Partners business was acquired. Blackstone Life Sciences funds has one fund with a closed investment period: Clarus IV, which was above its carried interest threshold.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended				Six Months Ended
	June 30,		2024 vs. 2023		June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$380,943	$326,066	$54,877	17%	$741,864	$643,319	$98,545	15%
Transaction and Other Fees, Net	10,250	14,995	(4,745)	-32%	20,036	23,443	(3,407)	-15%
Management Fee Offsets	(993)	(1,056)	63	-6%	(1,885)	(2,157)	272	-13%

Total Management Fees, Net	390,200	340,005	50,195	15%	760,015	664,605	95,410	14%
Fee Related Performance Revenues	167,758	135,439	32,319	24%	333,301	262,935	70,366	27%
Fee Related Compensation	(172,551)	(165,147)	(7,404)	4%	(351,072)	(326,234)	(24,838)	8%
Other Operating Expenses	(88,348)	(80,443)	(7,905)	10%	(172,924)	(154,008)	(18,916)	12%

Fee Related Earnings	297,059	229,854	67,205	29%	569,320	447,298	122,022	27%

Realized Performance Revenues	91,247	42,344	48,903	115%	106,367	167,525	(61,158)	-37%
Realized Performance Compensation	(37,738)	(17,572)	(20,166)	115%	(43,059)	(74,063)	31,004	-42%
Realized Principal Investment Income (Loss)	3,511	(19,394)	22,905	n/m	7,072	(13,428)	20,500	n/m

Net Realizations	57,020	5,378	51,642	960%	70,380	80,034	(9,654)	-12%

Segment Distributable Earnings	$354,079	$235,232	$118,847	51%	$639,700	$527,332	$112,368	21%

n/m Not meaningful.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Segment Distributable Earnings were $354.1 million for the three months ended June 30, 2024, an increase of $118.8 million, compared to $235.2 million for the three months ended June 30, 2023. The increase in Segment Distributable Earnings was attributable to increases of $67.2 million in Fee Related Earnings and $51.6 million in Net Realizations.
Our Credit & Insurance segment continued to demonstrate strong performance in the second quarter of 2024. Longer-term structural shifts in the lending market have contributed to attractive and sizeable deployment opportunities in the segment, which invested or committed $20.6 billion in the second quarter of 2024. We expect strong demand for both investment grade and non-investment
grade strategies to be supportive of continued capital deployment. Credit & Insurance has also benefited from an environment of high interest rates. Despite this environment, default rates across corporate issuers in our credit funds’ portfolios remained low in the second quarter of 2024. A steep decline in interest rates and/or widening of credit spreads would, however, make it more difficult for our credit funds to replicate their recent strong performance.
Fundraising in our Credit & Insurance segment, including in our perpetual capital strategies, continued to be positively impacted by the long-term structural shifts in the lending market. We continue to see strong interest in non-investment
grade strategies such as opportunistic and direct lending as well as significant demand for investment grade private credit. Similarly, we see robust momentum in our perpetual capital strategies, with $3.4 billion of subscriptions in BCRED in the second quarter of 2024, its highest in two years. We believe the long-term growth trajectory is positive and that strong investment performance and investor under-allocation to such private wealth strategies should continue to drive flows over the long-term.

Fee Related Earnings
Fee Related Earnings were $297.1 million for the three months ended June 30, 2024, an increase of $67.2 million, compared to $229.9 million for the three months ended June 30, 2023. The increase in Fee Related Earnings was attributable to increases of $50.2 million in Management Fees, Net and $32.3 million in Fee Related Performance Revenues, partially offset by an increase of $7.9 million in Other Operating Expenses.
Management Fees, Net were $390.2 million for the three months ended June 30, 2024, an increase of $50.2 million, compared to $340.0 million for the three months ended June 30, 2023, primarily driven by an increase in Base Management Fees. Base Management Fees increased $54.9 million primarily due to an increase in
Fee-Earning
Assets Under Management in direct lending.
Fee Related Performance Revenues were $167.8 million for the three months ended June 30, 2024, an increase of $32.3 million, compared to $135.4 million for the three months ended June 30, 2023. The increase was primarily due to higher net investment income and
Fee-Earning
Assets Under Management in BCRED.
Other Operating Expenses were $88.3 million for the three months ended June 30, 2024, an increase of $7.9 million, compared to $80.4 million for the three months ended June 30, 2023. The increase was primarily due to higher technology-related expenses and professional fees.
Net Realizations
Net Realizations were $57.0 million for the three months ended June 30, 2024, an increase of $51.6 million, compared to $5.4 million for the three months ended June 30, 2023. The increase in Net Realizations was attributable to increases of $48.9 million in Realized Performance Revenues and $22.9 million in Realized Principal Investment Income (Loss), partially offset by an increase in $20.2 million in Realized Performance Compensation.
Realized Performance Revenues were $91.2 million for the three months ended June 30, 2024, an increase of $48.9 million, compared to $42.3 million for the three months ended June 30, 2023. The increase was primarily due to higher Realized Performance Revenues in our infrastructure and asset based credit strategies.
Realized Principal Investment Income (Loss) was $3.5 million for the three months ended June 30, 2024, an increase of $22.9 million, compared to $(19.4) million for the three months ended June 30, 2023. The increase was primarily due to a lower realized loss related to the insurance platform.
Realized Performance Compensation was $37.7 million for the three months ended June 30, 2024, an increase of $20.2 million, compared to $17.6 million for the three months ended June 30, 2023. The increase was primarily due to the increase in Realized Performance Revenues.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Segment Distributable Earnings were $639.7 million for the six months ended June 30, 2024, an increase of $112.4 million, compared to $527.3 million for the six months ended June 30, 2023. The increase in Segment Distributable Earnings was attributable to an increase of $122.0 million in Fee Related Earnings, partially offset by a decrease of $9.7 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $569.3 million for the six months ended June 30, 2024, an increase of $122.0 million, compared to $447.3 million for the six months ended June 30, 2023. The increase in Fee Related Earnings was attributable to increases of $95.4 million in Management Fees, Net and $70.4 million in Fee Related Performance Revenues, partially offset by an increase of $24.8 million in Fee Related Compensation.

Management Fees, Net were $760.0 million for the six months ended June 30, 2024, an increase of $95.4 million, compared to $664.6 million for the six months ended June 30, 2023, primarily driven by an increase in Base Management Fees. Base Management Fees increased $98.5 million primarily due to inflows from
Fee-Earning
Assets Under Management in direct lending.
Fee Related Performance Revenues were $333.3 million for the six months ended June 30, 2024, an increase of $70.4 million, compared to $262.9 million for the six months ended June 30, 2023. The increase was primarily due to higher net investment income and
Fee-Earning
Assets Under Management in BCRED.
Fee Related Compensation was $351.1 million for the six months ended June 30, 2024, an increase of $24.8 million, compared to $326.2 million for the six months ended June 30, 2023. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Net Realizations
Net Realizations were $70.4 million for the six months ended June 30, 2024, a decrease of $9.7 million, compared to $80.0 million for the six months ended June 30, 2023. The decrease in Net Realizations was attributable to a decrease of $61.2 million in Realized Performance Revenues, partially offset by a decrease of $31.0 million in Realized Performance Compensation and an increase of $20.5 million in Realized Principal Investment Income (Loss).
Realized Performance Revenues were $106.4 million for the six months ended June 30, 2024, a decrease of $61.2 million, compared to $167.5 million for the six months ended June 30, 2023. The decrease was primarily due to lower Realized Performance Revenues in mezzanine funds.
Realized Performance Compensation was $43.1 million for the six months ended June 30, 2024, a decrease of $31.0 million, compared to $74.1 million for the six months ended June 30, 2023. The decrease was primarily due to the decrease in Realized Performance Revenues.
Realized Principal Investment Income (Loss) was $7.1 million for the six months ended June 30, 2024, an increase of $20.5 million, compared to $(13.4) million for the six months ended June 30, 2023. The increase was primarily due to a lower realized loss related to the insurance platform.
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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended				Six Months Ended
	June 30,				June 30,				June 30, 2024
	2024		2023		2024		2023		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	4%	3%	3%	3%	8%	6%	7%	5%	12%	8%
Liquid Credit (b)	2%	2%	3%	3%	4%	4%	6%	6%	5%	5%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of June 30,		As of June 30,
	2024	2023	2024	2023

	(Dollars in Thousands)
Credit & Insurance (b)	$98,471,521	$84,442,287	96%	93%

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

(b)
For the Credit & Insurance managed funds, at June 30, 2024, the incremental appreciation needed for the 4% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $915.6 million, a decrease of $(1.3) billion, compared to $2.2 billion at June 30, 2023. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of June 30, 2024, 6% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing
The following table presents the results of operations for our Multi-Asset Investing segment:

	Three Months Ended				Six Months Ended
	June 30,		2024 vs. 2023		June 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$116,602	$117,805	$(1,203)	-1%	$231,641	$239,227	$(7,586)	-3%
Transaction and Other Fees, Net	908	952	(44)	-5%	1,979	2,056	(77)	-4%
Management Fee Offsets	(80)	(1)	(79)	n/m	(80)	(3)	(77)	n/m

Total Management Fees, Net	117,430	118,756	(1,326)	-1%	233,540	241,280	(7,740)	-3%
Fee Related Compensation	(37,890)	(42,276)	4,386	-10%	(76,318)	(84,824)	8,506	-10%
Other Operating Expenses	(24,960)	(27,551)	2,591	-9%	(49,565)	(51,702)	2,137	-4%

Fee Related Earnings	54,580	48,929	5,651	12%	107,657	104,754	2,903	3%

Realized Performance Revenues	16,373	5,472	10,901	199%	37,805	9,714	28,091	289%
Realized Performance Compensation	(8,263)	(1,043)	(7,220)	692%	(13,622)	(3,814)	(9,808)	257%
Realized Principal Investment Income (Loss)	283	295	(12)	-4%	(17,962)	1,628	(19,590)	n/m

Net Realizations	8,393	4,724	3,669	78%	6,221	7,528	(1,307)	-17%

Segment Distributable Earnings	$62,973	$53,653	$9,320	17%	$113,878	$112,282	$1,596	1%

n/m  Not meaningful.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Segment Distributable Earnings were $63.0 million for the three months ended June 30, 2024, an increase of $9.3 million, compared to $53.7 million for the three months ended June 30, 2023. The increase in Segment Distributable Earnings was attributable to increases of $5.7 million in Fee Related Earnings and $3.7 million in Net Realizations.
Nearly all strategies across our Multi-Asset Investing segment exhibited positive performance in the second quarter of 2024, with significantly less volatility than the broader markets. The Absolute Return Composite had its seventeenth consecutive quarter of positive performance, benefiting from performance across strategies, including equities, credit and quantitative. Segment Distributable Earnings in the Multi-Asset Investing segment would likely be negatively impacted, however, by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic factors. In addition, certain of our strategies are designed to benefit from a high interest rate environment. A steep decline in interest rates may make it more difficult for these Multi-Asset Investing strategies to replicate their positive performance. Conversely, if interest rates remain
at sustained high levels for an extended period, certain investors may seek to reallocate capital away from traditional Multi-Asset Investing strategies in favor of fixed income investments. Outperformance by our Multi-Asset Investing segment strategies in a weak market environment has in some cases resulted in such strategies representing an increasing portion of the value of certain investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in the segment, or result in such investors seeking to withdraw capital from such funds.

Fee Related Earnings
Fee Related Earnings were $54.6 million for the three months ended June 30, 2024, an increase of $5.7 million, compared to $48.9 million for the three months ended June 30, 2023. The increase in Fee Related Earnings was primarily attributable to a decrease of $4.4 million in Fee Related Compensation.
Fee Related Compensation was $37.9 million for the three months ended June 30, 2024, a decrease of $4.4 million, compared to $42.3 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $8.4 million for the three months ended June 30, 2024, an increase of $3.7 million, compared to $4.7 million for the three months ended June 30, 2023. The increase in Net Realizations was primarily attributable to an increase of $10.9 million in Realized Performance Revenues, partially offset by an increase of $7.2 million in Realized Performance Compensation.
Realized Performance Revenues were $16.4 million for the three months ended June 30, 2024, an increase of $10.9 million, compared to $5.5 million for the three months ended June 30, 2023. The increase was primarily due to higher Realized Performance Revenues in Absolute Return.
Realized Performance Compensation was $8.3 million for the three months ended June 30, 2024, an increase of $7.2 million, compared to $1.0 million for the three months ended June 30, 2023. The increase was primarily due to the increase in Realized Performance Revenues.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Segment Distributable Earnings were $113.9 million for the six months ended June 30, 2024, an increase of $1.6 million, compared to $112.3 million for the six months ended June 30, 2023. The increase in Segment Distributable Earnings was attributable to an increase of $2.9 million in Fee Related Earnings, partially offset by a decrease of $1.3 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $107.7 million for the six months ended June 30, 2024, an increase of $2.9 million, compared to $104.8 million for the six months ended June 30, 2023. The increase in Fee Related Earnings was primarily attributable to a decrease of $8.5 million in Fee Related Compensation, partially offset by a decrease of $7.7 million in Management Fees, Net.
Fee Related Compensation was $76.3 million for the six months ended June 30, 2024, a decrease of $8.5 million, compared to $84.8 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Management Fees, Net were $233.5 million for the six months ended June 30, 2024, a decrease of $7.7 million, compared to $241.3 million for the six months ended June 30, 2023, primarily due to a decrease in Base Management Fees. Base Management Fees decreased $7.6 million, primarily driven by a decrease in
Fee-Earning
Assets Under Management in Absolute Return.
Net Realizations
Net Realizations were $6.2 million for the six months ended June 30, 2024, a decrease of $1.3 million, compared to $7.5 million for the six months ended June 30, 2023. The decrease in Net Realizations was attributable to a decrease of $19.6 million in Realized Principal Investment Income (Loss) and an increase of $9.8 million in Realized Performance Compensation, partially offset by an increase of $28.1 million in Realized Performance Revenues.

Realized Principal Investment Income (Loss) was $(18.0) million for the six months ended June 30, 2024, a decrease of $19.6 million, compared to $1.6 million for the six months ended June 30, 2023. The decrease was primarily due to higher realized losses in Multi Strategy.
Realized Performance Compensation was $13.6 million for the six months ended June 30, 2024, an increase of $9.8 million, compared to $3.8 million for the six months ended June 30, 2023. The increase was primarily due to the increase in Realized Performance Revenues.
Realized Performance Revenues were $37.8 million for the six months ended June 30, 2024, an increase of $28.1 million, compared to $9.7 million for the six months ended June 30, 2023. The increase was primarily due to higher Realized Performance Revenues in Absolute Return and Multi-Strategy.
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
The following table presents the return information of the Absolute Return Composite:

	Three				Six				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	June 30,				June 30,				June 30, 2024
	2024		2023		2024		2023		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	2%	2%	2%	2%	7%	6%	3%	2%	12%	11%	7%	6%	7%	6%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)
Absolute Return Composite covers the period from January 2000 to present, although BXMA’s inception date is September 1990. The Absolute Return Composite includes only BXMA-managed commingled and customized multi-manager funds and accounts and does not include BXMA’s liquid solutions, seeding, Multi-Strategy, Harvest and advisory
(non-discretionary)
platforms, except for investments by Absolute Return funds directly into those platforms. BXMA-managed funds in liquidation and, in the case of net returns, non-fee-paying
assets are also excluded. The funds/accounts that comprise the Absolute Return Composite are not managed within a single fund or account and are managed with different mandates. There is no guarantee that BXMA would have made the same mix of investments in a stand-alone fund/account. The Absolute Return Composite is not an investible product and, as such, the performance of the Absolute Return Composite does not represent the performance of an actual fund or account. The historical return is from January 1, 2000.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Benchmark (a)
	As of June 30,		As of June 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)	$48,232,338	$43,726,897	98%	85%

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

(b)
For the Multi-Asset Investing managed funds, at June 30, 2024, the incremental appreciation needed for the 2% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $161.4 million, a decrease of $(381.1) million, compared to $542.5 million at June 30, 2023. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of June 30, 2024, 21% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income (Loss) Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$444,414	$601,274	$1,291,800	$687,086
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	403,108	495,309	1,088,547	552,009
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	100,583	89,436	203,410	164,305
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	258	17,688	(39,411)	10,988

Net Income	948,363	1,203,707	2,544,346	1,414,388
Provision for Taxes	260,246	223,269	543,917	270,944

Net Income Before Provision for Taxes	1,208,609	1,426,976	3,088,263	1,685,332
Transaction-Related and Non-Recurring Items (a)	4,962	2,228	57,159	10,849
Amortization of Intangibles (b)	7,333	7,412	14,666	18,753
Impact of Consolidation (c)	(100,841)	(107,124)	(163,999)	(175,293)
Unrealized Performance Revenues (d)	(122,239)	(114,379)	(568,175)	644,937
Unrealized Performance Allocations Compensation (e)	101,680	54,155	282,580	(259,094)
Unrealized Principal Investment (Income) Loss (f)	38,125	(160,702)	(404,851)	318,418
Other Revenues (g)	(19,541)	31,718	(64,288)	45,898
Equity-Based Compensation (h)	295,396	249,755	613,175	517,889
Administrative Fee Adjustment (i)	2,465	2,413	4,942	4,860
Taxes and Related Payables (j)	(163,728)	(180,380)	(340,873)	(351,385)

Distributable Earnings	1,252,221	1,212,072	2,518,599	2,461,164
Taxes and Related Payables (j)	163,728	180,380	340,873	351,385
Net Interest and Dividend (Income) Loss (k)	3,425	(46,110)	13,226	(37,002)

Total Segment Distributable Earnings	1,419,374	1,346,342	2,872,698	2,775,547
Realized Performance Revenues (l)	(542,889)	(388,423)	(1,079,282)	(1,029,949)
Realized Performance Compensation (m)	251,057	178,370	504,081	474,394
Realized Principal Investment Income (n)	(16,572)	7,461	(26,510)	(36,230)

Fee Related Earnings	$1,110,970	$1,143,750	$2,270,987	$2,183,762

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,252,221	$1,212,072	$2,518,599	$2,461,164
Interest Expense (o)	108,424	107,130	216,064	211,339
Taxes and Related Payables (j)	163,728	180,380	340,873	351,385
Depreciation and Amortization (p)	25,336	24,100	51,389	47,275

Adjusted EBITDA	$1,549,709	$1,523,682	$3,126,925	$3,071,163

(a)
This adjustment removes Transaction-Related and
Non-Recurring
Items, which are excluded from Blackstone’s segment presentation. Transaction-Related and
Non-Recurring
Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring
gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring
gains, losses or other charges that affect
period-to-period
comparability and are not reflective of Blackstone’s operational performance. For the six months ended June 30, 2024, this adjustment includes removal of an accrual for an estimated liability for a legal matter.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$122,229	$114,395	$568,172	$(644,817)
Segment Adjustment	10	(16)	3	(120)

Unrealized Performance Revenues	$122,239	$114,379	$568,175	$(644,937)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$(31,776)	$164,089	$429,847	$(327,328)
Segment Adjustment	(6,349)	(3,387)	(24,996)	8,910

Unrealized Principal Investment Income (Loss)	$(38,125)	$160,702	$404,851	$(318,418)

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related and
Non-Recurring
Items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
GAAP Other Revenue	$19,631	$(31,664)	$64,451	$(45,818)
Segment Adjustment	(90)	(54)	(163)	(80)

Other Revenues	$19,541	$(31,718)	$64,288	$(45,898)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Taxes	$141,656	$156,956	$297,529	$307,958
Related Payables	22,072	23,424	43,344	43,427

Taxes and Related Payables	$163,728	$180,380	$340,873	$351,385

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$104,999	$148,505	$202,838	$238,990
Segment Adjustment	—	4,735	—	9,351

Interest and Dividend Revenue	104,999	153,240	202,838	248,341

GAAP Interest Expense	108,616	108,096	216,819	212,537
Segment Adjustment	(192)	(966)	(755)	(1,198)

Interest Expense	108,424	107,130	216,064	211,339

Net Interest and Dividend Income (Loss)	$(3,425)	$46,110	$(13,226)	$37,002

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.
The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	June 30,
	2024	2023
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$3,621,676	$5,490,773
Equity Method Investments
Partnership Investments	6,107,429	5,585,603
Accrued Performance Allocations	11,132,801	11,496,244
Corporate Treasury Investments	176,330	707,079
Other Investments	5,388,053	3,768,922

Total GAAP Investments	$26,426,289	$27,048,621

Accrued Performance Allocations - GAAP	$11,132,801	$11,496,244
Due from Affiliates - GAAP (a)	235,767	197,998
Less: Net Realized Performance Revenues (b)	(146,832)	(283,131)
Less: Accrued Performance Compensation - GAAP (c)	(5,007,547)	(4,941,915)

Net Accrued Performance Revenues	$6,214,189	$6,469,196

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.

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
Total Assets were $40.6 billion as of June 30, 2024, an increase of $297.5 million from December 31, 2023. The increase in Total Assets was principally due to an increase of $1.2 billion in total assets attributable to consolidated operating partnerships, partially offset by a decrease of $796.1 million in total assets attributable to consolidated Blackstone Funds.

•
The increase in total assets attributable to consolidated operating partnerships was primarily due to increases of $1.0 billion in Investments and $410.0 million in Due from Affiliates, partially offset by a decrease of $574.4 million in Cash and Cash Equivalents.

o	The increase in Investments was primarily due to appreciation in our Private Equity segment, partially offset by net sales in our Private Equity segment.

o	The increase in Due from Affiliates was primarily due to an increase in amounts due from certain non-controlling interest holders and Blackstone employees.

o	The decrease in Cash and Cash Equivalents was primarily due to ongoing operating activities.

•
The decrease in total assets attributable to consolidated Blackstone Funds was primarily due to decreases of $697.8 million in Investments and $96.8 million in Cash Held by Blackstone Funds and Other, which were primarily due to the deconsolidation of two CLOs during the six months ended June 30, 2024.

Total Liabilities were $21.9 billion as of June 30, 2024, a decrease of $301.6 million from December 31, 2023. The decrease in Total Liabilities was principally due to a decrease of $911.6 million in total liabilities attributable to consolidated Blackstone Funds, partially offset by an increase of $562.6 million in total liabilities attributable to consolidated operating partnerships.

•
The decrease in total liabilities attributable to consolidated Blackstone Funds was primarily due to decreases of $556.8 million in Loans Payable and $336.4 million in Accounts Payable, Accrued Expenses and Other Liabilities, which were primarily due to the deconsolidation of two CLOs during the six months ended June 30, 2024.

•
The increase in total liabilities attributable to consolidated operating partnerships was primarily due to an increase of $455.4 million in Accrued Compensation and Benefits, which was primarily due to an increase in compensation-related accruals.

Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $4.325 billion committed revolving credit facility. As of June 30, 2024, Blackstone had $2.4 billion in Cash and Cash Equivalents, $176.3 million invested in Corporate Treasury Investments and $5.4 billion in Other Investments (which included $4.9 billion of liquid investments), against $10.6 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.
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

Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2024 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$22,671	$100,000	$7,557
BREP VIII	300,000	37,620	100,000	12,540
BREP IX	300,000	47,371	100,000	15,790
BREP X	300,000	224,623	100,000	74,874
BREP Europe III	100,000	11,257	35,000	3,752
BREP Europe IV	130,000	19,109	43,333	6,370
BREP Europe V	150,000	17,917	43,333	5,176
BREP Europe VI	130,000	44,383	43,333	14,794
BREP Europe VII	130,000	110,243	43,333	36,748
BREP Asia I	50,392	10,342	16,797	3,447
BREP Asia II	70,707	12,877	23,569	4,292
BREP Asia III	81,078	66,552	27,026	22,184
BREDS III	50,000	12,392	16,667	4,131
BREDS IV	50,000	15,751	49,113	15,471
BREDS V	50,000	50,000	48,070	48,070
BPP	319,671	16,335	—	—
Other (c)	35,492	15,565	—	—

Total Real Estate	2,547,340	735,008	789,574	275,196

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	81,400	250,000	28,275
BCP VII	500,000	36,635	225,000	16,486
BCP VIII	500,000	151,622	225,000	68,230
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	12,018	26,667	4,006
BEP III	80,000	27,907	26,667	9,302
BETP IV	70,102	70,102	23,367	23,367
BCEP I	117,747	27,016	18,992	4,358
BCEP II	160,000	112,965	32,640	23,045
BCP Asia I	40,000	5,869	13,333	1,956
BCP Asia II	100,000	74,993	33,333	24,998
Tactical Opportunities	491,747	212,575	163,916	70,858
Secondaries	1,488,269	729,767	1,165,505	617,825
BIP	388,701	91,850	—	—
BXLS	142,057	77,165	37,353	23,968
BXG	166,154	110,584	54,607	36,240
Other (c)	290,208	20,457	—	—

Total Private Equity	6,514,059	2,378,295	2,521,380	1,177,914

Credit & Insurance
Mezzanine / Opportunistic II	120,000	29,059	110,101	26,662
Mezzanine / Opportunistic III	130,783	34,664	98,118	26,006
Mezzanine / Opportunistic IV	122,000	56,859	115,908	54,019
Mezzanine / Opportunistic V	4,765	4,765	1,588	1,588
European Senior Debt I	63,000	5,084	56,882	4,590
European Senior Debt II	92,451	34,465	89,599	33,425
European Senior Debt III	22,704	16,379	7,568	5,460
Stressed / Distressed II	125,000	51,612	119,878	49,497
Stressed / Distressed III	151,000	94,089	146,432	91,242
Energy I	80,000	36,701	75,445	34,611
Energy II	150,000	103,971	148,577	102,985
Energy III	127,000	111,760	118,292	104,097
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	24,385	12,001
Insurance Platform	501,600	129,053	1,600	412
Other (c)	196,936	94,808	51,611	15,221

Total Credit & Insurance	1,964,841	835,571	1,216,654	581,025

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance II	$50,000	$1,482	$—	$—
Strategic Alliance III	22,000	17,651	—	—
Strategic Alliance IV	15,000	13,411	—	—
Dislocation	20,000	12,274	—	—
Other (c)	6,454	1,995	—	—

Total Multi-Asset Investing	113,454	46,813	—	—

Other
Treasury (d)	1,007,315	862,925	—	—

	$12,147,009	$4,858,612	$4,527,608	$2,034,135

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

Borrowings
As of June 30, 2024, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$10,642,600

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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of June 30, 2024 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	July 1, 2024 to
Contractual Obligations	December 31, 2024	2025-2026	2027-2028	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$84,739	$353,659	$416,607	$1,237,384	$2,092,389
Purchase Obligations	93,497	132,801	36,744	4,058	267,100
Blackstone Operating Borrowings (b)	-	978,441	1,575,679	8,128,430	10,682,550
Interest on Blackstone Operating Borrowings (c)	280,297	689,183	622,761	3,264,553	4,856,794
Borrowings of Consolidated Blackstone Funds	-	-	-	141,792	141,792
Interest on Borrowings of Consolidated Blackstone Funds	5,729	22,917	22,917	20,531	72,094
Blackstone Funds Capital Commitments to Investee Funds (d)	359,563	-	-	-	359,563
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	-	197,062	267,833	1,214,277	1,679,172
Unrecognized Tax Benefits, Including Interest and Penalties (f)	-	-	-	-	-
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	4,858,612	-	-	-	4,858,612

Consolidated Contractual Obligations	5,682,437	2,374,063	2,942,541	14,011,025	25,010,066
Borrowings of Consolidated Blackstone Funds	-	-	-	(141,792)	(141,792)
Interest on Borrowings of Consolidated Blackstone Funds	(5,729)	(22,917)	(22,917)	(20,531)	(72,094)
Blackstone Funds Capital Commitments to Investee Funds (d)	(359,563)	-	-	-	(359,563)

Blackstone Operating Entities Contractual Obligations	$5,317,145	$2,351,146	$2,919,624	$13,848,702	$24,436,617

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

(b)
Represents the principal amounts due on our senior notes and secured borrowings. For our senior notes, we assume no pre-payments
and the borrowings are held until their final maturity. For our secured borrowings we project pre-payments
based on the performance of the underlying assets and principal may be paid down in full prior to their stated maturity. As of June 30, 2024, we had no borrowings outstanding under our revolver.

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
non-controlling
interest holders.

(f)
Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $240.3 million and interest of $78.3 million as of June 30, 2024; therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our condensed consolidated financial statements as of June 30, 2024.
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

Share Repurchase Program
During the three and six months ended June 30, 2024, Blackstone repurchased 2.0 million and 2.7 million shares of common stock at a total cost of $244.3 million and $332.7 million, respectively. As of June 30, 2024, prior to the July 16, 2024 authorization, the amount remaining available for repurchases under the program was $424.1 million.
On July 16, 2024, Blackstone’s board of directors authorized the repurchase of up to $2.0 billion of common stock and Blackstone Holdings Partnership Units. This authorization replaced Blackstone’s prior $2.0 billion repurchase authorization. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual number repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
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

With respect to the second quarter of fiscal year 2024, we declared to stockholders of our common stock a dividend of $0.82 per share, aggregating to $1.65 per share of common stock in respect of the two fiscal quarters ended June 30, 2024. With respect to fiscal year 2023, we paid stockholders aggregate dividends of $3.35 per share.
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

The following table presents information regarding financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased
	(Dollars in Millions)
Balance, June 30, 2024	$9.6	$3.9
Balance, December 31, 2023	$—	$3.9
Six Months Ended June 30, 2024
Average Daily Balance	$0.2	$3.9
Maximum Daily Balance	$9.6	$3.9
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of June 30, 2024 as compared to December 31, 2023. For additional information, refer to our Annual Report on
Form 10-K
for the year ended December 31, 2023.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended June 30, 2024:

				Approximate Dollar
		Average	Total Number of Shares	Value of Shares that
	Total Number	Price Paid	Purchased as Part of	May Yet Be Purchased
	of Shares	per	Publicly Announced	Under the Program
Period	Purchased	Share	Plans or Programs (a)	(Dollars in Thousands) (a)
Apr. 1 - Apr. 30, 2024	—	$—	—	$668,363
May 1 - May 31, 2024	567,567	$122.98	567,567	$598,562
Jun. 1 - Jun. 30, 2024	1,432,433	$121.81	1,432,433	$424,075

	2,000,000		2,000,000

(a)
On July 16, 2024, Blackstone’s board of directors authorized the repurchase of up to $2.0 billion of common stock and Blackstone Holdings Partnership Units. This authorization replaced Blackstone’s prior $2.0 billion repurchase authorization. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13. Earnings Per Share and Stockholders’ Equity — Share Repurchase Program” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Share Repurchase Program” for further information regarding this repurchase program.

As permitted by our policies and procedures governing transactions in our securities by our directors, executive officers and other employees, from time to time some of these persons may establish plans or arrangements complying with
Rule 10b5-1
under the Exchange Act, and similar plans and arrangements relating to our common stock and Blackstone Holdings Partnership Units.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Election of Directors
On
July 31, 2024
, Blackstone Group Management L.L.C., by a written consent as the sole holder of our Series II preferred stock, elected Stephen A. Schwarzman, Jonathan D. Gray, Joseph P. Baratta, William G. Parrett, Kelly A. Ayotte, James W. Breyer, Reginald J. Brown, Rochelle B. Lazarus, and Ruth Porat as directors of Blackstone Inc. Each director was serving as a director of Blackstone Inc. at the time of election.

Annual Meeting of Stockholders
We will hold our 2024 annual meeting of stockholders (the “Annual Meeting”) at 9:00 a.m., Eastern Time, on September 17, 2024. The Annual Meeting will be held in a virtual meeting format only. Stockholders of record at the close of business on August 12, 2024 (the “Record Date”) can attend the meeting at https://event.webcasts.com/starthere.jsp?ei=1678314&tp_key=f6003bfcbc. In order to access the Annual Meeting, please be prepared to confirm your ownership of common stock as of the Record Date. Please note that there will not be any matter for stockholders to vote on at the Annual Meeting, and, as such, no action is expected to be taken at the Annual Meeting. Please note that we are not planning on providing any update on our business during the Annual Meeting.
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
Date: August 2, 2024

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)