Form 10-Q
period 2024-09-30
Blackstone Inc.
filed 2024-11-01
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-33551

Blackstone Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8875684 (I.R.S. Employer Identification No.)
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
☐
No
☒
As of October 25, 2024, there were 722,002,699 shares of common stock of the registrant outstanding.

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
We refer to our flagship Corporate Private Equity funds as Blackstone Capital Partners (“BCP”) funds, our energy-focused private equity funds as Blackstone Energy Transition Partners (“BETP”) funds, our core private equity funds as Blackstone Core Equity Partners (“BCEP”), our opportunistic investment platform that invests globally across asset classes, industries and geographies as Blackstone Tactical Opportunities (“Tactical Opportunities”), our secondary funds business, Strategic Partners Fund Solutions (“Strategic Partners”) together with our business that targets minority investments in the general partners of private equity and other private market alternative asset management firms (“GP Stakes”) as “Secondaries,’’ our infrastructure-focused funds as Blackstone Infrastructure Partners (“BIP”), including vehicles primarily focused in the U.S. (“BIP U.S.”) and in Europe (“BIP Europe”), our life sciences investment platform as Blackstone Life Sciences (“BXLS”), our growth equity investment platform as Blackstone Growth (“BXG”), our investment platform offering eligible individual investors access to Blackstone’s private equity capabilities as the Blackstone Private Equity Strategies Fund Program (“BXPE”), our multi-asset investment program for eligible high net worth investors offering exposure to certain of our key illiquid investment strategies through a single commitment as Blackstone Total Alternatives Solution (“BTAS”) and our capital markets services business as Blackstone Capital Markets (“BXCM”).
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
“Total Assets Under Management” refers to the assets we manage. Our Total Assets Under Management equals the sum of:

(a)
the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods,

(b)
the net asset value of (1) our hedge funds, real estate debt carry funds, BPP, certain co-investments managed by us, certain credit-focused funds, and our Multi-Asset Investing drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods), and (2) our funds of hedge funds, our Multi-Asset Investing registered investment companies, BREIT, BEPIF and BXPE,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,
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
(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,
(d)
the net asset value of our funds of hedge funds, hedge funds, BPP, certain co-investments managed by us, certain registered investment companies, BREIT, BEPIF, BXPE and certain of our Multi-Asset Investing drawdown funds,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,
(f)	the net proceeds received from equity offerings and accumulated distributable earnings of BXMT, subject to certain adjustments,
(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs, and
(h)	the gross amount of assets (including leverage) or the net assets for certain of our credit-focused registered investment companies and BDCs.
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
This report does not constitute an offer of any Blackstone Fund.

Part I. Financial Information

Item 1.	Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2024	2023
Assets
Cash and Cash Equivalents	$2,353,332	$2,955,866
Cash Held by Blackstone Funds and Other	180,545	316,197
Investments	28,322,715	26,146,622
Accounts Receivable	300,004	193,365
Due from Affiliates	5,163,883	4,466,521
Intangible Assets, Net	174,265	201,208
Goodwill	1,890,202	1,890,202
Other Assets	933,990	944,848
Right-of-Use Assets	978,699	841,307
Deferred Tax Assets	2,277,807	2,331,394

Total Assets	$42,575,442	$40,287,530

Liabilities and Equity
Loans Payable	$10,752,246	$11,304,059
Due to Affiliates	2,620,530	2,393,410
Accrued Compensation and Benefits	6,398,365	5,247,766
Operating Lease Liabilities	1,136,671	989,823
Accounts Payable, Accrued Expenses and Other Liabilities	2,202,689	2,277,258

Total Liabilities	23,110,501	22,212,316

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	892,846	1,179,073

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (730,699,964 shares issued and outstanding as of September 30, 2024; 719,358,114 shares issued and outstanding as of December 31, 2023)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Additional Paid-in-Capital	6,257,788	6,175,190
Retained Earnings	760,471	660,734
Accumulated Other Comprehensive Loss	(10,609)	(19,133)

Total Stockholders’ Equity of Blackstone Inc.	7,007,657	6,816,798
Non-Controlling Interests in Consolidated Entities	6,015,967	5,177,255
Non-Controlling Interests in Blackstone Holdings	5,548,471	4,902,088

Total Equity	18,572,095	16,896,141

Total Liabilities and Equity	$42,575,442	$40,287,530

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

	September 30,	December 31,
	2024	2023
Assets
Cash Held by Blackstone Funds and Other	$180,545	$316,197
Investments	3,873,027	4,319,483
Accounts Receivable	39,826	6,995
Due from Affiliates	10,121	12,762
Other Assets	3,534	770

Total Assets	$4,107,053	$4,656,207

Liabilities
Loans Payable	$107,715	$687,122
Due to Affiliates	166,535	123,909
Accounts Payable, Accrued Expenses and Other Liabilities	73,703	391,172

Total Liabilities	$347,953	$1,202,203

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Management and Advisory Fees, Net	$1,794,894	$1,655,443	$5,309,355	$5,023,128

Incentive Fees	191,794	158,801	559,434	454,754

Investment Income (Loss)
Performance Allocations
Realized	414,755	453,690	1,598,913	1,602,668
Unrealized	1,154,918	(63,204)	1,723,090	(708,021)
Principal Investments
Realized	95,235	94,313	247,877	257,206
Unrealized	(1,864)	69,340	427,983	(257,988)

Total Investment Income	1,663,044	554,139	3,997,863	893,865

Interest and Dividend Revenue	109,774	109,133	312,612	348,123
Other	(96,312)	63,769	(31,861)	17,951

Total Revenues	3,663,194	2,541,285	10,147,403	6,737,821

Expenses
Compensation and Benefits
Compensation	732,041	700,268	2,293,491	2,153,570
Incentive Fee Compensation	73,464	65,432	224,310	192,940
Performance Allocations Compensation
Realized	169,740	168,620	689,370	670,610
Unrealized	465,099	11,866	747,679	(247,228)

Total Compensation and Benefits	1,440,344	946,186	3,954,850	2,769,892
General, Administrative and Other	340,945	279,186	1,022,823	827,614
Interest Expense	111,337	110,599	328,156	323,136
Fund Expenses	3,470	38,934	13,380	118,918

Total Expenses	1,896,096	1,374,905	5,319,209	4,039,560

Other Income (Loss)
Change in Tax Receivable Agreement Liability	—	—	—	1,887
Net Gains (Losses) from Fund Investment Activities	42,842	(49,078)	70,009	102,486

Total Other Income (Loss)	42,842	(49,078)	70,009	104,373

Income Before Provision for Taxes	1,809,940	1,117,302	4,898,203	2,802,634
Provision for Taxes	245,303	196,560	789,220	467,504

Net Income	1,564,637	920,742	4,108,983	2,335,130
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(22,184)	(92,577)	(61,595)	(81,589)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	202,929	20,716	406,339	185,021
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	603,057	440,609	1,691,604	992,618

Net Income Attributable to Blackstone Inc.	$780,835	$551,994	$2,072,635	$1,239,080

Net Income Per Share of Common Stock
Basic	$1.02	$0.73	$2.71	$1.64

Diluted	$1.02	$0.73	$2.71	$1.64

Weighted-Average Shares of Common Stock Outstanding
Basic	768,230,595	757,958,602	765,747,924	754,211,390

Diluted	768,280,366	758,046,096	765,933,326	754,456,326

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income	$1,564,637	$920,742	$4,108,983	$2,335,130
Other Comprehensive Income (Loss) – Currency Translation Adjustment	75,461	(67,046)	30,493	(20,754)

Comprehensive Income	1,640,098	853,696	4,139,476	2,314,376

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	14,035	(129,432)	(45,207)	(84,903)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	202,929	20,716	406,339	185,021
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	618,291	431,471	1,697,185	985,961

Comprehensive Income Attributable to Non-Controlling Interests	835,255	322,755	2,058,317	1,086,079

Comprehensive Income Attributable to Blackstone Inc.	$804,843	$530,941	$2,081,159	$1,228,297

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at June 30, 2024	722,540,712	$7	$6,260,619	$607,564	$(34,617)	$6,833,573	$5,682,606	$5,269,248	$17,785,427	$888,868
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	87,643	—	87,643	—
Net Income (Loss)	—	—	—	780,835	—	780,835	202,929	603,057	1,586,821	(22,184)
Currency Translation Adjustment	—	—	—	—	24,008	24,008	—	15,234	39,242	36,219
Capital Contributions	—	—	—	—	—	—	186,158	3,218	189,376	43,083
Capital Distributions	—	—	—	(627,928)	—	(627,928)	(141,949)	(446,490)	(1,216,367)	(53,140)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(1,420)	—	(1,420)	—
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	52,997	—	—	52,997	—	—	52,997	—
Equity-Based Compensation	—	—	162,407	—	—	162,407	—	102,347	264,754	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	7,259,786	—	(75,561)	—	—	(75,561)	—	—	(75,561)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(1,000,000)	—	(140,817)	—	—	(140,817)	—	—	(140,817)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(23,823)	—	—	(23,823)	—	23,823	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,899,466	—	21,966	—	—	21,966	—	(21,966)	—	—

Balance at September 30, 2024	730,699,964	$7	$6,257,788	$760,471	$(10,609)	$7,007,657	$6,015,967	$5,548,471	$18,572,095	$892,846

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
					Accumulated					Redeemable
					Other		Non-	Non-		Non-
					Compre-		Controlling	Controlling		Controlling
			Additional	Retained	hensive	Total	Interests in	Interests in		Interests in
	Common	Common	Paid-in-	Earnings	Income	Stockholders’	Consolidated	Blackstone	Total	Consolidated
	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Entities	Holdings	Equity	Entities
Balance at December 31, 2023	719,358,114	$7	$6,175,190	$660,734	$(19,133)	$6,816,798	$5,177,255	$4,902,088	$16,896,141	$1,179,073
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	87,643	—	87,643	1,065
Net Income (Loss)	—	—	—	2,072,635	—	2,072,635	406,339	1,691,604	4,170,578	(61,595)
Currency Translation Adjustment	—	—	—	—	8,524	8,524	—	5,581	14,105	16,388
Capital Contributions	—	—	—	—	—	—	700,343	8,160	708,503	55,316
Capital Distributions	—	—	—	(1,972,898)	—	(1,972,898)	(416,359)	(1,371,073)	(3,760,330)	(228,310)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	(134)	—	—	(134)	60,746	—	60,612	(69,091)
Deferred Tax Effects Resulting from Acquisition of Ownership Interests from Non-Controlling Interest Holders	—	—	121,541	—	—	121,541	—	—	121,541	—
Equity-Based Compensation	—	—	535,526	—	—	535,526	—	339,016	874,542	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	10,309,560	—	(127,730)	—	—	(127,730)	—	—	(127,730)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,700,000)	—	(473,510)	—	—	(473,510)	—	—	(473,510)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(26,617)	—	—	(26,617)	—	26,617	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	4,732,290	—	53,522	—	—	53,522	—	(53,522)	—	—

Balance at September 30, 2024	730,699,964	$7	$6,257,788	$760,471	$(10,609)	$7,007,657	$6,015,967	$5,548,471	$18,572,095	$892,846

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net Income	$4,108,983	$2,335,130
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Realized Gains on Investments	(2,016,277)	(2,171,161)
Changes in Unrealized (Gains) Losses on Investments	(512,196)	236,161
Non-Cash Performance Allocations	(1,723,090)	708,021
Non-Cash Performance Allocations and Incentive Fee Compensation	1,656,373	612,097
Equity-Based Compensation Expense	885,862	797,762
Amortization of Intangibles	26,944	31,073
Other Non-Cash Amounts Included in Net Income	(141,766)	(691,415)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities	22,101	—
Cash Relinquished with Deconsolidation of Fund Entities	(113,224)	(113,588)
Accounts Receivable	(133,900)	(236,453)
Due from Affiliates	(445,388)	101,157
Other Assets	(41,946)	(44,728)
Accrued Compensation and Benefits	(557,187)	(510,514)
Accounts Payable, Accrued Expenses and Other Liabilities	237,730	88,010
Due to Affiliates	2,713	(3,955)
Investments Purchased	(1,313,128)	(2,437,975)
Cash Proceeds from Sale of Investments	3,377,653	4,461,596

Net Cash Provided by Operating Activities	3,320,257	3,161,218

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(49,523)	(192,904)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	(5,420)

Net Cash Used in Investing Activities	(49,523)	(198,324)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(650,455)	(795,554)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	747,180	591,547
Payments Under Tax Receivable Agreement	(87,508)	(64,634)
Net Settlement of Vested Common Stock and Repurchase of Common Stock	(601,240)	(374,401)

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended September 30,
	2024	2023
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(83,787)	$(469,460)
Dividends/Distributions to Stockholders and Unitholders	(3,335,811)	(3,229,127)

Net Cash Used in Financing Activities	(4,011,621)	(4,341,629)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	2,701	(5,185)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Decrease	(738,186)	(1,383,920)
Beginning of Period	3,272,063	4,493,715

End of Period	$2,533,877	$3,109,795

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$269,804	$292,525

Payments for Income Taxes	$492,142	$460,531

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$8,160	$18,566

Non-Cash Distributions to Non-Controlling Interest Holders	$(2,374)	$(107,232)

Transfer of Interests to Non-Controlling Interest Holders	$(8,345)	$(3,072)

Change in Blackstone Inc.’s Ownership Interest	$(26,617)	$(15,867)

Net Settlement of Vested Common Stock	$925,711	$617,197

Conversion of Blackstone Holdings Units to Common Stock	$53,522	$44,588

Acquisition of Ownership Interests from Non-Controlling Interest Holders
Deferred Tax Asset	$(274,453)	$(98,627)

Due to Affiliates	$152,912	$91,770

Equity	$121,541	$6,857

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	September 30,	December 31,
	2024	2023
Cash and Cash Equivalents	$2,353,332	$2,955,866
Cash Held by Blackstone Funds and Other	180,545	316,197

	$2,533,877	$3,272,063

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
2.   Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Blackstone have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Blackstone’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone takes possession of securities purchased under reverse repurchase agreements and is permitted to repledge, deliver or otherwise use such securities. Blackstone also pledges its financial instruments to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments in the Condensed Consolidated Statements of Financial Condition. Additional disclosures relating to repurchase agreements are included in Note 10. “Repurchase Agreements.”
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
Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.
3.  Intangible Assets
Intangible Assets, Net consists of the following:

	September 30,	December 31,
	2024	2023
Finite-Lived Intangible Assets/Contractual Rights	$1,769,372	$1,769,372
Accumulated Amortization	(1,595,107)	(1,568,164)

Intangible Assets, Net	$174,265	$201,208

Amortization expense associated with Blackstone’s intangible assets was $9.0 million and $26.9 million for the three and nine months ended September 30, 2024, respectively, and $9.0 million and $31.1 million for the three and nine months ended September 30, 2023, respectively.
Amortization of Intangible Assets held at September 30, 2024 is expected to be $35.9 million, $35.9 million, $35.7 million, $34.6 million, and $17.8 million for each of the years ending December 31, 2024, 2025, 2026, 2027, and 2028, respectively. Blackstone’s Intangible Assets as of September 30, 2024 are expected to amortize over a weighted-average period of 5.5 years.
4.  Investments
Investments consist of the following:

	September 30,	December 31,
	2024	2023
Investments of Consolidated Blackstone Funds	$3,873,027	$4,319,483
Equity Method Investments
Partnership Investments	6,295,704	5,924,275
Accrued Performance Allocations	12,411,485	10,775,355
Corporate Treasury Investments	147,642	803,870
Other Investments	5,594,857	4,323,639

	$28,322,715	$26,146,622

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $431.5 million and $1.0 billion at September 30, 2024 and December 31, 2023, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Realized Gains (Losses)	$10,721	$(2,624)	$(29,725)	$18,184
Net Change in Unrealized Gains (Losses)	28,698	(19,145)	84,216	21,805

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	39,419	(21,769)	54,491	39,989
Interest and Dividend Revenue and Foreign Exchange Gains (Losses) Attributable to Consolidated Blackstone Funds	3,423	(27,309)	15,518	62,497

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$42,842	$(49,078)	$70,009	$102,486

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2024 and 2023, no individual equity method investment held by Blackstone met the significance criteria.
Partnership Investments
Blackstone recognized net gains (losses) related to its Partnership Investments accounted for under the equity method of $215.3 million and $48.1 million for the three months ended September 30, 2024 and 2023, respectively. Blackstone recognized net gains (losses) related to its equity method investments of $512.4 million and $208.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real	Private	Credit &	Multi-Asset
	Estate	Equity	Insurance	Investing	Total
Accrued Performance Allocations, December 31, 2023	$2,990,602	$7,093,920	$599,779	$91,054	$10,775,355
Performance Allocations as a Result of Changes in Fund Fair Values	170,069	2,732,551	399,619	150,739	3,452,978
Foreign Exchange Gain	1,764	—	—	—	1,764
Fund Distributions	(432,118)	(1,109,686)	(180,658)	(96,150)	(1,818,612)

Accrued Performance Allocations, September 30, 2024	$2,730,317	$8,716,785	$818,740	$145,643	$12,411,485

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Realized Losses	$(11)	$(2,283)	$(2,660)	$(2,206)
Net Change in Unrealized Gains (Losses)	6,935	(7,425)	9,711	1,161

	$6,924	$(9,708)	$7,051	$(1,045)

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $357.9 million as of September 30, 2024. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 8. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Realized Gains (Losses)	$(3,702)	$2,305	$1,114	$(13,880)
Net Change in Unrealized Gains (Losses)	(21,118)	149,851	426,250	(5,334)

	$(24,820)	$152,156	$427,364	$(19,214)

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.  Net Asset Value as Fair Value
A summary of fair value by strategy type and ability to redeem such investments as of September 30, 2024 is presented below:

		Redemption
		Frequency	Redemption
Strategy (a)	Fair Value	(if currently eligible)	Notice Period
Equity	$413,313	(b)	(b)
Real Estate	83,505	(c)	(c)
Other	6,952	(d)	(d)

	$503,770

(a)	As of September 30, 2024, Blackstone had no unfunded commitments.
(b)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 69% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 31% of the fair value of the investments in this category are redeemable as of the reporting date.

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

	September 30, 2024				December 31, 2023
	Assets		Liabilities		Assets		Liabilities
		Fair		Fair		Fair		Fair
	Notional	Value	Notional	Value	Notional	Value	Notional	Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$623,740	$124,009	$601,000	$72,600	$634,840	$145,798	$607,000	$86,589
Foreign Currency Contracts	445,761	12,292	181,298	2,092	387,102	11,442	334,228	3,538
Credit Default Swaps	—	—	640	9	3,108	479	3,748	508
Total Return Swaps	30,062	5,636	—	—	63,158	13,171	—	—
Equity Options	—	—	1,139,349	857,632	—	—	1,110,490	563,986

	1,099,563	141,937	1,922,287	932,333	1,088,208	170,890	2,055,466	654,621

Investments of Consolidated Blackstone Funds
Interest Rate Contracts	982,952	13,819	843,764	17,066	855,683	19,189	—	—

	982,952	13,819	843,764	17,066	855,683	19,189	—	—

	$2,082,515	$155,756	$2,766,051	$949,399	$1,943,891	$190,079	$2,055,466	$654,621

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$—	$2,213	$(614)	$2,360
Foreign Currency Contracts	3,078	(3,072)	6,380	6,951
Credit Default Swaps	—	—	75	(413)
Total Return Swaps	6,455	3,436	19,325	14,461

	9,533	2,577	25,166	23,359

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	(23,272)	(3,148)	(1,176)	(371)
Foreign Currency Contracts	8,028	(3,375)	2,413	(11,213)
Credit Default Swaps	(2)	2	(54)	366
Total Return Swaps	(3,592)	884	(6,930)	(1,293)
Equity Options	(106,119)	(38,710)	(293,646)	(211,586)

	(124,957)	(44,347)	(299,393)	(224,097)

	$(115,424)	$(41,770)	$(274,227)	$(200,738)

As of September 30, 2024 and December 31, 2023, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.  Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	September 30,	December 31,
	2024	2023
Assets
Loans and Receivables	$192,271	$60,738
Equity and Preferred Securities	3,372,042	2,894,302
Debt Securities	63,735	63,486
Assets of Consolidated CLO Vehicles
Corporate Loans	90,875	938,801

	$3,718,923	$3,957,327

Liabilities
CLO Notes Payable	$107,715	$687,122
Corporate Treasury Commitments	1,470	1,264

	$109,185	$688,386

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended September 30,
	2024		2023
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(625)	$406	$(520)	$406
Equity and Preferred Securities	884	(21,743)	406	11,538
Debt Securities	—	87	—	(904)
Assets of Consolidated CLO Vehicles
Corporate Loans	(438)	1,065	47	703

	$(179)	$(20,185)	$(67)	$11,743

Liabilities
CLO Notes Payable	$—	$(391)	$—	$(907)
Corporate Treasury Commitments	—	16	—	2,213

	$—	$(375)	$—	$1,306

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Nine Months Ended September 30,
	2024		2023
		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized
	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Assets
Loans and Receivables	$(3,647)	$218	$(6,515)	$4,330
Equity and Preferred Securities	6,072	(23,094)	(776)	(6,763)
Debt Securities	—	(2,034)	—	(3,611)
Assets of Consolidated CLO Vehicles
Corporate Loans	(3,042)	2,520	(6,152)	5,335

	$(617)	$(22,390)	$(13,443)	$(709)

Liabilities
CLO Notes Payable	$—	$1,384	$—	$16
Corporate Treasury Commitments	—	(206)	—	6,586

	$—	$1,178	$—	$6,602

The following table presents information for those financial instruments for which the fair value option was elected:

	September 30, 2024			December 31, 2023
		For Financial Assets			For Financial Assets
		Past Due (a)			Past Due (a)
	Excess (Deficiency)		Excess (Deficiency)	Excess (Deficiency)		Excess (Deficiency)
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$2,099	$—	$—	$675	$—	$—
Debt Securities	(55,104)	—	—	(52,577)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(2,990)	1,313	—	(8,751)	1,345	—

	$(55,995)	$1,313	$—	$(60,653)	$1,345	$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of September 30, 2024 and December 31, 2023, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status and there were two Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected that were past due but was not in non-accrual status.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.  Fair Value Measurements of Financial Instruments
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	September 30, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$59,326	$—	$—	$—	$59,326

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (a)	9,099	128,405	3,118,501	496,818	3,752,823
Debt Instruments	—	90,173	16,212	—	106,385
Freestanding Derivatives	—	13,819	—	—	13,819

Total Investments of Consolidated Blackstone Funds	9,099	232,397	3,134,713	496,818	3,873,027
Corporate Treasury Investments	74,030	68,117	5,495	—	147,642
Other Investments	2,029,109	3,009,294	196,631	6,952	5,241,986

Total Investments	2,112,238	3,309,808	3,336,839	503,770	9,262,655

Accounts Receivable - Loans and Receivables	—	—	192,271	—	192,271

Other Assets - Freestanding Derivatives	—	136,301	5,636	—	141,937

	$2,171,564	$3,446,109	$3,534,746	$503,770	$9,656,189

Liabilities
Loans Payable - CLO Notes Payable	$—	$107,715	$—	$—	$107,715

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	17,066	—	—	17,066
Freestanding Derivatives	—	74,701	857,632	—	932,333
Contingent Consideration	—	—	504	—	504
Corporate Treasury Commitments	—	—	1,470	—	1,470
Securities Sold, Not Yet Purchased	3,959	—	—	—	3,959

Total Accounts Payable, Accrued Expenses and Other Liabilities	3,959	91,767	859,606	—	955,332

	$3,959	$199,482	$859,606	$—	$1,063,047

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
Within Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of $621.7 million as of September 30, 2024. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include certain phased restrictions on sale or transfer, underwriter lock-ups and sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is 2.5 years. Level III equity securities included in Investments of Consolidated Blackstone Funds are illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements. Investments within Other Investments subject to restrictions on sale or transfer as a result of pledge arrangements are discussed in Note 17. “Commitments and Contingencies — Contingencies — Strategic Ventures.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2024. Consistent with presentation in these Notes to Condensed Consolidated Financial Statements, this table presents the Level III investments only of consolidated Blackstone funds and therefore does not reflect any other Blackstone Funds.

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$3,118,501	Discounted Cash Flows	Discount Rate	4.1% - 38.9%	10.4%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	15.5x	Higher
			Exit Capitalization Rate	3.1% - 13.8%	5.1%	Lower
Debt Instruments	16,212	Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	3,134,713
Corporate Treasury Investments	5,495	Third Party Pricing	n/a
Loans and Receivables	192,271	Discounted Cash Flows	Discount Rate	7.0% - 10.4%	9.2%	Lower
Other Investments (b)	202,267	Discounted Cash Flows	Discount Rate	7.1% - 7.6%	7.3%	Lower
		Third Party Pricing	n/a

	$3,534,746

Financial Liabilities
Freestanding Derivatives (c)	$857,632	Option Pricing Model	Volatility	6.1%	n/a	Higher
Other Liabilities (d)	1,974	Third Party Pricing	n/a
		Other	n/a

	$859,606

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2023:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$2,653,246	Discounted Cash Flows	Discount Rate	3.3% - 38.0%	9.7%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	15.0x	Higher
			Exit Capitalization Rate	3.1% - 12.8%	5.1%	Lower
Debt Instruments	30,385	Third Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	2,683,631
Corporate Treasury Investments	296,369	Discounted Cash Flows	Discount Rate	11.2% - 22.4%	17.1%	Lower
		Transaction Price	n/a
Loans and Receivables	60,738	Discounted Cash Flows	Discount Rate	8.8% - 14.9%	10.3%	Lower
Other Investments (b)	236,612	Third Party Pricing	n/a
		Transaction Price	n/a

	$3,277,350

Financial Liabilities
Freestanding Derivatives (c)	$563,986	Option Pricing Model	Volatility	6.3%	n/a	Higher
Other Liabilities (d)	1,651	Third Party Pricing	n/a
		Other	n/a

	$565,637

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third Party Pricing	Third Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of September 30, 2024 and December 31, 2023, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entity is used to project the expected returns relevant for the fair value of the derivative.
(d)	As of September 30, 2024 and December 31, 2023, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.
For the nine months ended September 30, 2024, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

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

	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2024				2023
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$2,881,553	$135,577	$183,677	$3,200,807	$4,439,851	$76,861	$73,612	$4,590,324
Transfer In Due to Consolidation and Acquisition	68,012	—	—	68,012	—	—	—	—
Transfer Into Level III (b)	29,855	—	—	29,855	12,858	—	—	12,858
Transfer Out of Level III (b)	(2,303)	—	—	(2,303)	(11,544)	—	(649)	(12,193)
Purchases	140,076	275,240	2,523	417,839	43,208	28,823	4,913	76,944
Sales	(81,616)	(200,850)	(1,535)	(284,001)	(51,735)	(23,312)	(1,573)	(76,620)
Issuances	—	10,883	—	10,883	—	—	—	—
Settlements (c)	—	(32,522)	(10,074)	(42,596)	—	(4,117)	(3,389)	(7,506)
Changes in Gains (Losses) Included in Earnings	99,136	3,943	6,908	109,987	(183,730)	1,084	3,332	(179,314)

Balance, End of Period	$3,134,713	$192,271	$181,499	$3,508,483	$4,248,908	$79,339	$76,246	$4,404,493

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$33,937	$57	$2,401	$36,395	$(88,307)	$(52)	$(1,891)	$(90,250)

	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2024				2023
	Investments				Investments
	of	Loans	Other		of	Loans	Other
	Consolidated	and	Investments		Consolidated	and	Investments
	Funds	Receivables	(a)	Total	Funds	Receivables	(a)	Total
Balance, Beginning of Period	$2,683,631	$60,738	$373,024	$3,117,393	$4,249,832	$315,039	$30,971	$4,595,842
Transfer In Due to Consolidation and Acquisition	68,012	—	—	68,012	—	—	—	—
Transfer Out Due to Deconsolidation	(14,237)	—	—	(14,237)	(3,837)	—	—	(3,837)
Transfer Into Level III (b)	36,014	—	109,347	145,361	26,856	—	898	27,754
Transfer Out of Level III (b)	(24,426)	—	(58)	(24,484)	(16,608)	—	(3,374)	(19,982)
Purchases	479,093	594,528	8,198	1,081,819	214,076	200,791	56,589	471,456
Sales	(143,435)	(430,408)	(296,565)	(870,408)	(173,442)	(459,825)	(3,258)	(636,525)
Issuances	—	27,963	—	27,963	—	57,008	—	57,008
Settlements (c)	—	(67,913)	(19,929)	(87,842)	—	(57,205)	(8,086)	(65,291)
Changes in Gains (Losses) Included in Earnings	50,061	7,363	7,482	64,906	(47,969)	23,531	2,506	(21,932)

Balance, End of Period	$3,134,713	$192,271	$181,499	$3,508,483	$4,248,908	$79,339	$76,246	$4,404,493

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$14,745	$(1,283)	$3,713	$17,175	$(48,875)	$2,391	$2,869	$(43,615)

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Level III Financial Liabilities at Fair Value Three Months Ended September 30,
	2024			2023
	Freestanding	Other		Freestanding	Other
	Derivatives	Liabilities	Total	Derivatives	Liabilities	Total
Balance, Beginning of Period	$751,513	$1,990	$753,503	$221,457	$4,571	$226,028
Changes in Losses (Gains) Included in Earnings	106,119	(16)	106,103	38,710	(2,213)	36,497

Balance, End of Period	$857,632	$1,974	$859,606	$260,167	$2,358	$262,525

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date	$106,119	$(16)	$106,103	$38,711	$(2,213)	$36,498

	Level III Financial Liabilities at Fair Value Nine Months Ended September 30,
	2024			2023
	Freestanding	Other		Freestanding	Other
	Derivatives	Liabilities	Total	Derivatives	Liabilities	Total
Balance, Beginning of Period	$563,986	$1,651	$565,637	$48,581	$8,144	$56,725
Transfer In (Out) Due to Consolidation and Acquisition	—	—	—	—	800	800
Changes in Losses (Gains) Included in Earnings	293,646	323	293,969	211,586	(6,586)	205,000

Balance, End of Period	$857,632	$1,974	$859,606	$260,167	$2,358	$262,525

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date	$293,646	$323	$293,969	$211,586	$(6,586)	$205,000

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.
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

	September 30,	December 31,
	2024	2023
Investments	$4,662,323	$3,751,591
Due from Affiliates	262,652	203,187
Potential Clawback Obligation	82,122	72,119

Maximum Exposure to Loss	$5,007,097	$4,026,897

Amounts Due to Non-Consolidated VIEs	$70	$223

10. Repurchase Agreements
As of September 30, 2024, Blackstone pledged securities with a carrying value of $100.3 million. As of December 31, 2023, Blackstone had no Repurchase Agreements and hence no
pledged securities.
The following table provides information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged as of September 30, 2024.

	September 30, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight			Greater
	and	Up to	30 - 90	than
	Continuous	30 Days	Days	90 days	Total
Repurchase Agreements
Loans	$—	$28,205	$72,113	$—	$100,318

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$100,318

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

11. Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of September 30, 2024 and December 31, 2023:

September 30, 2024
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$155,756	$87,537	$48,305	$19,914

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2024
	Gross and Net
	Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$91,767	$90,734	$50	$983
Repurchase Agreements	100,318	100,318	—	—

	$192,085	$191,052	$50	$983

December 31, 2023
Gross and Net
	Amounts of	Gross Amounts Not Offset
	Assets Presented	in the Statement of
	in the Statement	Financial Condition
	of Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Received	Net Amount
Assets
Freestanding Derivatives	$190,079	$107,330	$49,532	$33,217

December 31, 2023
Gross and Net
Amounts of
	Liabilities	Gross Amounts Not Offset
	Presented in the	in the Statement of
	Statement of	Financial Condition
	Financial	Financial	Cash Collateral
	Condition	Instruments (a)	Pledged	Net Amount
Liabilities
Freestanding Derivatives	$90,635	$87,777	$625	$2,233

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Freestanding Derivative liabilities and repurchase agreements are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	September 30,	December 31,
	2024	2023
Furniture, Equipment and Leasehold Improvements	$978,073	$937,355
Less: Accumulated Depreciation	(461,216)	(394,602)

Furniture, Equipment and Leasehold Improvements, Net	516,857	542,753
Prepaid Expenses	247,909	207,886
Freestanding Derivatives	141,937	170,890
Other	27,287	23,319

	$933,990	$944,848

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2024, the aggregate cash balance on deposit relating to the cash pooling arrangements was $903.1 million, which was offset and reported net of the accompanying overdraft of $903.1 million.
12. Borrowings
The following table presents each of Blackstone’s borrowings as of September 30, 2024 and December 31, 2023, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone’s indirect subsidiary, Blackstone Holdings Finance Co. L.L.C. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis. The Secured Borrowings were issued at par, accrue interest from the issue date thereof and pay interest in arrears on a quarterly basis. CLO Notes Payable pay interest in arrears on a quarterly basis.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
Description	Value	Value	Value	Value
Blackstone Operating Borrowings Senior Notes (a)
2.000%, Due 5/19/2025	$339,384	$331,585	$336,005	$324,778
1.000%, Due 10/5/2026	670,693	643,714	664,085	620,864
3.150%, Due 10/2/2027	298,766	290,220	298,476	283,059
5.900%, Due 11/3/2027	596,225	627,510	595,411	625,158
1.625%, Due 8/5/2028	646,130	589,940	645,406	566,508
1.500%, Due 4/10/2029	673,001	629,323	666,655	601,272
2.500%, Due 1/10/2030	494,316	459,090	493,573	431,005
1.600%, Due 3/30/2031	496,794	415,375	496,447	391,955
2.000%, Due 1/30/2032	790,200	672,856	789,283	633,153
2.550%, Due 3/30/2032	496,026	435,125	495,670	410,755
6.200%, Due 4/22/2033	892,393	992,556	891,899	962,037
3.500%, Due 6/1/2034	526,835	566,883	521,549	536,319
6.250%, Due 8/15/2042	239,679	271,733	239,457	263,270
5.000%, Due 6/15/2044	490,188	489,335	489,975	464,560
4.450%, Due 7/15/2045	344,802	311,325	344,691	297,486
4.000%, Due 10/2/2047	291,316	248,808	291,149	233,685
3.500%, Due 9/10/2049	392,572	305,692	392,436	294,608
2.800%, Due 9/30/2050	394,214	262,916	394,103	252,008
2.850%, Due 8/5/2051	543,437	362,357	543,317	352,457
3.200%, Due 1/30/2052	987,611	717,090	987,401	696,740

	10,604,582	9,623,433	10,576,988	9,241,677
Other (b)
Secured Borrowing, Due 10/27/2033	19,949	19,949	19,949	19,949
Secured Borrowing, Due 1/29/2035	20,000	20,000	20,000	20,000

	10,644,531	9,663,382	10,616,937	9,281,626

Borrowings of Consolidated Blackstone Funds
CLO Notes Payable (c)	107,715	107,715	687,122	687,122

	107,715	107,715	687,122	687,122

	$10,752,246	$9,771,097	$11,304,059	$9,968,748

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)
The Secured Borrowing, Due 10/27/2033 has an interest rate of 7.60% and the Secured Borrowing, Due 1/29/2035 has an interest rate of 7.60%. Principal on the Secured Borrowings will be paid over the term with repayment amounts dependent on the performance of the underlying assets securing each borrowing. Repayment amounts from the underlying assets are restricted to solely satisfy the Secured Borrowings obligations. As of September 30, 2024, the fair value of the assets securing both Secured Borrowings equaled $48.5 million.

(c)
CLO Notes Payable have maturity dates ranging from June 2025 to January 2037 and have an effective interest rate of 8.97% as of September 30, 2024. A portion of the borrowing outstanding is comprised of subordinated notes which do not have contractual interest rates but instead pay distributions from the excess cash flows of the CLO vehicles.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Scheduled principal payments for borrowings as of September 30, 2024 were as follows:

	Blackstone	Borrowings of
	Operating Borrowings	Consolidated Blackstone Funds	Total Borrowings
2024	$—	$—	$—
2025	342,273	—	342,273
2026	674,148	—	674,148
2027	911,589	—	911,589
2028	664,090	—	664,090
Thereafter	8,174,850	118,796	8,293,646

	$10,766,950	$118,796	$10,885,746

13. Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of September 30, 2024, Blackstone had no material valuation allowance recorded against deferred tax assets.
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
As of September 30, 2024, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

Jurisdiction	Year
Federal	2020
New York City	2009
New York State	2016
United Kingdom	2011

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

14. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and nine months ended September 30, 2024 and 2023 was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$780,835	$551,994	$2,072,635	$1,239,080

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	768,230,595	757,958,602	765,747,924	754,211,390
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	49,771	87,494	185,402	244,936

Weighted-Average Shares of Common Stock Outstanding, Diluted	768,280,366	758,046,096	765,933,326	754,456,326

Net Income Per Share of Common Stock
Basic	$1.02	$0.73	$2.71	$1.64

Diluted	$1.02	$0.73	$2.71	$1.64

Dividends Declared Per Share of Common Stock (a)	$0.82	$0.79	$2.59	$2.52

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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
The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted-Average Blackstone Holdings Partnership Units	454,290,705	460,160,593	456,139,859	461,549,778

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
During the three and nine months ended September 30, 2024, Blackstone repurchased 1.0 million and 3.7 million shares of common stock at a total cost of $140.8 million and $473.5 million, respectively. During the three and nine months ended September 30, 2023, Blackstone repurchased 1.3 million and 3.3 million shares of common stock at a total cost of $134.3 million and $310.4 million, respectively. As of September 30, 2024, the amount remaining available for repurchases under the program was $1.9 billion.
Shares Eligible for Dividends and Distributions
As of September 30, 2024, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	730,699,964
Unvested Participating Common Stock	37,195,280

Total Participating Common Stock	767,895,244
Participating Blackstone Holdings Partnership Units	453,685,697

1,221,580,941

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
For the three and nine months ended September 30, 2024, Blackstone recorded compensation expense of $264.2 million and $885.9 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $65.0 million and $192.9 million, respectively. For the three and nine months ended September 30, 2023, Blackstone recorded compensation expense of $260.0 million and $797.8 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $49.1 million and $132.2 million, respectively.
As of September 30, 2024, there was $2.3 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.4 years.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,221,548,610 as of September 30, 2024. Total outstanding phantom shares were 91,652 as of September 30, 2024.
A summary of the status of Blackstone’s unvested equity-based awards as of September 30, 2024 and of changes during the period January 1, 2024 through September 30, 2024 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
		Weighted-		Weighted-		Weighted-
		Average	Deferred	Average		Average
	Partnership	Grant Date	Restricted Shares	Grant Date	Phantom	Grant Date
Unvested Shares/Units	Units	Fair Value	of Common Stock	Fair Value	Shares	Fair Value
Balance, December 31, 2023	4,585,893	$38.94	36,456,644	$86.05	85,447	$114.50
Granted	—	—	11,401,550	130.79	38,819	121.94
Vested	(3,678,715)	40.02	(11,684,791)	79.22	(26,948)	135.49
Forfeited	(35,431)	46.58	(1,704,058)	97.59	(20,863)	130.85

Balance, September 30, 2024	871,747	$34.16	34,469,345	$102.76	76,455	$138.24

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of September 30, 2024, are expected to vest:

		Weighted-
		Average
		Service Period
	Shares/Units	in Years
Blackstone Holdings Partnership Units	835,081	0.9
Deferred Restricted Shares of Common Stock	30,656,880	3.0

Total Equity-Based Awards	31,491,961	2.9

Phantom Shares	64,184	2.9

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

16. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	September 30,	December 31,
	2024	2023
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$3,884,260	$3,638,948
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	1,131,274	720,743
Accrual for Potential Clawback of Previously Distributed Performance Allocations	148,349	106,830

	$5,163,883	$4,466,521

	September 30,	December 31,
	2024	2023
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,747,513	$1,681,516
Due to Non-Consolidated Entities	158,196	124,560
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	274,326	305,816
Accrual for Potential Repayment of Previously Received Performance Allocations	440,495	281,518

	$2,620,530	$2,393,410

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of September 30, 2024 and December 31, 2023, such investments aggregated $2.0 billion and $1.7 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and
Non-Controlling
Interests in Consolidated Entities aggregated to $40.0 million and $13.4 million for the three months ended September 30, 2024 and 2023, respectively, and $113.1 million and $67.8 million for the nine months ended September 30, 2024 and 2023, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2024. See Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”

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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.7 billion over the next 15 years. The after-tax net present value of these estimated payments totals $523.9 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

17. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $5.4 billion of investment commitments as of September 30, 2024 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone
f
unds had signed investment commitments of $351.3 million as of September 30, 2024, which includes $183.1 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $33.0 million as of September 30, 2024.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP. The amount guaranteed as of September 30, 2024 was $88.2 million.
Strategic Ventures
In December 2022 and January 2023, Blackstone entered into long-term strategic ventures (“UC strategic ventures”) with the Regents of the University of California (“UC Investments”), an institutional investor that subscribed for $4.5 billion of Blackstone Real Estate Income Trust, Inc. (“BREIT”) Class I shares during the three months ended March 31, 2023. The UC strategic ventures provide a waterfall structure with UC Investments receiving an 11.25% target annualized net return on its $4.5 billion investment in BREIT shares and upside from its investment. This target return, while not guaranteed, is supported by a pledge by Blackstone of $1.1 billion of its holdings in BREIT as of the subscription dates, including any appreciation or dividends received by Blackstone in respect thereof. Pursuant to the UC strategic ventures, Blackstone is entitled to receive an incremental 5% cash payment from UC Investments on any returns received in excess of the target return. An asset or liability is recognized based on fair value with the maximum potential future obligation capped at the fair value of the assets pledged by Blackstone in connection with the above arrangements. As of September 30, 2024, the fair value of the assets pledged was $1.1 billion and the total liability recognized was $857.6 million.
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
Around the time the AG moved to intervene, the AG separately filed an additional back-up complaint asserting substantially identical claims against largely the same defendants as the Mayberry Action (the “July 2020 Action”). The AG filed amended complaints in August 2023 and November 2023. Defendants moved to dismiss.
In April 2024, while the motions to dismiss the AG’s second amended complaint were pending, the AG amended its complaint for the third time, adding a breach of contract claim against the Blackstone Defendants. Also in April 2024, as a technicality the AG instituted a technical action asserting substantively the same claims against the same defendants for the stated purpose of satisfying a limitations statute (the “April 2024 Action”). In May 2024, the Court consolidated the July 2020 Action and the April 2024 Action, and denied the Blackstone Defendants’ motion to dismiss the AG’s second amended complaint in the July 2020 Action, along with most other defendants’ motions to dismiss. On June 17, 2024, the defendants moved to dismiss the AG’s third amended complaint in the now-consolidated actions. Briefing on the motions to dismiss is ongoing.
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
In August 2021, a group of KRS members—including those that filed Taylor I—filed a new action in Franklin County Circuit Court (“Taylor II”), against the Blackstone Defendants, other defendants named in the Mayberry Action, and other KRS officials. The filed complaint is substantially similar to that filed in Taylor I and the Mayberry Action. In July 2022, most defendants (including the Blackstone Defendants) moved to dismiss, which the Court denied in May 2024. These defendants subsequently filed appeals in the Court of Appeals, including a cross-appeal filed by the Blackstone Defendants, which is currently pending. In July 2024, the Blackstone Defendants and the other fund manager defendants filed a petition for a writ of prohibition, which is also pending. In July 2024, the Court stayed the action pending resolution of the writ of prohibition.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In April 2021, the AG filed an action (the “Declaratory Judgment Action”) against BLP and the other fund manager defendants from the Mayberry Action in Franklin County Circuit Court. The action sought to have certain provisions in the subscription agreements between KRS and the fund managers declared to be in violation of the Kentucky Constitution. In March 2022, the Circuit Court granted summary judgment to the AG and the Court of Appeals affirmed in December 2023. On August 14, 2024, the Kentucky Supreme Court granted BLP’s motion for discretionary review.
Blackstone continues to believe that the preceding lawsuits against Blackstone are totally without merit and intends to defend them vigorously.
In July 2021, BLP filed a breach of contract action against defendants affiliated with KRS alleging that the Mayberry Action and the Declaratory Judgment Action breach the parties’ subscription agreements governing KRS’s investment with BLP. The action seeks damages, including legal fees and expenses incurred in defending against the above actions. In April 2022, the Circuit Court dismissed BLP’s complaint without prejudice to refiling, on the grounds that the action was not yet ripe for adjudication. The Court of Appeals affirmed that decision in May 2023. In February 2024, the Kentucky Supreme Court granted BLP’s motion for discretionary review. The appeal is fully briefed and pending.
In October 2022, as part of a sweep of private equity and other investment advisory firms, the SEC sent us a request for information relating to the retention of certain types of electronic business communications, including text messages, that may be required to be preserved under certain SEC rules. We are continuing to cooperate with the SEC and are discussing a potential resolution of this inquiry. Our financial results for the nine months ended September 30, 2024 include an accrual for the estimated liability related to this matter.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	September 30, 2024			December 31, 2023
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$274,378	$131,600	$405,978	$145,435	$90,337	$235,772
Private Equity	22,456	10,957	33,413	29,046	16,231	45,277
Credit & Insurance	478	626	1,104	207	262	469

	$297,312	$143,183	$440,495	$174,688	$106,830	$281,518

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 16. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
During the nine months ended September 30, 2024, the Blackstone general partners paid an interim cash clawback obligation of $1.0 million related to a Private Equity segment fund, of which $0.6 million was paid by Blackstone Holdings and $0.4 million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Condensed Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2024, $1.1 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at September 30, 2024, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $7.1 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.5 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$672,260	$511,355	$407,947	$119,379	$1,710,941
Transaction, Advisory and Other Fees, Net	24,810	45,592	11,164	940	82,506
Management Fee Offsets	(1,524)	(4,127)	(1,062)	—	(6,713)

Total Management and Advisory Fees, Net	695,546	552,820	418,049	120,319	1,786,734
Fee Related Performance Revenues	72,428	5,868	185,805	—	264,101
Fee Related Compensation	(166,567)	(169,059)	(181,586)	(37,643)	(554,855)
Other Operating Expenses	(100,739)	(96,660)	(97,756)	(25,668)	(320,823)

Fee Related Earnings	500,668	292,969	324,512	57,008	1,175,157

Realized Performance Revenues	78,022	216,643	42,926	5,078	342,669
Realized Performance Compensation	(44,761)	(94,800)	(16,489)	(1,520)	(157,570)
Realized Principal Investment Income	6,421	9,028	24,239	715	40,403

Total Net Realizations	39,682	130,871	50,676	4,273	225,502

Total Segment Distributable Earnings	$540,350	$423,840	$375,188	$61,281	$1,400,659

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended September 30, 2023
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$697,561	$481,224	$324,148	$116,810	$1,619,743
Transaction, Advisory and Other Fees, Net	10,686	22,604	10,357	964	44,611
Management Fee Offsets	(7,616)	(2,000)	(898)	—	(10,514)

Total Management and Advisory Fees, Net	700,631	501,828	333,607	117,774	1,653,840
Fee Related Performance Revenues	127,841	—	146,710	—	274,551
Fee Related Compensation	(199,384)	(152,491)	(145,011)	(43,037)	(539,923)
Other Operating Expenses	(83,074)	(81,738)	(75,227)	(24,406)	(264,445)

Fee Related Earnings	546,014	267,599	260,079	50,331	1,124,023

Realized Performance Revenues	17,419	299,271	14,349	6,901	337,940
Realized Performance Compensation	(7,813)	(114,211)	(5,453)	(6,518)	(133,995)
Realized Principal Investment Income	1,565	22,682	29,181	2,072	55,500

Total Net Realizations	11,171	207,742	38,077	2,455	259,445

Total Segment Distributable Earnings	$557,185	$475,341	$298,156	$52,786	$1,383,468

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of September 30, 2024 and for the nine months ended September 30, 2024 and 2023:

	September 30, 2024 and the Nine Months Then Ended
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$2,052,223	$1,454,183	$1,149,811	$351,020	$5,007,237
Transaction, Advisory and Other Fees, Net	129,140	118,721	31,200	2,919	281,980
Management Fee Offsets	(7,921)	(4,026)	(2,947)	(80)	(14,974)

Total Management and Advisory Fees, Net	2,173,442	1,568,878	1,178,064	353,859	5,274,243
Fee Related Performance Revenues	202,992	14,571	519,106	—	736,669
Fee Related Compensation	(525,540)	(489,686)	(532,658)	(113,961)	(1,661,845)
Other Operating Expenses	(282,879)	(274,131)	(270,680)	(75,233)	(902,923)

Fee Related Earnings	1,568,015	819,632	893,832	164,665	3,446,144

Realized Performance Revenues	181,461	1,048,314	149,293	42,883	1,421,951
Realized Performance Compensation	(91,919)	(495,042)	(59,548)	(15,142)	(661,651)
Realized Principal Investment Income (Loss)	15,667	37,182	31,311	(17,247)	66,913

Total Net Realizations	105,209	590,454	121,056	10,494	827,213

Total Segment Distributable Earnings	$1,673,224	$1,410,086	$1,014,888	$175,159	$4,273,357

Segment Assets	$13,197,587	$16,283,251	$8,120,026	$1,762,563	$39,363,427

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Nine Months Ended September 30, 2023
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$2,112,925	$1,423,470	$967,467	$356,037	$4,859,899
Transaction, Advisory and Other Fees, Net	58,313	87,923	33,800	3,020	183,056
Management Fee Offsets	(26,380)	(4,104)	(3,055)	(3)	(33,542)

Total Management and Advisory Fees, Net	2,144,858	1,507,289	998,212	359,054	5,009,413
Fee Related Performance Revenues	279,888	—	409,645	—	689,533
Fee Related Compensation	(536,000)	(482,596)	(471,245)	(127,861)	(1,617,702)
Other Operating Expenses	(229,204)	(238,912)	(229,235)	(76,108)	(773,459)

Fee Related Earnings	1,659,542	785,781	707,377	155,085	3,307,785

Realized Performance Revenues	148,236	1,021,164	181,874	16,615	1,367,889
Realized Performance Compensation	(80,571)	(437,970)	(79,516)	(10,332)	(608,389)
Realized Principal Investment Income	3,719	68,558	15,753	3,700	91,730

Total Net Realizations	71,384	651,752	118,111	9,983	851,230

Total Segment Distributable Earnings	$1,730,926	$1,437,533	$825,488	$165,068	$4,159,015

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and nine months ended September 30, 2024 and 2023 along with Total Assets as of September 30, 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Total GAAP Revenues	$3,663,194	$2,541,285	$10,147,403	$6,737,821
Less: Unrealized Performance Revenues (a)	(1,154,905)	63,209	(1,723,080)	708,146
Less: Unrealized Principal Investment (Income) Loss (b)	90,254	(84,780)	(314,597)	233,638
Less: Interest and Dividend Revenue (c)	(109,595)	(113,904)	(312,433)	(362,245)
Less: Other Revenue (d)	96,329	(63,748)	32,041	(17,850)
Impact of Consolidation (e)	(151,369)	(20,389)	(329,402)	(139,784)
Transaction-Related and Non-Recurring Items (f)	(415)	(420)	(1,241)	(3,093)
Intersegment Eliminations	414	578	1,085	1,932

Total Segment Revenue (g)	$2,433,907	$2,321,831	$7,499,776	$7,158,565

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Expenses
Total GAAP Expenses	$1,896,096	$1,374,905	$5,319,209	$4,039,560
Less: Unrealized Performance Allocations Compensation (h)	(465,099)	(11,866)	(747,679)	247,228
Less: Equity-Based Compensation (i)	(262,798)	(255,616)	(875,973)	(773,505)
Less: Interest Expense (j)	(111,326)	(110,014)	(327,390)	(321,353)
Impact of Consolidation (e)	(13,466)	(43,172)	(54,667)	(140,725)
Amortization of Intangibles (k)	(7,333)	(7,357)	(21,999)	(26,110)
Transaction-Related and Non-Recurring Items (f)	(21)	(6,670)	(58,006)	(20,192)
Administrative Fee Adjustment (l)	(3,219)	(2,425)	(8,161)	(7,285)
Intersegment Eliminations	414	578	1,085	1,932

Total Segment Expenses (m)	$1,033,248	$938,363	$3,226,419	$2,999,550

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Other Income
Total GAAP Other Income (Loss)	$42,842	$(49,078)	$70,009	$104,373
Impact of Consolidation (e)	(42,842)	49,078	(70,009)	(104,373)

Total Segment Other Income	$—	$—	$—	$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$1,809,940	$1,117,302	$4,898,203	$2,802,634
Less: Unrealized Performance Revenues (a)	(1,154,905)	63,209	(1,723,080)	708,146
Less: Unrealized Principal Investment (Income) Loss (b)	90,254	(84,780)	(314,597)	233,638
Less: Interest and Dividend Revenue (c)	(109,595)	(113,904)	(312,433)	(362,245)
Less: Other Revenue (d)	96,329	(63,748)	32,041	(17,850)
Plus: Unrealized Performance Allocations Compensation (h)	465,099	11,866	747,679	(247,228)
Plus: Equity-Based Compensation (i)	262,798	255,616	875,973	773,505
Plus: Interest Expense (j)	111,326	110,014	327,390	321,353
Impact of Consolidation (e)	(180,745)	71,861	(344,744)	(103,432)
Amortization of Intangibles (k)	7,333	7,357	21,999	26,110
Transaction-Related and Non-Recurring Items (f)	(394)	6,250	56,765	17,099
Administrative Fee Adjustment (l)	3,219	2,425	8,161	7,285

Total Segment Distributable Earnings	$1,400,659	$1,383,468	$4,273,357	$4,159,015

As of
September 30,
2024
Total Assets
Total GAAP Assets	$42,575,442
Impact of Consolidation (e)	(3,212,015)

Total Segment Assets	$39,363,427

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended September 30, 2024 and 2023, Other Revenue on a GAAP basis was $(96.3) million and $63.8 million, and included $(96.7) million and $63.2 million of foreign exchange gains (losses), respectively. For the nine months ended September 30, 2024 and 2023, Other Revenue on a GAAP basis was $(31.9) million and $18.0 million, and included $(32.6) million and $16.4 million of foreign exchange gains (losses), respectively.

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(f)
This adjustment removes Transaction-Related and Non-Recurring Items, which are excluded from Blackstone’s segment presentation. Transaction-Related and Non-Recurring Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains or losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring gains, losses or other charges that affect period-to-period comparability and are not reflective of Blackstone’s operational performance. For the nine months ended September 30, 2024, this adjustment includes removal of an accrual for an estimated liability for a legal matter.

(g)	Total Segment Revenues is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total Segment Management and Advisory Fees, Net	$1,786,734	$1,653,840	$5,274,243	$5,009,413
Total Segment Fee Related Performance Revenues	264,101	274,551	736,669	689,533
Total Segment Realized Performance Revenues	342,669	337,940	1,421,951	1,367,889
Total Segment Realized Principal Investment Income	40,403	55,500	66,913	91,730

Total Segment Revenues	$2,433,907	$2,321,831	$7,499,776	$7,158,565

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the tax receivable agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total Segment Fee Related Compensation	$554,855	$539,923	$1,661,845	$1,617,702
Total Segment Realized Performance Compensation	157,570	133,995	661,651	608,389
Total Segment Other Operating Expenses	320,823	264,445	902,923	773,459

Total Segment Expenses	$1,033,248	$938,363	$3,226,419	$2,999,550

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Management and Advisory Fees, Net
GAAP	$1,794,894	$1,655,443	$5,309,355	$5,023,128
Segment Adjustment (a)	(8,160)	(1,603)	(35,112)	(13,715)

Total Segment	$1,786,734	$1,653,840	$5,274,243	$5,009,413

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$191,794	$158,801	$559,434	$454,754
Investment Income - Realized Performance Allocations	414,755	453,690	1,598,913	1,602,668

GAAP	606,549	612,491	2,158,347	2,057,422
Total Segment
Less: Realized Performance Revenues	(342,669)	(337,940)	(1,421,951)	(1,367,889)
Segment Adjustment (b)	221	—	273	—

Total Segment	$264,101	$274,551	$736,669	$689,533

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$732,041	$700,268	$2,293,491	$2,153,570
Incentive Fee Compensation	73,464	65,432	224,310	192,940
Realized Performance Allocations Compensation	169,740	168,620	689,370	670,610

GAAP	975,245	934,320	3,207,171	3,017,120
Total Segment
Less: Realized Performance Compensation	(157,570)	(133,995)	(661,651)	(608,389)
Less: Equity-Based Compensation - Fee Related Compensation	(259,265)	(252,928)	(864,205)	(764,527)
Less: Equity-Based Compensation - Performance Compensation	(3,533)	(2,688)	(11,768)	(8,978)
Segment Adjustment (c)	(22)	(4,786)	(7,702)	(17,524)

Total Segment	$554,855	$539,923	$1,661,845	$1,617,702

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$340,945	$279,186	$1,022,823	$827,614
Segment Adjustment (d)	(20,122)	(14,741)	(119,900)	(54,155)

Total Segment	$320,823	$264,445	$902,923	$773,459

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Realized Performance Revenues
GAAP
Incentive Fees	$191,794	$158,801	$559,434	$454,754
Investment Income - Realized Performance Allocations	414,755	453,690	1,598,913	1,602,668

GAAP	606,549	612,491	2,158,347	2,057,422
Total Segment
Less: Fee Related Performance Revenues	(264,101)	(274,551)	(736,669)	(689,533)
Segment Adjustment (b)	221	—	273	—

Total Segment	$342,669	$337,940	$1,421,951	$1,367,889

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$73,464	$65,432	$224,310	$192,940
Realized Performance Allocation Compensation	169,740	168,620	689,370	670,610

GAAP	243,204	234,052	913,680	863,550
Total Segment
Less: Fee Related Performance Compensation (e)	(82,101)	(97,369)	(240,261)	(246,183)
Less: Equity-Based Compensation - Performance Compensation	(3,533)	(2,688)	(11,768)	(8,978)

Total Segment	$157,570	$133,995	$661,651	$608,389

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Realized Principal Investment Income
GAAP	$95,235	$94,313	$247,877	$257,206
Segment Adjustment (f)	(54,832)	(38,813)	(180,964)	(165,476)

Total Segment	$40,403	$55,500	$66,913	$91,730

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles, the expense of equity-based awards and Transaction-Related and Non-Recurring Items.
(a)
Represents (1) the add back of net management fees earned from consolidated Blackstone
f
unds which have been eliminated in consolidation, and (2) the removal of revenue from the reimbursement of certain expenses by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures.

(b)	Represents the add back of Performance Revenues earned from consolidated Blackstone f unds which have been eliminated in consolidation.
(c)	Represents the removal of Transaction-Related and Non-Recurring Items that are not recorded in the Total Segment measures.
(d)
Represents the (1) removal of Transaction-Related and Non-Recurring Items that are not recorded in the Total Segment measures, (2) removal of certain expenses reimbursed by the Blackstone Funds, which are presented gross under GAAP but netted against Management and Advisory Fees, Net in the Total Segment measures, and (3) a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation. For the nine months ended September 30, 2024, this adjustment includes removal of an accrual for an estimated liability for a legal matter.

(e)	Fee related performance compensation may include equity-based compensation based on fee related performance revenues.
(f)
Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone
f
unds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling interests.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

19. Subsequent Events
There have been no events since September 30, 2024 that require recognition or disclosure in the Condensed Consolidated Financial Statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	September 30, 2024
	Consolidated	Consolidated
	Operating	Blackstone	Reclasses and
	Partnerships	Funds (a)	Eliminations	Consolidated

Assets
Cash and Cash Equivalents	$2,353,332	$—	$—	$2,353,332
Cash Held by Blackstone Funds and Other	—	180,545	—	180,545
Investments	25,291,635	3,873,027	(841,947)	28,322,715
Accounts Receivable	260,178	39,826	—	300,004
Due from Affiliates	5,206,853	11,216	(54,186)	5,163,883
Intangible Assets, Net	174,265	—	—	174,265
Goodwill	1,890,202	—	—	1,890,202
Other Assets	930,456	3,534	—	933,990
Right-of-Use Assets	978,699	—	—	978,699
Deferred Tax Assets	2,277,807	—	—	2,277,807

Total Assets	$39,363,427	$4,108,148	$(896,133)	$42,575,442

Liabilities and Equity
Loans Payable	$10,644,531	$107,715	$—	$10,752,246
Due to Affiliates	2,457,515	219,391	(56,376)	2,620,530
Accrued Compensation and Benefits	6,398,365	—	—	6,398,365
Operating Lease Liabilities	1,136,671	—	—	1,136,671
Accounts Payable, Accrued Expenses and Other Liabilities	2,128,986	73,703	—	2,202,689

Total Liabilities	22,766,068	400,809	(56,376)	23,110,501

Redeemable Non-Controlling Interests in Consolidated Entities	3	892,843	—	892,846

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	6,257,788	832,392	(832,392)	6,257,788
Retained Earnings	760,471	7,365	(7,365)	760,471
Accumulated Other Comprehensive Income (Loss)	(36,869)	26,260	—	(10,609)
Non-Controlling Interests in Consolidated Entities	4,067,488	1,948,479	—	6,015,967
Non-Controlling Interests in Blackstone Holdings	5,548,471	—	—	5,548,471

Total Equity	16,597,356	2,814,496	(839,757)	18,572,095

Total Liabilities and Equity	$39,363,427	$4,108,148	$(896,133)	$42,575,442

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

BTD CP Holdings LP
Blackstone Dislocation Fund L.P.
Blackstone European Property Income Fund (Master) FCP*
Blackstone European Property Income Fund SICAV*
BEPIF (Aggregator) SCSp
BX Shipston SCSp
Blackstone Infrastructure Partners Europe F (CYM) L.P.*
Blackstone Infrastructure Partners Europe Lower Fund 1 (LUX) SCSp*
Blackstone Private Equity Strategies Fund L.P.**
Blackstone Private Equity Strategies Fund SICAV**
Blackstone Private Equity Strategies Fund (Master) FCP**
Clover Credit Partners CLO III, Ltd.
Bayswater Park CLO, Ltd.**
Peebles Park CLO, Ltd.**
Private equity side-by-side investment vehicles
Real estate side-by-side investment vehicles
* Consolidated as of September 30, 2024 only
** Consolidated as of December 31, 2023 only
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
Our Blackstone Real Estate Debt Strategies (“BREDS”) platform primarily targets real estate-related debt investment opportunities. BREDS invests in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending options for our borrowers and investment options for our investors, including commercial real estate and mezzanine loans and liquid real estate-related debt securities. The BREDS platform includes high-yield real estate debt funds, liquid real estate debt funds, capital managed on behalf of our Credit & Insurance segment’s insurance platform and Blackstone Mortgage Trust, Inc. (“BXMT”), a NYSE-listed REIT.
Effective the third quarter of 2024, the residential debt business was transferred from Real Estate to Credit & Insurance to align with a change in Blackstone’s management of those businesses. This organizational change resulted in a decrease (reflected as an outflow) for September 30, 2024 to Real Estate Total and Fee-Earning Assets Under Management and an increase (reflected as a contra-outflow) to Credit & Insurance Total and Fee-Earning Assets Under Management (the “Residential Debt Transfer”). These changes do not impact Blackstone’s Total or Fee-Earning Assets Under Management or outflows in total.
Private Equity
Our Private Equity segment includes our Corporate Private Equity business, which consists of: (a) our global private equity funds, Blackstone Capital Partners (“BCP”), (b) our sector-focused funds, including our energy- and energy transition-focused funds, Blackstone Energy Transition Partners (“BETP”), (c) our Asia-focused private equity funds, Blackstone Capital Partners Asia and (d) our core private equity funds, Blackstone Core Equity Partners (“BCEP”). Our Private Equity segment also includes (a) our opportunistic investment platform that invests flexibly across asset classes, industries and geographies, Blackstone Tactical Opportunities (“Tactical Opportunities”), (b) our secondary funds business, Strategic Partners Fund Solutions (“Strategic Partners”), and our business that targets minority investments in the general partners of private equity and other private market alternative asset management firms (“GP Stakes”) as “Secondaries,” (c) our infrastructure-focused funds, Blackstone Infrastructure Partners (“BIP”), including vehicles primarily focused in the U.S. (“BIP U.S.”) and in Europe (“BIP Europe”), (d) our life sciences investment platform, Blackstone Life Sciences (“BXLS”), (e) our growth equity investment platform, Blackstone Growth (“BXG”), (f) our investment platform offering eligible individual investors access to Blackstone’s private equity capabilities, the Blackstone Private Equity Strategies Fund Program (“BXPE”), (g) our multi-asset investment program for eligible high net worth investors offering exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment, Blackstone Total Alternatives Solution (“BTAS”) and (h) our capital markets services business, Blackstone Capital Markets (“BXCM”).

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
BIP targets a diversified mix of core+, core and public-private partnership investments across all infrastructure sectors, including energy infrastructure, transportation, digital infrastructure and water and waste. BIP applies a disciplined, operationally intensive investment approach to investments, seeking to apply a long-term buy-and-hold strategy to large-scale infrastructure assets with a focus on delivering stable, long-term capital appreciation together with a predictable annual cash flow yield.
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
BXPE invests primarily in privately negotiated, equity-oriented investments, leveraging the talent and investment capabilities of Blackstone’s private equity platform to create an attractive portfolio of alternative investments diversified across geographies and sectors for eligible individual investors.
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

BXCI is organized into three overarching credit investing strategies: private corporate credit, liquid corporate credit and infrastructure and asset based credit. The private corporate credit strategies include mezzanine and direct lending funds and stressed/distressed strategies. The direct lending funds include Blackstone Private Credit Fund (“BCRED”) and Blackstone Secured Lending Fund (“BXSL”), both of which are business development companies (“BDCs”). The liquid corporate credit strategies consist of CLOs, closed-ended funds, open-ended funds, systematic strategies and separately managed accounts. The infrastructure and asset based credit strategies include our private placement strategies, energy strategies (including the sustainable resources platform) and asset based finance strategies focused on privately originated, income-oriented credit assets secured by physical, financial or residential real estate collateral.
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
Most major equity markets appreciated in the third quarter of 2024, reflecting continued resilience of the global economy and improving investor sentiment following central banks’ interest rate reductions. The total return of the S&P 500 index was 5.9%, led by utilities and real estate, which increased 19.4% and 17.2%, respectively. The energy sector decreased 2.3% on lower energy prices, with the price of West Texas Intermediate crude oil down 16% to $68.17 per barrel. Equity market volatility increased, with the CBOE Volatility Index up 34.5%. Credit markets appreciated as well, with the S&P leveraged loan index up 2.1% and the Credit Suisse high yield bond index up 4.8%. High yield spreads tightened by 7 basis points sequentially, while issuance increased 95% year-over-year.

In the U.S., inflation continued to decelerate in the third quarter, with September CPI of 2.4% down sharply from the prior peak of 9.1% in June 2022 and down from 3.0% in June 2024. For the first time since March 2020, the Federal Reserve lowered the federal funds target range by 50 basis points in September to 4.75-5.00% in light of the progress on inflation and the balance of risks. The Federal Reserve has stated it is not on a preset course for reductions, but has indicated that additional, smaller cuts this year are likely if economic data remains consistent. The ten-year U.S. Treasury yield decreased 61 basis points to 3.78% but subsequently increased to 4.28% as of October 28, 2024. Meanwhile, short-term yields moved lower, with three-month SOFR down 37 basis points to 4.96% and further declined to 4.82% as of October 28, 2024.
The advance estimate of U.S. annualized GDP growth for the third quarter was 2.8%, demonstrating continued resilience of the U.S. economy. Wages increased 4.0% year-over-year in September 2024, while re tail
sales rose 1.7% year-over-year. In manufacturing, the ISM Manufacturing PMI decreased from 48.5 to 47.2 quarter over quarter. Following a strong September jobs report that exceeded economists’ expectations, job creation stalled in October 2024 amid weather disruptions and labor strikes. The unemployment rate, however, remained relatively steady at 4.1%.
Outside of the U.S., many central banks have been loosening monetary policy. The European Central Bank lowered its deposit facility rate by 25 basis points in the third quarter to 3.50% and an additional 25 basis points to 3.25% in October, its first consecutive reduction since 2011. Eurozone inflation slowed to 1.7% year-over-year in September 2024, down from a peak of 10.6% in October 2022 and from 2.5% in June 2024. The Bank of England also lowered its bank rate by 25 basis points in the third quarter to 5.0%, as U.K. inflation slowed to 1.7% year-over-year in September 2024—down from a peak of 11.1% and 2.0% in October 2022 and June 2024, respectively. By contrast, the Bank of Japan further increased its policy rate to 0.25% in July following its first increase in 17 years in March 2024.
Capital markets activity levels in the U.S. improved on a year-to-date basis but remained at historically lower levels. While rising 68% year-over-year, U.S. initial public offering volumes year to date remained 87% below the comparable period in 2021. U.S. announced merger and acquisition deal volumes year to date similarly increased 17% year-over-year but remained 42% below the comparable period in 2021.
Amid moderating inflation, declining cost of capital and a healthy labor market, many economic analysts forecast a soft-landing for the U.S. economy. While this should support global economic growth over time, the outlook remains uncertain given continued geopolitical turbulence, including ongoing wars in the Middle East and Ukraine, concern over whether China’s stimulus measures will effectively stabilize slowing economic growth in the country, and upcoming elections. In the U.S., the Presidential election creates the potential for governmental policy and regulatory changes in a variety of areas, which could impact such economic outlook.

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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2024, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year. During the three and nine months ended September 30, 2024, Realized Performance Compensation increased by $21.6 million and $77.6 million, respectively, and Fee Related Compensation decreased by $21.3 million and $63.8 million, respectively. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision for Taxes and Distributable Earnings in the three and nine months ended September 30, 2024. These changes are not expected to impact Income Before Provision for Taxes and Distributable Earnings for the year ending December 31, 2024. Changes to Realized Performance Compensation and Fee Related Compensation had an impact on individual quarters in 2023 but did not impact Income Before Provision for Taxes and Distributable Earnings for the year ended December 31, 2023.
Effective during the three months ended June 30, 2024, GP Stakes is included in our Private Equity segment and Harvest is included in our Multi-Asset Investing segment. Previously, GP Stakes and Harvest were included in our Multi-Asset Investing and Credit & Insurance segments, respectively. All prior periods have been recast to reflect this reclassification.
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

(a)
the fair value of the investments held by our carry funds and our side-by-side and co-investment entities managed by us plus the capital that we are entitled to call from investors in those funds and entities pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods,

(b)
the net asset value of (1) our hedge funds, real estate debt carry funds, BPP, certain co-investments managed by us, certain credit-focused funds and our Multi-Asset Investing drawdown funds (plus, in each case, the capital that we are entitled to call from investors in those funds, including commitments yet to commence their investment periods) and (2) our funds of hedge funds, our Multi-Asset Investing registered investment companies, BREIT, BEPIF and BXPE,

(c)	the invested capital, fair value or net asset value of assets we manage pursuant to separately managed accounts,
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
(c)	the remaining invested capital or fair value of assets held in co-investment vehicles managed by us on which we receive fees,
(d)
the net asset value of our funds of hedge funds, hedge funds, BPP, certain co-investments managed by us, certain registered investment companies, BREIT, BEPIF, BXPE and certain of our Multi-Asset Investing drawdown funds,

(e)	the invested capital, fair value of assets or the net asset value we manage pursuant to separately managed accounts,
(f)	the net proceeds received from equity offerings and accumulated distributable earnings of BXMT, subject to certain adjustments,
(g)	the aggregate par amount of collateral assets, including principal cash, of our CLOs and
(h)	the gross amount of assets (including leverage) or the net assets for certain of our credit-focused registered investment companies and BDCs.
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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended				Nine Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,794,894	$1,655,443	$139,451	8%	$5,309,355	$5,023,128	$286,227	6%

Incentive Fees	191,794	158,801	32,993	21%	559,434	454,754	104,680	23%

Investment Income (Loss)
Performance Allocations
Realized	414,755	453,690	(38,935)	-9%	1,598,913	1,602,668	(3,755)	—
Unrealized	1,154,918	(63,204)	1,218,122	n/m	1,723,090	(708,021)	2,431,111	n/m
Principal Investments
Realized	95,235	94,313	922	1%	247,877	257,206	(9,329)	-4%
Unrealized	(1,864)	69,340	(71,204)	n/m	427,983	(257,988)	685,971	n/m

Total Investment Income (Loss)	1,663,044	554,139	1,108,905	200%	3,997,863	893,865	3,103,998	347%

Interest and Dividend Revenue	109,774	109,133	641	1%	312,612	348,123	(35,511)	-10%
Other	(96,312)	63,769	(160,081)	n/m	(31,861)	17,951	(49,812)	n/m

Total Revenues	3,663,194	2,541,285	1,121,909	44%	10,147,403	6,737,821	3,409,582	51%

Expenses
Compensation and Benefits
Compensation	732,041	700,268	31,773	5%	2,293,491	2,153,570	139,921	6%
Incentive Fee Compensation	73,464	65,432	8,032	12%	224,310	192,940	31,370	16%
Performance Allocations Compensation
Realized	169,740	168,620	1,120	1%	689,370	670,610	18,760	3%
Unrealized	465,099	11,866	453,233	3820%	747,679	(247,228)	994,907	n/m

Total Compensation and Benefits	1,440,344	946,186	494,158	52%	3,954,850	2,769,892	1,184,958	43%
General, Administrative and Other	340,945	279,186	61,759	22%	1,022,823	827,614	195,209	24%
Interest Expense	111,337	110,599	738	1%	328,156	323,136	5,020	2%
Fund Expenses	3,470	38,934	(35,464)	-91%	13,380	118,918	(105,538)	-89%

Total Expenses	1,896,096	1,374,905	521,191	38%	5,319,209	4,039,560	1,279,649	32%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	—	—	—	n/m	—	1,887	(1,887)	-100%
Net Gains (Losses) from Fund Investment Activities	42,842	(49,078)	91,920	n/m	70,009	102,486	(32,477)	-32%

Total Other Income (Loss)	42,842	(49,078)	91,920	n/m	70,009	104,373	(34,364)	-33%

Income Before Provision for Taxes	1,809,940	1,117,302	692,638	62%	4,898,203	2,802,634	2,095,569	75%
Provision for Taxes	245,303	196,560	48,743	25%	789,220	467,504	321,716	69%

Net Income	1,564,637	920,742	643,895	70%	4,108,983	2,335,130	1,773,853	76%
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(22,184)	(92,577)	70,393	-76%	(61,595)	(81,589)	19,994	-25%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	202,929	20,716	182,213	880%	406,339	185,021	221,318	120%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	603,057	440,609	162,448	37%	1,691,604	992,618	698,986	70%

Net Income Attributable to Blackstone Inc.	$780,835	$551,994	$228,841	41%	$2,072,635	$1,239,080	$833,555	67%

n/m  Not meaningful.

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Revenues
Revenues were $3.7 billion for the three months ended September 30, 2024, an increase of $1.1 billion, compared to $2.5 billion for the three months ended September 30, 2023. The increase in Revenues was primarily attributable to an increase of $1.1 billion in Investment Income (Loss), which was primarily due to an increase of $1.1 billion in Unrealized Investment Income (Loss).
The $1.1 billion increase in Unrealized Investment Income (Loss) was primarily attributable to higher unrealized appreciation of investments in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Principal drivers were:

•
An increase of $834.6 million in our Private Equity segment, primarily attributable to higher unrealized appreciation of Blackstone’s investment in certain Corporate Private Equity funds and GP Stakes funds in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Corporate Private Equity and GP Stakes funds appreciated 6.2% and 12.6%, respectively, in the three months ended September 30, 2024, compared to 2.4% and 0.9%, respectively, in the three months ended September 30, 2023.

•
An increase of $310.9 million in our Real Estate segment, primarily attributable to lower unrealized depreciation of Blackstone’s investment in certain BREP funds in the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Expenses
Expenses were $1.9 billion for the three months ended September 30, 2024, an increase of $521.2 million, compared to $1.4 billion for the three months ended September 30, 2023. The increase was primarily attributable to an increase of $494.2 million in Total Compensation and Benefits, of which $454.4 million was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to an increase in Investment Income (Loss), on which a portion of compensation is based.
Other Income (Loss)
Other Income (Loss) was $42.8 million for the three months ended September 30, 2024, an increase of $91.9 million, compared to $(49.1) million for the three months ended September 30, 2023. The increase in Other Income (Loss) was due to an increase of $91.9 million in Net Gains (Losses) from Fund Investment Activities.
The increase in Net Gains (Losses) from Fund Investment Activities was principally driven by increases of $81.5 million and $13.3 million in our Real Estate and Private Equity segments, respectively. The increase in our Real Estate segment was primarily driven by lower unrealized depreciation of investments in our consolidated funds. The increase in our Private Equity segment was primarily driven by higher unrealized appreciation of investments in our consolidated funds, partially offset by deconsolidation of a fund.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Revenues
Revenues were $10.1 billion for the nine months ended September 30, 2024, an increase of $3.4 billion, compared to $6.7 billion for the nine months ended September 30, 2023. The increase in Revenues was primarily attributable to an increase of $3.1 billion in Investment Income (Loss), which was primarily composed of an increase of $3.1 billion in Unrealized Investment Income (Loss).

The $3.1 billion increase in Unrealized Investment Income (Loss) was primarily attributable to net unrealized appreciation of investments in the nine months ended September 30, 2024 compared to net unrealized depreciation of investments in the nine months ended September 30, 2023. Principal drivers were:

•
An increase of $1.4 billion in our Private Equity segment, primarily attributable to higher unrealized appreciation of Blackstone’s investment in certain BIP funds, certain Corporate Private Equity funds and GP Stakes funds in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. BIP, Corporate Private Equity and GP Stakes funds appreciated 16.8%, 11.7% and 24.7%, respectively, in the nine months ended September 30, 2024, compared to 11.4%, 8.6% and 1.1%, respectively, in the nine months ended September 30, 2023.

•
An increase of $819.6 million in our Credit & Insurance segment, primarily attributable to an unrealized gain on the ownership of Corebridge common stock based on the publicly traded price as of September 30, 2024, compared to an unrealized loss based on the publicly traded price as of September 30, 2023.

•
An increase of $682.3 million in our Real Estate segment, primarily attributable to lower unrealized depreciation of Blackstone’s investment in certain BREP and Core+ real estate funds in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Expenses
Expenses were $5.3 billion for the nine months ended September 30, 2024, an increase of $1.3 billion, compared to $4.0 billion for the nine months ended September 30, 2023. The increase was primarily attributable to an increase of $1.2 billion in Total Compensation and Benefits, of which $1.0 billion was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income (Loss), on which a portion of compensation is based.
Other Income (Loss)
Other Income (Loss) was $70.0 million for the nine months ended September 30, 2024, a decrease of $34.4 million, compared to $104.4 million for the nine months ended September 30, 2023. The decrease in Other Income (Loss) was principally due to a decrease of $32.5 million in Net Gains (Losses) from Fund Investment Activities.
The decrease in Net Gains (Losses) from Fund Investment Activities was driven by a decrease of $57.0 million in our Private Equity segment, partially offset by an increase of $27.3 million in our Real Estate segment. The decrease in our Private Equity segment was primarily due to the deconsolidation of a fund and the increase in our Real Estate segment was primarily due to lower unrealized depreciation of investments in our consolidated funds.
Provision for Taxes
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Blackstone’s Provision for Taxes for the three months ended September 30, 2024 was $245.3 million, an increase of $48.7 million, compared to $196.6 million for the three months ended September 30, 2023. This resulted in an effective tax rate of 13.6% and 17.6%, based on our Income Before Provision for Taxes of $1.8 billion and $1.1 billion for the three months ended September 30, 2024 and 2023, respectively.
The decrease in Blackstone’s effective tax rate for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, relates primarily to the deferred tax impact of Blackstone’s investment in its operating partnerships.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Blackstone’s Provision for Taxes for the nine months ended September 30, 2024 was $789.2 million, an increase of $321.7 million, compared to $467.5 million for the nine months ended September 30, 2023. This resulted in an effective tax rate of 16.1% and 16.7%, based on our Income Before Provision for Taxes of $4.9 billion and $2.8 billion for the nine months ended September 30, 2024 and 2023, respectively.
The decrease in Blackstone’s effective tax rate for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, relates primarily to the impact of Non-Controlling Interests in Consolidated Entities and the deferred tax impact of Blackstone’s investment in its operating partnerships.
Blackstone had a corporate alternative minimum tax (“CAMT”) liability for the nine months ended September 30, 2024 as calculated pursuant to the Inflation Reduction Act. Blackstone will continue to assess the overall impact to its Provision for Taxes upon the issuance of applicable additional guidance by the U.S. Treasury Department related to interpretations of CAMT. For the nine months ended September 30, 2024, there is no meaningful CAMT impact reflected in the Provision for Taxes given current year tax payments made under CAMT are permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit.
Additional information regarding our income taxes can be found in Note 13. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing.
Non-Controlling Interests in Consolidated Entities
The Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities and Net Income Attributable to Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone funds. The amounts of these items vary directly with the performance of the consolidated Blackstone funds and largely eliminate the amount of Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities from the Net Income Attributable to Blackstone Inc.
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
For the three months ended September 30, 2024 and 2023, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 38.4% and 39.1%, respectively. For the nine months ended September 30, 2024 and 2023, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 38.6% and 39.3%, respectively. The respective decreases of 0.7% and 0.7% were primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.

Operating Metrics
Total and Fee-Earning Assets Under Management
The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2024 and 2023. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Total and Fee-Earning Assets Under Management.”

Assets Under Management

(Dollars in Billions)

Fee-Earning
$762.6
$808.7
$820.5
$298.9
$299.1
$285.5
$177.0
$200.5
$208.7
$218.2
$237.3
$251.6
$68.5
$71.8
$74.7
4Q'23
2Q'24
3Q'24
Total
$1,040.2
$1,076.4
$1,107.6
$336.9
$336.1
$325.1
$314.4
$330.6
$344.7
$312.7
$330.1
$354.7
$76.2
$79.6
$83.1
4Q'23
2Q'24
3Q'24
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing

Note:	Totals may not add due to rounding.

	Three Months Ended
	September 30, 2024					September 30, 2023
		Private	Credit &	Multi-Asset			Private	Credit &	Multi-Asset
	Real Estate	Equity	Insurance	Investing	Total	Real Estate	Equity	Insurance	Investing	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$299,066,252	$200,486,740	$237,285,546	$71,818,263	$808,656,801	$287,556,241	$173,736,641	$202,794,690	$67,057,493	$731,145,065
Inflows (a)	6,339,267	9,837,020	15,543,666	2,414,940	34,134,893	10,868,551	2,353,367	9,547,713	1,994,463	24,764,094
Outflows (b)	(14,705,015)	(1,939,598)	1,179,299	(1,235,655)	(16,700,969)	(7,228,016)	(91,048)	(2,516,618)	(1,811,313)	(11,646,995)

Net Inflows (Outflows)	(8,365,748)	7,897,422	16,722,965	1,179,285	17,433,924	3,640,535	2,262,319	7,031,095	183,150	13,117,099
Realizations (c)	(7,766,570)	(1,481,885)	(7,185,343)	(393,637)	(16,827,435)	(4,631,227)	(2,189,450)	(3,510,415)	(394,892)	(10,725,984)
Market Activity (d)(g)	2,554,138	1,779,379	4,744,263	2,116,133	11,193,913	(1,628,646)	2,067,862	(1,341,325)	1,907,532	1,005,423

Balance, End of Period (e)	$285,488,072	$208,681,656	$251,567,431	$74,720,044	$820,457,203	$284,936,903	$175,877,372	$204,974,045	$68,753,283	$734,541,603

Increase (Decrease)	$(13,578,180)	$8,194,916	$14,281,885	$2,901,781	$11,800,402	$(2,619,338)	$2,140,731	$2,179,355	$1,695,790	$3,396,538
Increase (Decrease)	-5%	4%	6%	4%	1%	-1%	1%	1%	3%	—

	Nine Months Ended
	September 30, 2024					September 30, 2023
		Private	Credit &	Multi-Asset			Private	Credit &	Multi-Asset
	Real Estate	Equity	Insurance	Investing	Total	Real Estate	Equity	Insurance	Investing	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$298,889,475	$176,997,265	$218,188,936	$68,532,226	$762,607,902	$281,967,153	$175,990,967	$192,535,693	$67,893,075	$718,386,888
Inflows (a)	22,109,230	39,183,794	48,657,787	6,272,938	116,223,749	33,698,852	5,596,149	30,103,693	5,322,695	74,721,389
Outflows (b)	(21,515,859)	(6,268,958)	(3,241,976)	(5,153,945)	(36,180,738)	(14,801,926)	(357,026)	(10,101,624)	(6,517,553)	(31,778,129)

Net Inflows (Outflows)	593,371	32,914,836	45,415,811	1,118,993	80,043,011	18,896,926	5,239,123	20,002,069	(1,194,858)	42,943,260
Realizations (c)	(17,370,846)	(5,617,538)	(18,893,384)	(1,403,073)	(43,284,841)	(14,583,553)	(7,711,110)	(10,137,479)	(1,653,465)	(34,085,607)
Market Activity (d)(h)	3,376,072	4,387,093	6,856,068	6,471,898	21,091,131	(1,343,623)	2,358,392	2,573,762	3,708,531	7,297,062

Balance, End of Period (e)	$285,488,072	$208,681,656	$251,567,431	$74,720,044	$820,457,203	$284,936,903	$175,877,372	$204,974,045	$68,753,283	$734,541,603

Increase (Decrease)	$(13,401,403)	$31,684,391	$33,378,495	$6,187,818	$57,849,301	$2,969,750	$(113,595)	$12,438,352	$860,208	$16,154,715
Increase (Decrease)	-4%	18%	15%	9%	8%	1%	—	6%	1%	2%
Annualized Base Management Fee Rate (f)	0.92%	1.01%	0.65%	0.65%	0.84%	0.99%	1.08%	0.64%	0.70%	0.89%

	Three Months Ended
	September 30, 2024					September 30, 2023
		Private	Credit &	Multi-Asset			Private	Credit &	Multi-Asset
	Real Estate	Equity	Insurance	Investing	Total	Real Estate	Equity	Insurance	Investing	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$336,100,271	$330,589,586	$330,117,204	$79,564,750	$1,076,371,811	$333,241,514	$305,277,730	$288,410,617	$74,426,098	$1,001,355,959
Inflows (a)	5,834,937	10,201,293	21,389,914	3,114,569	40,540,713	9,080,894	3,575,508	10,388,817	2,298,059	25,343,278
Outflows (b)	(14,625,590)	(1,795,914)	6,487,234	(1,385,397)	(11,319,667)	(3,666,574)	(790,417)	(2,701,996)	(1,994,183)	(9,153,170)

Net Inflows (Outflows)	(8,790,653)	8,405,379	27,877,148	1,729,172	29,221,046	5,414,320	2,785,091	7,686,821	303,876	16,190,108
Realizations (c)	(7,405,152)	(5,255,528)	(9,631,685)	(444,578)	(22,736,943)	(4,210,722)	(5,189,356)	(4,957,840)	(418,063)	(14,775,981)
Market Activity (d)(i)	5,171,247	10,970,764	6,378,853	2,251,584	24,772,448	(2,944,415)	5,696,492	(231,486)	2,062,781	4,583,372

Balance, End of Period (e)	$325,075,713	$344,710,201	$354,741,520	$83,100,928	$1,107,628,362	$331,500,697	$308,569,957	$290,908,112	$76,374,692	$1,007,353,458

Increase (Decrease)	$(11,024,558)	$14,120,615	$24,624,316	$3,536,178	$31,256,551	$(1,740,817)	$3,292,227	$2,497,495	$1,948,594	$5,997,499
Increase (Decrease)	-3%	4%	7%	4%	3%	-1%	1%	1%	3%	1%

	Nine Months Ended
	September 30, 2024					September 30, 2023
		Private	Credit &	Multi-Asset			Private	Credit &	Multi-Asset
	Real Estate	Equity	Insurance	Investing	Total	Real Estate	Equity	Insurance	Investing	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$336,940,096	$314,391,397	$312,674,037	$76,186,917	$1,040,192,447	$326,146,904	$299,850,659	$273,746,559	$74,928,955	$974,673,077
Inflows (a)	19,846,962	29,667,700	57,019,224	7,425,130	113,959,016	34,017,611	16,789,616	38,997,788	6,013,159	95,818,174
Outflows (b)	(21,496,056)	(4,490,723)	(2,440,863)	(5,832,229)	(34,259,871)	(11,593,028)	(1,947,839)	(12,554,437)	(6,767,885)	(32,863,189)

Net Inflows (Outflows)	(1,649,094)	25,176,977	54,578,361	1,592,901	79,699,145	22,424,583	14,841,777	26,443,351	(754,726)	62,954,985
Realizations (c)	(16,706,782)	(18,364,933)	(24,620,900)	(1,549,541)	(61,242,156)	(14,177,010)	(18,991,092)	(14,996,977)	(1,740,913)	(49,905,992)
Market Activity (d)(j)	6,491,493	23,506,760	12,110,022	6,870,651	48,978,926	(2,893,780)	12,868,613	5,715,179	3,941,376	19,631,388

Balance, End of Period (e)	$325,075,713	$344,710,201	$354,741,520	$83,100,928	$1,107,628,362	$331,500,697	$308,569,957	$290,908,112	$76,374,692	$1,007,353,458

Increase (Decrease)	$(11,864,383)	$30,318,804	$42,067,483	$6,914,011	$67,435,915	$5,353,793	$8,719,298	$17,161,553	$1,445,737	$32,680,381
Increase (Decrease)	-4%	10%	13%	9%	6%	2%	3%	6%	2%	3%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period.

(g)
For the three months ended September 30, 2024, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $2.4 billion, $176.9 million, $724.9 million, $329.7 million and $3.6 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended September 30, 2023, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(1.6) billion, $(117.9) million, $(630.3) million, $(213.6) million and $(2.6) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(h)
For the nine months ended September 30, 2024, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $896.7 million, $40.2 million, $265.4 million, $27.6 million and $1.2 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the nine months ended September 30, 2023, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(617.3) million, $(62.7) million, $99.0 million, $(452.2) million and $(1.0) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(i)
For the three months ended September 30, 2024, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $3.8 billion, $1.5 billion, $788.6 million, $333.3 million and $6.5 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended September 30, 2023, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(2.6) billion, $(822.0) million, $(693.3) million, $(214.0) million and $(4.3) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(j)
For the nine months ended September 30, 2024, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $1.5 billion, $666.7 million, $354.5 million, $31.7 million and $2.6 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the nine months ended September 30, 2023, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(1.3) billion, $26.8 million, $130.8 million, $(444.7) million and $(1.6) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

Fee-Earning Assets Under Management
Fee-Earning Assets Under Management were $820.5 billion at September 30, 2024, an increase of $11.8 billion compared to $808.7 billion at June 30, 2024. The net increase was due to:

•
In our Real Estate segment, a decrease of $13.6 billion from $299.1 billion at June 30, 2024 to $285.5 billion at September 30, 2024. The net decrease was due to outflows of $14.7 billion and realizations of $7.8 billion, offset by inflows of $6.3 billion and market appreciation of $2.6 billion.

o	Outflows were driven by $12.1 billion due to the Residential Debt Transfer and $1.7 billion from BREIT.
o	Realizations were driven by $3.6 billion from BREDS and $2.0 billion from BREIT.
o	Inflows were driven by $2.3 billion from BREIT, $2.0 billion from BREDS and $1.3 billion from BPP and co-investment.
o
Market appreciation was driven by appreciation of $1.5 billion from BREDS (which reflected $63.5 million of foreign exchange appreciation) and $613.1 million from BREP and co-investment (which reflected $609.3 million of foreign exchange appreciation).

•
In our Private Equity segment, an increase of $8.2 billion from $200.5 billion at June 30, 2024 to $208.7 billion at September 30, 2024. The net increase was due to inflows of $9.8 billion and market appreciation of $1.8 billion, offset by outflows of $1.9 billion and realizations of $1.5 billion.

o	Inflows were driven by $3.0 billion from Corporate Private Equity, $3.0 billion from Secondaries and $1.5 billion from BIP.
o	Market appreciation was driven by appreciation of $1.7 billion from BIP (which reflected $177.0 million of foreign exchange appreciation).
o	Outflows were driven by $1.2 billion from Corporate Private Equity and $275.8 million from BTAS.
o	Realizations were driven by $468.9 million from Secondaries, $440.0 million from BIP and $390.1 million from Corporate Private Equity.

•
In our Credit & Insurance segment, an increase of $14.3 billion from $237.3 billion at June 30, 2024 to $251.6 billion at September 30, 2024. The net increase was due to inflows of $15.5 billion, market appreciation of $4.7 billion and outflows of $(1.2) billion, offset by realizations of $7.2 billion.

o	Inflows were driven by $7.0 billion from direct lending, $4.2 billion from liquid corporate credit and $4.1 billion from infrastructure and asset based credit strategies.
o
Market appreciation was driven by appreciation of $2.6 billion from liquid corporate credit (which reflected $536.9 million of foreign exchange appreciation) and $1.1 billion from infrastructure and asset based credit strategies.

o
Outflows were driven by $4.0 billion as a result of an update to the methodology to exclude, leverage that contributes to performance revenues but does not earn management fees, $3.9 billion from liquid corporate credit, $1.5 billion from mezzanine funds and $809.3 million from the insurance platform, all offset by $(12.1) billion due to the Residential Debt Transfer.

o	Realizations were driven by $3.6 billion from liquid corporate credit and $2.2 billion from direct lending.

•
In our Multi-Asset Investing segment, an increase of $2.9 billion from $71.8 billion at June 30, 2024 to $74.7 billion at September 30, 2024. The net increase was due to inflows of $2.4 billion and market appreciation of $2.1 billion, offset by outflows of $1.2 billion and realizations of $393.6 million.

o	Inflows were driven by $2.1 billion from Absolute Return and $209.1 million from Multi-Strategy.

o
Market appreciation was driven by appreciation of $1.5 billion from Absolute Return (which reflected $316.1 million of foreign exchange appreciation), $304.4 million from Harvest and $272.8 million from Multi-Strategy (which reflected $13.6 million of foreign exchange appreciation).

o	Outflows were driven by $1.1 billion from Absolute Return and $145.0 million from Harvest.
o	Realizations were driven by $199.9 million from Multi-Strategy and $124.8 million from Absolute Return.
Fee-Earning Assets Under Management were $820.5 billion at September 30, 2024, an increase of $57.8 billion compared to $762.6 billion at December 31, 2023. The net increase was due to:

•
In our Real Estate segment, a decrease of $13.4 billion from $298.9 billion at December 31, 2023 to $285.5 billion at September 30, 2024. The net decrease was due to outflows of $21.5 billion and realizations of $17.4 billion, offset by inflows of $22.1 billion and market appreciation of $3.4 billion.

o	Outflows were driven by $12.1 billion due to the Residential Debt Transfer and $8.0 billion from BREIT.
o	Realizations were driven by $8.0 billion from BREDS and $4.9 billion from BREIT.
o	Inflows were driven by $8.0 billion from BREDS, $6.1 billion from BREIT and $4.4 billion from BREP and co-investment.
o
Market appreciation was driven by appreciation of $2.2 billion from BREDS (which reflected $51.9 million of foreign exchange appreciation) and $1.3 billion from BREIT (which reflected $55.6 million of foreign exchange appreciation), partially offset by depreciation of $349.7 million from BPP and co-investment (which reflected $532.7 million of foreign exchange appreciation).

•
In our Private Equity segment, an increase of $31.7 billion from $177.0 billion at December 31, 2023 to $208.7 billion at September 30, 2024. The net increase was due to inflows of $39.2 billion and market appreciation of $4.4 billion, offset by outflows of $6.3 billion and realizations of $5.6 billion.

o	Inflows were driven by $26.6 billion from Corporate Private Equity, $3.8 billion from BIP and $3.5 billion from Secondaries.
o
Market appreciation was driven by appreciation of $4.5 billion from BIP (which reflected $35.9 million of foreign exchange appreciation), partially offset by depreciation of $268.8 million from Secondaries.

o	Outflows were driven by $4.6 billion from Corporate Private Equity.
o	Realizations were driven by $1.9 billion from Secondaries, $1.8 billion from Corporate Private Equity and $1.2 billion from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $33.4 billion from $218.2 billion at December 31, 2023 to $251.6 billion at September 30, 2024. The net increase was due to inflows of $48.7 billion and market appreciation of $6.9 billion, offset by realizations of $18.9 billion and outflows of $3.2 billion.

o	Inflows were driven by $19.6 billion from direct lending, $14.8 billion from liquid corporate credit and $11.9 billion from infrastructure and asset based credit strategies.
o
Market appreciation was driven by appreciation of $3.2 billion from direct lending (which reflected $37.3 million of foreign exchange appreciation) and $2.5 billion from liquid corporate credit (which reflected $221.1 million of foreign exchange appreciation).

o	Realizations were driven by $8.9 billion from liquid corporate credit and $5.8 billion from direct lending.
o
Outflows were driven by $4.0 billion as a result of an update to the methodology to exclude, leverage that contributes to performance revenues but does not earn management fees, $6.3 billion from liquid corporate credit, $1.6 billion from the insurance platform and $1.5 billion from mezzanine funds, all offset by $(12.1) billion due to the Residential Debt Transfer.

•
In our Multi-Asset Investing segment, an increase of $6.2 billion from $68.5 billion at December 31, 2023 to $74.7 billion at September 30, 2024. The net increase was due to market appreciation of $6.5 billion and inflows of $6.3 billion, offset by outflows of $5.2 billion and realizations of $1.4 billion.

o
Market appreciation was driven by appreciation of $4.3 billion from Absolute Return, $1.5 billion from Harvest and $699.9 million from Multi-Strategy (which reflected $18.8 million of foreign exchange appreciation).

o	Inflows were driven by $5.0 billion from Absolute Return, $967.8 million from Multi-Strategy and $316.5 million from Harvest.
o	Outflows were driven by $4.4 billion from Absolute Return, $422.1 million from Harvest and $348.0 million from Multi-Strategy.
o	Realizations were driven by $801.0 million from Multi-Strategy, $402.6 million from Absolute Return and $199.5 million from Harvest.
Total Assets Under Management
Total Assets Under Management were $1,107.6 billion at September 30, 2024, an increase of $31.3 billion compared to $1,076.4 billion at June 30, 2024. The net increase was due to:

•
In our Real Estate segment, a decrease of $11.0 billion from $336.1 billion at June 30, 2024 to $325.1 billion at September 30, 2024. The net decrease was due to outflows of $14.6 billion and realizations of $7.4 billion, offset by inflows of $5.8 billion and market appreciation of $5.2 billion.

o	Outflows were driven by $12.5 billion due to the Residential Debt Transfer and $1.7 billion from BREIT.
o	Realizations were driven by $2.4 billion from BREDS, $2.0 billion from BREIT and $1.8 billion from BREP and co-investment.
o	Inflows were driven by $2.3 billion from BREIT, $1.6 billion from BREDS and $1.3 billion from BPP and co-investment.
o
Market appreciation was driven by appreciation of $2.7 billion from BREDS (which reflected $82.5 million of foreign exchange appreciation) and $2.0 billion from BREP and co-investment (which reflected $2.0 billion of foreign exchange appreciation).

•
In our Private Equity segment, an increase of $14.1 billion from $330.6 billion at June 30, 2024 to $344.7 billion at September 30, 2024. The net increase was due to market appreciation of $11.0 billion and inflows of $10.2 billion, offset by realizations of $5.3 billion and outflows of $1.8 billion.

o
Market appreciation was driven by appreciation of $5.8 billion from Corporate Private Equity (which reflected $1.1 billion of foreign exchange appreciation) and $2.2 billion from BIP (which reflected $260.3 million of foreign exchange appreciation).

o	Inflows were driven by $3.4 billion from Corporate Private Equity, $2.8 billion from BIP and $1.5 billion from Secondaries.
o	Realizations were driven by $2.1 billion from Corporate Private Equity, $1.6 billion from Secondaries and $971.0 million from BIP.
o	Outflows were driven by $664.1 million from Secondaries and $613.4 million from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $24.6 billion from $330.1 billion at June 30, 2024 to $354.7 billion at September 30, 2024. The net increase was due to inflows of $21.4 billion, outflows of $(6.5) billion and market appreciation of $6.4 billion, offset by realizations of $9.6 billion.

o	Inflows were driven by $8.9 billion from direct lending, $5.5 billion from liquid corporate credit and $4.6 billion from infrastructure and asset based credit strategies.
o
Outflows were driven by $4.0 billion from liquid corporate credit, $1.3 billion from direct lending and $809.3 million from the insurance platform, all offset by $(12.5) billion due to the Residential Debt Transfer.

o
Market appreciation was driven by appreciation of $2.6 billion from liquid corporate credit (which reflected $551.8 million of foreign exchange appreciation), $1.6 billion from direct lending (which reflected $234.0 million of foreign exchange appreciation) and $1.5 billion from infrastructure and asset based credit strategies.

o	Realizations were driven by $4.0 billion from direct lending and $3.6 billion from liquid corporate credit.

•
In our Multi-Asset Investing segment, an increase of $3.5 billion from $79.6 billion at June 30, 2024 to $83.1 billion at September 30, 2024. The net increase was due to inflows of $3.1 billion and market appreciation of $2.3 billion, offset by outflows of $1.4 billion and realizations of $444.6 million.

o	Inflows were driven by $2.0 billion from Absolute Return, $964.3 million from Multi-Strategy and $142.9 million from Harvest.
o
Market appreciation was driven by appreciation of $1.6 billion from Absolute Return (which reflected $316.3 million of foreign exchange appreciation), $334.8 million from Harvest and $290.4 million from Multi-Strategy (which reflected $16.9 million of foreign exchange appreciation).

o	Outflows were driven by $1.2 billion from Absolute Return and $145.1 million from Harvest.
o	Realizations were driven by $218.5 million from Multi-Strategy, $131.6 million from Absolute Return and $94.5 million from Harvest.
Total Assets Under Management were $1,107.6 billion at September 30, 2024, an increase of $67.4 billion compared to $1,040.2 billion at December 31, 2023. The net increase was due to:

•
In our Real Estate segment, a decrease of $11.9 billion from $336.9 billion at December 31, 2023 to $325.1 billion at September 30, 2024. The net decrease was due to outflows of $21.5 billion and realizations of $16.7 billion, offset by inflows of $19.8 billion and market appreciation of $6.5 billion.

o	Outflows were driven by $12.5 billion due to the Residential Debt Transfer and $8.0 billion from BREIT.
o	Realizations were driven by $6.0 billion from BREDS, $4.9 billion from BREIT and $2.9 billion from BPP and co-investment.

o	Inflows were driven by $7.7 billion from BREDS, $6.1 billion from BREIT and $3.5 billion from BREP and co-investment.
o
Market appreciation was primarily driven by appreciation of $3.9 billion from BREDS (which reflected $79.1 million of foreign exchange appreciation) and $1.7 billion from BREP and co-investment (which reflected $779.2 million of foreign exchange appreciation).

•
In our Private Equity segment, an increase of $30.3 billion from $314.4 billion at December 31, 2023 to $344.7 billion at September 30, 2024. The net increase was due to inflows of $29.7 billion and market appreciation of $23.5 billion, offset by realizations of $18.4 billion and outflows of $4.5 billion.

o	Inflows were driven by $11.6 billion from Corporate Private Equity, $7.4 billion from BIP and $4.9 billion from Secondaries.
o
Market appreciation was driven by appreciation of $10.5 billion from Corporate Private Equity (which reflected $479.4 million of foreign exchange appreciation), $5.7 billion from BIP (which reflected $122.9 million of foreign exchange appreciation) and $4.6 billion from Secondaries (which reflected $13.6 million of foreign exchange appreciation).

o	Realizations were driven by $8.8 billion from Corporate Private Equity and $5.4 billion from Secondaries.
o	Outflows were driven by $1.8 billion from Secondaries and $1.5 billion from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $42.1 billion from $312.7 billion at December 31, 2023 to $354.7 billion at September 30, 2024. The net increase was due to inflows of $57.0 billion and market appreciation of $12.1 billion, offset by realizations of $24.6 billion and outflows of $2.4 billion.

o	Inflows were driven by $24.4 billion from direct lending, $15.1 billion from liquid corporate credit and $12.4 billion from infrastructure and asset based credit strategies.
o
Market appreciation was driven by appreciation of $4.5 billion from direct lending (which reflected $78.9 million of foreign exchange appreciation), $2.7 billion from the liquid corporate credit (which reflected $276.1 million of foreign exchange appreciation) and $1.7 billion from infrastructure and asset based credit strategies.

o	Realizations were driven by $9.7 billion from direct lending and $8.9 billion from liquid corporate credit.
o
Outflows were driven by $6.5 billion from liquid corporate credit, $6.0 billion from direct lending and $1.6 billion from the insurance platform, all offset by $(12.5) billion due to the Residential Debt Transfer.

•
In our Multi-Asset Investing segment, an increase of $6.9 billion from $76.2 billion at December 31, 2023 to $83.1 billion at September 30, 2024. The net increase was due to inflows of $7.4 billion and market appreciation of $6.9 billion, offset by outflows of $5.8 billion and realizations of $1.5 billion.

o	Inflows were driven by $5.1 billion from Absolute Return, $2.0 billion from Multi-Strategy and $384.2 million from Harvest.
o
Market appreciation was driven by appreciation of $4.5 billion from Absolute Return, $1.6 billion from Harvest and $714.9 million from Multi-Strategy (which reflected $22.7 million of foreign exchange appreciation).

o	Outflows were driven by $4.6 billion from Absolute Return, $736.2 million from Multi-Strategy and $450.4 million from Harvest.

o	Realizations were driven by $872.0 million from Multi-Strategy, $413.9 million from Absolute Return and $263.6 million from Harvest.
Fee-Earning Assets Under Management inflows in Corporate Private Equity exceed Total Assets Under Management inflows primarily due to the commencement of the investment period of BCP IX and BETP IV in the nine months ended September 30, 2024. Fee-Earning Assets Under Management inflows are reported when a fund’s investment period commences, whereas Total Assets Under Management activity is reported at each fund closing.
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
Total Assets Under Management inflows in our Credit & Insurance segment direct lending funds exceed the Fee-Earning Assets Under Management inflows because Total Assets Under Management inflows are reported at their gross value while, for certain funds, Fee-Earning Assets Under Management inflows are reported as net assets, which is the basis on which fees are charged.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of September 30, 2024 and 2023. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 17. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “Part I. Item 1. Financial Statements” of this filing. See “—Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	September 30,
	2024	2023

	(Dollars in Millions)
Real Estate
BREP Global	$1,313	$1,625
BREP Europe	130	132
BREP Asia	97	93
BPP	32	387
BREDS	18	30
BTAS	18	18

Total Real Estate (a)	1,608	2,285

Private Equity
BCP Global	1,708	1,542
BCP Asia	260	113
Energy/Energy Transition	533	387
Core Private Equity	244	220
Tactical Opportunities	181	235
Secondaries	951	737
Infrastructure	568	324
Life Sciences	145	62
BTAS/BXPE/Other	240	186

Total Private Equity (a)	4,829	3,804

Credit & Insurance	450	292

Multi-Asset Investing	105	53

Total Blackstone Net Accrued Performance Revenues	$6,992	$6,435

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
For the twelve months ended September 30, 2024, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $2.4 billion, partially offset by net realized distributions of $1.8 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
(a)
Perpetual Capital Total Assets Under Management for Multi-Asset Investing segment was zero, $200.4 million and $206.3 million as of December 31, 2023, June 30, 2024 and September 30, 2024, respectively.

Perpetual Capital Total Assets Under Management were $434.7 billion as of September 30, 2024, an increase of $16.2 billion, compared to $418.6 billion as of June 30, 2024. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $18.2 billion and $7.9 billion, respectively, partially offset by a decrease in our Real Estate segment of $10.0 billion. Principal drivers of the increases and decrease were:

•	In our Credit & Insurance segment, growth of $16.1 billion in insurance capital managed in the segment, which was primarily related to the perpetual capital portion of the Residential Debt Transfer.

•	In our Private Equity segment, growth in BIP and BXPE capital managed in the segment resulted in an increase of $3.9 billion and $2.2 billion, respectively.
•	In our Real Estate segment, the decrease of $10.0 billion was primarily due to the perpetual capital portion of the Residential Debt Transfer.
Perpetual Capital Total Assets Under Management were $434.7 billion as of September 30, 2024, an increase of $38.4 billion, compared to $396.3 billion as of December 31, 2023. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $31.6 billion and $18.2 billion, respectively, partially offset by a decrease in our Real Estate segment of $11.6 billion. Principal drivers of the increases and decrease were:

•	In our Credit & Insurance segment, growth of $22.1 billion in insurance capital managed in the segment, which was primarily related to the perpetual capital portion of the Residential Debt Transfer.
•	In our Private Equity segment, growth in BIP and BXPE capital managed in the segment resulted in increases of $11.6 billion and $3.8 billion, respectively.
•
In our Real Estate segment, the decrease of $11.6 billion was primarily due to decreases of $5.4 billion in BREIT and $4.4 billion in BREDS, primarily reflecting the perpetual capital portion of the Residential Debt Transfer.

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
The following tables present the investment record of our significant carry/drawdown funds and selected perpetual capital strategies from inception through September 30, 2024:

Carry/Drawdown Funds

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$ 140,714	$ —	$ —	n/a	—	$ 345,190	2.5x	$ 345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	—	n/a	—	4,684,232	1.7x	4,684,232	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	6,226	n/a	—	13,463,448	2.3x	13,469,674	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,122	—	7,531	n/a	—	27,758,817	2.5x	27,766,348	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,505,657	1,017,051	1,883,905	0.6x	—	28,472,664	2.2x	30,356,569	1.9x	20%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,607,961	2,006,806	11,937,632	1.5x	1%	22,801,799	2.3x	34,739,431	2.0x	23%	14%
BREP IX (Jun 2019 / Aug 2022)	21,349,913	3,314,887	24,434,954	1.4x	1%	9,029,887	2.2x	33,464,841	1.5x	55%	13%
*BREP X (Aug 2022 / Feb 2028)	30,640,856	22,293,304	9,524,677	1.2x	6%	302,375	1.1x	9,827,052	1.2x	n/a	10%

Total Global BREP	$ 104,145,090	$ 28,632,048	$ 47,794,925	1.3x	2%	$ 114,048,140	2.3x	$ 161,843,065	1.9x	17%	15%

BREP Int’l (Jan 2001 / Sep 2005)	€ 824,172	€ —	€ —	n/a	—	€ 1,373,170	2.1x	€ 1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,420	391,802	152,188	0.3x	—	5,856,192	2.4x	6,008,380	2.0x	18%	13%
BREP Europe IV (Sep 2013 / Dec 2016)	6,676,577	1,079,282	1,075,017	0.8x	—	10,146,604	1.9x	11,221,621	1.7x	18%	12%
BREP Europe V (Dec 2016 / Oct 2019)	7,992,703	884,823	4,407,440	0.8x	—	6,762,819	3.8x	11,170,259	1.5x	41%	7%
BREP Europe VI (Oct 2019 / Sep 2023)	9,933,550	2,975,177	8,442,676	1.2x	—	3,442,555	2.6x	11,885,231	1.4x	72%	12%
*BREP Europe VII (Sep 2023 / Mar 2029)	7,704,643	6,190,274	1,768,948	1.2x	—	—	n/a	1,768,948	1.2x	n/a	n/m

Total BREP Europe	€ 37,966,813	€ 11,521,358	€ 15,846,269	1.0x	—	€ 30,164,372	2.3x	€ 46,010,641	1.6x	17%	11%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,262,075	$898,533	$1,560,757	1.7x	14%	$7,229,127	2.0x	$8,789,884	1.9x	16%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,354,811	1,310,778	6,411,213	1.2x	5%	2,112,419	1.8x	8,523,632	1.3x	24%	5%
*BREP Asia III (Mar 2022 / Sep 2027)	8,210,352	6,801,968	1,403,568	1.0x	—	—	n/a	1,403,568	1.0x	n/a	-13%

Total BREP Asia	19,827,238	9,011,279	9,375,538	1.2x	6%	9,341,546	1.9x	18,717,084	1.5x	17%	8%
BREP Co-Investment (f)	7,587,426	117,353	1,103,907	1.7x	—	15,264,782	2.2x	16,368,689	2.2x	16%	16%

Total BREP	$176,001,124	$50,446,797	$76,080,082	1.2x	2%	$175,528,787	2.3x	$251,608,869	1.8x	17%	14%

*BREDS High-Yield (Various) (g)	$25,164,762	$8,052,575	$5,428,734	1.0x	—	$21,395,281	1.3x	$26,824,015	1.3x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	n/a	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,268,627	2.5x	3,268,627	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,228,707	2.3x	9,228,707	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	184	n/a	—	2,995,106	1.4x	2,995,290	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	195,824	357	n/a	—	21,720,334	2.9x	21,720,691	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	66,016	n/a	100%	38,806,330	1.9x	38,872,346	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,243	1,341,026	4,120,776	2.0x	16%	28,788,181	2.2x	32,908,957	2.2x	14%	12%
BCP VII (May 2016 / Feb 2020)	18,867,443	1,704,240	17,880,529	1.7x	21%	18,540,348	2.6x	36,420,877	2.0x	25%	13%
BCP VIII (Feb 2020 / Apr 2024)	25,912,375	8,372,340	25,407,341	1.4x	4%	2,518,107	2.3x	27,925,448	1.5x	n/m	11%
*BCP IX (Apr 2024 / Apr 2029)	20,777,398	20,690,042	46,367	n/a	—	—	n/a	46,367	n/a	n/a	n/a
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	487,445	1.5x	54%	4,191,619	2.0x	4,679,064	2.0x	14%	11%
Energy II (Feb 2015 / Feb 2020)	4,920,933	867,570	4,136,017	1.9x	68%	4,377,051	1.8x	8,513,068	1.9x	12%	8%
Energy III (Feb 2020 / Jun 2024)	4,355,021	1,583,228	5,370,434	2.1x	10%	1,631,879	2.4x	7,002,313	2.2x	47%	30%
*Energy Transition IV (Jun 2024 / Jun 2029)	4,303,332	4,270,434	—	n/a	—	—	n/a	—	n/a	n/a	n/a
BCP Asia I (Dec 2017 / Sep 2021)	2,437,080	417,510	2,947,127	2.1x	60%	2,623,597	3.5x	5,570,724	2.6x	51%	26%
*BCP Asia II (Sep 2021 / Sep 2027)	6,788,466	4,361,442	3,431,480	1.9x	8%	91,510	2.2x	3,522,990	1.9x	n/m	35%
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,760,279	1,171,237	7,485,845	2.0x	—	2,871,414	5.2x	10,357,259	2.4x	58%	17%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,450,958	5,123,153	4,683,299	1.3x	—	346,751	n/a	5,030,050	1.4x	n/a	15%

Total Corporate Private Equity	$155,317,313	$51,332,372	$76,063,217	1.6x	15%	$143,741,299	2.3x	$219,804,516	2.0x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$30,813,178	$12,260,704	$15,581,042	1.2x	5%	$24,261,935	1.8x	$39,842,977	1.5x	16%	10%
*Tactical Opportunities Co-Investment and Other (Various)	12,541,264	2,391,711	5,259,063	1.2x	2%	10,576,414	1.8x	15,835,477	1.6x	21%	16%

Total Tactical Opportunities	$43,354,442	$14,652,415	$20,840,105	1.2x	4%	$34,838,349	1.8x	$55,678,454	1.5x	17%	12%

Growth
*BXG I (Jul 2020 / Jul 2025)	$5,006,755	$1,204,350	$3,520,462	1.0x	2%	$517,135	2.6x	$4,037,597	1.1x	n/m	-2%
BXG II (TBD)	4,190,970	4,190,970	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Growth	$9,197,725	$5,395,320	$3,520,462	1.0x	2%	$517,135	2.6x	$4,037,597	1.1x	n/m	-2%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$11,035,527	$23,013	$7,796	n/a	—	$16,782,783	n/a	$16,790,579	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,772	604,672	662,063	n/a	—	4,399,074	n/a	5,061,137	1.7x	n/a	13%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,672,312	3,060,725	n/a	—	7,577,917	n/a	10,638,642	1.9x	n/a	16%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	502,307	1,279,240	n/a	—	1,173,420	n/a	2,452,660	1.7x	n/a	16%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	3,974,342	7,787,015	n/a	—	6,876,095	n/a	14,663,110	1.8x	n/a	24%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	7,455,591	2,382,516	2,516,169	n/a	—	2,525,494	n/a	5,041,663	1.5x	n/a	13%
Strategic Partners Infrastructure III (Jun 2020 / Jun 2024) (i)	3,250,100	534,128	2,626,027	n/a	—	274,616	n/a	2,900,643	1.4x	n/a	22%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)	19,692,626	7,648,783	8,568,139	n/a	—	782,344	n/a	9,350,483	1.4x	n/a	18%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)	2,095,211	739,359	900,770	n/a	—	3,947	n/a	904,717	1.0x	n/a	-3%

Total Strategic Partners (Secondaries)	$67,895,204	$18,081,432	$27,407,944	n/a	—	$40,395,690	n/a	$67,803,634	1.6x	n/a	14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$910,000	$61,316	$716,439	2.1x	—	$559,642	1.4x	$1,276,081	1.7x	6%	10%
*BXLS V (Jan 2020 / Jan 2025)	5,004,386	2,657,312	3,536,842	1.9x	2%	469,474	1.2x	4,006,316	1.8x	n/m	16%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total

	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$—	n/a	—	$4,809,113	1.6x	$4,809,113	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	993,260	92,124	0.2x	—	6,678,087	1.5x	6,770,211	1.4x	n/a	10%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,091,782	2,165,828	1.2x	39%	8,454,627	1.6x	10,620,455	1.5x	n/a	12%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	1,389,288	4,679,493	1.1x	—	1,239,671	1.8x	5,919,164	1.2x	n/a	14%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	142,782	0.2x	—	5,470,492	1.2x	5,613,274	1.1x	n/a	1%
Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	1,100,454	2,552,558	1.1x	—	4,209,841	1.5x	6,762,399	1.3x	n/a	10%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,154,819	279,453	0.8x	—	3,293,013	1.6x	3,572,466	1.5x	n/a	10%
Energy II (Feb 2019 / Jun 2023)	3,616,081	1,474,627	1,028,263	1.1x	—	2,738,563	1.4x	3,766,826	1.3x	n/a	16%
*Green Energy III (May 2023 / May 2028)	6,477,000	4,649,454	1,958,000	1.0x	—	161,207	n/a	2,119,207	1.1x	n/a	n/m
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€139,954	€204,893	0.4x	—	€2,978,763	1.3x	€3,183,656	1.2x	n/a	2%
European Senior Debt II (Jun 2019 / Jun 2023) (j)	€4,088,344	€719,250	€3,958,457	0.9x	—	€2,871,992	2.4x	€6,830,449	1.3x	n/a	10%

Total Credit Drawdown Funds (k)	$53,366,033	$13,457,145	$17,545,006	1.0x	5%	$49,509,019	1.5x	$67,054,025	1.3x	n/a	10%

Selected Perpetual Capital Strategies (l)

Strategy (Inception Year) (a)	Investment Strategy	Total Assets Under Management	Total Net Return (m)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP—Blackstone Property Partners Platform (2013) (n)	Core+ Real Estate	$64,308,476	5%
BREIT—Blackstone Real Estate Income Trust (2017) (o)	Core+ Real Estate	55,295,802	9%
BREIT—Class I (p)	Core+ Real Estate		10%
BXMT—Blackstone Mortgage Trust (2013) (q)	Real Estate Debt	5,933,731	6%
Private Equity
BSCH—Blackstone Strategic Capital Holdings (2014) (r)	Secondaries—GP Stakes	10,739,337	13%
BIP—Blackstone Infrastructure Partners (2019) (s)	Infrastructure	40,470,269	16%
BXPE—Blackstone Private Equity Strategies Fund Program (2024) (t)	Private Equity	5,747,358	(t)
Credit
BXSL—Blackstone Secured Lending Fund (2018) (u)	U.S. Direct Lending	12,661,739	11%
BCRED—Blackstone Private Credit Fund (2021) (v)	U.S. Direct Lending	71,173,137	10%
BCRED—Class I (w)	U.S. Direct Lending		10%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are in their investment period as of September 30, 2024.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2024 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(j)	European Senior Debt II Levered has a net return of 15%, European Senior Debt II Unlevered has a net return of 8%.
(k)	Funds presented represent the flagship credit drawdown funds only. The Total Credit Net IRR is the combined IRR of the credit drawdown funds presented.
(l)
Represents the performance for select perpetual capital strategies; strategies excluded consist primarily of (i) investment strategies that have been investing for less than one year, (ii) perpetual capital assets managed for certain insurance clients, and (iii) investment vehicles where Blackstone does not earn fees.

(m)
Unless otherwise indicated, Total Net Return represents the annualized inception to September 30, 2024 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(n)
BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 funds, co-investment and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of September 30, 2024, these vehicles represented $2.5 billion of Total Assets Under Management.

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
(r)
BSCH represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the Secondaries – GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment vehicles that do not pay fees, BSCH Total Assets Under Management is $12.0 billion.

(s)
BIP represents the aggregate Total Assets Under Management and Total Net Return of the infrastructure-focused funds with a primary focus on the U.S. Including co-investment vehicles and BIP Europe, BIP Total Assets Under Management is $52.6 billion.

(t)
BXPE’s Total Assets Under Management reflects net asset value as of August 31, 2024 plus net subscriptions as of September 1, 2024. For purposes of segment Assets Under Management reporting, BXPE’s Assets Under Management is reported by the business managing the assets. Total net return not presented because the reporting date is less than one year from BXPE’s inception date (January 2, 2024).

(u)
The BXSL Total Assets Under Management and Total Net Return are presented as of June 30, 2024. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(v)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of September 30, 2024 was $36.4 billion.

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
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended				Nine Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$672,260	$697,561	$(25,301)	-4%	$2,052,223	$2,112,925	$(60,702)	-3%
Transaction and Other Fees, Net	24,810	10,686	14,124	132%	129,140	58,313	70,827	121%
Management Fee Offsets	(1,524)	(7,616)	6,092	-80%	(7,921)	(26,380)	18,459	-70%

Total Management Fees, Net	695,546	700,631	(5,085)	-1%	2,173,442	2,144,858	28,584	1%
Fee Related Performance Revenues	72,428	127,841	(55,413)	-43%	202,992	279,888	(76,896)	-27%
Fee Related Compensation	(166,567)	(199,384)	32,817	-16%	(525,540)	(536,000)	10,460	-2%
Other Operating Expenses	(100,739)	(83,074)	(17,665)	21%	(282,879)	(229,204)	(53,675)	23%

Fee Related Earnings	500,668	546,014	(45,346)	-8%	1,568,015	1,659,542	(91,527)	-6%

Realized Performance Revenues	78,022	17,419	60,603	348%	181,461	148,236	33,225	22%
Realized Performance Compensation	(44,761)	(7,813)	(36,948)	473%	(91,919)	(80,571)	(11,348)	14%
Realized Principal Investment Income	6,421	1,565	4,856	310%	15,667	3,719	11,948	321%

Net Realizations	39,682	11,171	28,511	255%	105,209	71,384	33,825	47%

Segment Distributable Earnings	$540,350	$557,185	$(16,835)	-3%	$1,673,224	$1,730,926	$(57,702)	-3%

n/m Not meaningful.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Segment Distributable Earnings were $540.4 million for the three months ended September 30, 2024, a decrease of $16.8 million, compared to $557.2 million for the three months ended September 30, 2023. The decrease in Segment Distributable Earnings was attributable to a decrease of $45.3 million in Fee Related Earnings, partially offset by an increase of $28.5 million in Net Realizations.
Our global opportunistic and Core+ real estate portfolios are concentrated in high-conviction sectors with favorable long-term fundamentals. These sectors, including digital infrastructure, logistics and rental housing, have continued to support performance in our Real Estate segment. In particular, our data center platform was the single largest driver of appreciation in our Real Estate business and the firm in the third quarter of 2024. More broadly, we believe our Real Estate segment is well positioned to benefit from the expected increase in demand for digital infrastructure over time.

We believe a meaningful decline in the cost of capital has positioned commercial real estate for increasing values over time and improving investor sentiment toward the sector. Moreover, real estate values should further be supported by the material decrease in new construction in certain sectors, including logistics and rental housing, which will contribute to further constraints on future supply. Growth in certain markets and sectors with elevated near-term supply, including U.S. logistics and multifamily, has slowed, however, and may moderate further. Challenges from new supply and muted demand have also pressured life science office and have negatively impacted valuations of such assets. Weak fundamentals have also persisted in the traditional office market and more troubled assets are likely to emerge. While our NYSE-listed REIT, Blackstone Mortgage Trust (“BXMT”), is mostly focused in sectors with strong long-term fundamentals, its office exposure is higher than in our real estate equity business. Although this has posed challenges for the vehicle, its focus on senior loans has been an important factor in mitigating the adverse impact of the sector’s dislocation.
In addition, liquidity in the private market has also improved meaningfully, providing the foundation for greater transaction activity in the future. Ahead of an anticipated market recovery, our Real Estate funds invested or committed $22.4 billion in the first nine months of 2024, approximately two-and-a-half times the same period in 2023. These positive signs have coincided with improving investor sentiment in the third quarter, reflected in an over 90% decline in BREIT repurchase requests in September 2024 relative to their peak in January 2023. We believe that flows in our perpetual capital strategies could benefit from continued improvement of the market environment.
Fee Related Earnings
Fee Related Earnings were $500.7 million for the three months ended September 30, 2024, a decrease of $45.3 million, compared to $546.0 million for the three months ended September 30, 2023. The decrease in Fee Related Earnings was primarily attributable to a decrease of $55.4 million in Fee Related Performance Revenues and an increase of $17.7 million in Other Operating Expenses, partially offset by a decrease of $32.8 million in Fee Related Compensation.
Fee Related Performance Revenues were $72.4 million for the three months ended September 30, 2024, a decrease of $55.4 million, compared to $127.8 million for the three months ended September 30, 2023. The decrease was primarily due to lower Fee Related Performance Revenues in BPP and co-investment.
Other Operating Expenses were $100.7 million for the three months ended September 30, 2024, an increase of $17.7 million, compared to $83.1 million for the three months ended September 30, 2023. The increase was primarily due to higher sub-servicing fees and professional fees.
Fee Related Compensation was $166.6 million for the three months ended September 30, 2024, a decrease of $32.8 million, compared to $199.4 million for the three months ended September 30, 2023. The decrease was primarily due to decreases in Fee Related Performance Revenues and Management Fees, Net, both of which impact Fee Related Compensation.
Net Realizations
Net Realizations were $39.7 million for the three months ended September 30, 2024, an increase of $28.5 million, compared to $11.2 million for the three months ended September 30, 2023. The increase in Net Realizations was primarily attributable to an increase of $60.6 million in Realized Performance Revenues, partially offset by an increase of $36.9 million in Realized Performance Compensation.

Realized Performance Revenues were $78.0 million for the three months ended September 30, 2024, an increase of $60.6 million, compared to $17.4 million for the three months ended September 30, 2023. The increase was primarily due to higher Realized Performance Revenues in BREP.
Realized Performance Compensation was $44.8 million for the three months ended September 30, 2024, an increase of $36.9 million, compared to $7.8 million for the three months ended September 30, 2023. The increase was primarily due to the increase in Realized Performance Revenues.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Segment Distributable Earnings were $1.7 billion for the nine months ended September 30, 2024, a decrease of $57.7 million, compared to $1.7 billion for the nine months ended September 30, 2023. The decrease in Segment Distributable Earnings was attributable to a decrease of $91.5 million in Fee Related Earnings, partially offset by an increase of $33.8 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $1.6 billion for the nine months ended September 30, 2024, a decrease of $91.5 million, compared to $1.7 billion for the nine months ended September 30, 2023. The decrease in Fee Related Earnings was attributable to a decrease of $76.9 million in Fee Related Performance Revenues and an increase of $53.7 million in Other Operating Expenses, partially offset by an increase of $28.6 million in Management Fees, Net.
Fee Related Performance Revenues were $203.0 million for the nine months ended September 30, 2024, a decrease of $76.9 million, compared to $279.9 million for the nine months ended September 30, 2023. The decrease was primarily due to lower Fee Related Performance Revenues in BPP and co-investment and BXMT.
Other Operating Expenses were $282.9 million for the nine months ended September 30, 2024, an increase of $53.7 million, compared to $229.2 million for the nine months ended September 30, 2023. The increase was primarily due to higher sub-servicing fees, professional fees and occupancy costs.
Management Fees, Net were $2.2 billion for the nine months ended September 30, 2024, an increase of $28.6 million, compared to $2.1 billion for the nine months ended September 30, 2023, primarily driven by an increase in Transaction and Other Fees, Net, partially offset by a decrease in Base Management Fees. Transaction and Other Fees, Net increased $70.8 million primarily due to an increase in acquisition fees paid to the advisor of our BREP funds. Base Management Fees decreased $60.7 million primarily due to a decrease in Fee-Earning Assets Under Management in BREIT and BPP and co-investment.
Net Realizations
Net Realizations were $105.2 million for the nine months ended September 30, 2024, an increase of $33.8 million, compared to $71.4 million for the nine months ended September 30, 2023. The increase in Net Realizations was primarily attributable to an increase of $33.2 million in Realized Performance Revenues.
Realized Performance Revenues were $181.5 million for the nine months ended September 30, 2024, an increase of $33.2 million, compared to $148.2 million for the nine months ended September 30, 2023. The increase was primarily due to higher Realized Performance Revenues in BREDS.
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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Nine Months Ended				September 30, 2024
	September 30,				September 30,				Inception to Date
	2024		2023		2024		2023		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VII	-7%	-6%	-11%	-10%	-15%	-13%	-24%	-21%	27%	20%	20%	14%
BREP VIII	1%	0%	-3%	-3%	2%	1%	-5%	-5%	30%	23%	19%	14%
BREP IX	0%	0%	-2%	-2%	-1%	-1%	-1%	-2%	81%	55%	19%	13%
BREP X	8%	6%	n/m	n/m	25%	15%	n/m	n/m	n/a	n/a	40%	10%
BREP Europe IV (b)	1%	1%	-7%	-6%	-4%	-4%	-12%	-11%	26%	18%	18%	12%
BREP Europe V (b)	-5%	-4%	-4%	-3%	-8%	-7%	-7%	-6%	50%	41%	12%	7%
BREP Europe VI (b)	1%	0%	3%	2%	2%	1%	11%	7%	97%	72%	20%	12%
BREP Asia I	5%	4%	2%	2%	8%	6%	1%	0%	23%	16%	18%	12%
BREP Asia II	1%	1%	-2%	-3%	1%	0%	-4%	-2%	36%	24%	8%	5%
BREP Asia III	6%	3%	-9%	-13%	9%	-1%	-8%	-20%	n/a	n/a	2%	-13%
BREP Co-Investment (c)	1%	0%	1%	1%	3%	0%	4%	3%	18%	16%	18%	16%
BPP (d)	-1%	-1%	-2%	-2%	-1%	-2%	-3%	-4%	n/a	n/a	7%	5%
BREIT (e)	n/a	0%	n/a	2%	n/a	2%	n/a	3%	n/a	n/a	n/a	9%
BREIT - Class I (f)	n/a	0%	n/a	2%	n/a	2%	n/a	3%	n/a	n/a	n/a	10%
BREDS High-Yield (g)	4%	3%	4%	2%	12%	9%	8%	5%	14%	10%	14%	9%
BXMT (h)	n/a	12%	n/a	7%	n/a	-2%	n/a	13%	n/a	n/a	n/a	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
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

Funds With Closed Investment Periods as of September 30, 2024
The Real Estate segment has fourteen funds with closed investment periods as of September 30, 2024: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of September 30, 2024, BREP VII, BREP VI, BREP V, BREP IV, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREP Europe VI, BREP Europe V, BREDS IV and BREDS III were above their carried interest thresholds as of September 30, 2024, and BREP Asia II was below its carried interest threshold. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended				Nine Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$511,355	$481,224	$30,131	6%	$1,454,183	$1,423,470	$30,713	2%
Transaction, Advisory and Other Fees, Net	45,592	22,604	22,988	102%	118,721	87,923	30,798	35%
Management Fee Offsets	(4,127)	(2,000)	(2,127)	106%	(4,026)	(4,104)	78	-2%

Total Management and Advisory Fees, Net	552,820	501,828	50,992	10%	1,568,878	1,507,289	61,589	4%
Fee Related Performance Revenues	5,868	-	5,868	n/m	14,571	-	14,571	n/m
Fee Related Compensation	(169,059)	(152,491)	(16,568)	11%	(489,686)	(482,596)	(7,090)	1%
Other Operating Expenses	(96,660)	(81,738)	(14,922)	18%	(274,131)	(238,912)	(35,219)	15%

Fee Related Earnings	292,969	267,599	25,370	9%	819,632	785,781	33,851	4%

Realized Performance Revenues	216,643	299,271	(82,628)	-28%	1,048,314	1,021,164	27,150	3%
Realized Performance Compensation	(94,800)	(114,211)	19,411	-17%	(495,042)	(437,970)	(57,072)	13%
Realized Principal Investment Income	9,028	22,682	(13,654)	-60%	37,182	68,558	(31,376)	-46%

Net Realizations	130,871	207,742	(76,871)	-37%	590,454	651,752	(61,298)	-9%

Segment Distributable Earnings	$423,840	$475,341	$(51,501)	-11%	$1,410,086	$1,437,533	$(27,447)	-2%

n/m Not meaningful.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Segment Distributable Earnings were $423.8 million for the three months ended September 30, 2024, a decrease of $51.5 million, compared to $475.3 million for the three months ended September 30, 2023. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $76.9 million in Net Realizations, partially offset by an increase of $25.4 million in Fee Related Earnings.
Our Private Equity segment’s performance in the third quarter of 2024 was driven by particular strength in our Corporate Private Equity, Infrastructure and Life Sciences strategies. Specifically, our data center platform was the single largest driver of appreciation in our Infrastructure business and the firm in the third quarter of 2024. We believe our Infrastructure business is well positioned to benefit from the expected increase in demand for digital infrastructure over time. In Corporate Private Equity, our operating companies saw stable revenue growth and margin strength overall in the quarter. Declining interest rates and improved investor sentiment have created positive momentum in deployment and fundraising, including in our perpetual capital strategies. The debt and equity capital markets have also improved, providing the foundation for greater transaction activity in the future.
Fee Related Earnings
Fee Related Earnings were $293.0 million for the three months ended September 30, 2024, an increase of $25.4 million, compared to $267.6 million for the three months ended September 30, 2023. The increase in Fee Related Earnings was primarily attributable to an increase of $51.0 million in Management and Advisory Fees, Net, partially offset by increases of $16.6 million in Fee Related Compensation and $14.9 million in Other Operating Expenses.
Management and Advisory Fees, Net were $552.8 million for the three months ended September 30, 2024, an increase of $51.0 million, compared to $501.8 million for the three months ended September 30, 2023, primarily driven by increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $30.1 million primarily due to an increase in Fee-Earning Assets Under Management in BIP and BXPE, as well as the commencement of BCP IX and BETP IV’s investment period. Transaction, Advisory and Other Fees, Net increased $23.0 million primarily due to increased volume of deal activity in BXCM.
Fee Related Compensation was $169.1 million for the three months ended September 30, 2024, an increase of $16.6 million, compared to $152.5 million for the three months ended September 30, 2023. The increase was primarily due to an increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.
Other Operating Expenses were $96.7 million for the three months ended September 30, 2024, an increase of $14.9 million, compared to $81.7 million for the three months ended September 30, 2023. The increase was primarily due to higher professional fees, including placement fees, and occupancy costs.
Net Realizations
Net Realizations were $130.9 million for the three months ended September 30, 2024, a decrease of $76.9 million, compared to $207.7 million for the three months ended September 30, 2023. The decrease in Net Realizations was primarily attributable to a decrease of $82.6 million in Realized Performance Revenues, partially offset by a decrease of $19.4 million in Realized Performance Compensation.
Realized Performance Revenues were $216.6 million for the three months ended September 30, 2024, a decrease of $82.6 million, compared to $299.3 million for the three months ended September 30, 2023. The decrease was primarily due to decreases in Realized Performance Revenues in Secondaries and Corporate Private Equity.

Realized Performance Compensation was $94.8 million for the three months ended September 30, 2024, a decrease of $19.4 million, compared to $114.2 million for the three months ended September 30, 2023. The decrease was primarily due to decreases in Realized Performance Compensation in Secondaries and Corporate Private Equity.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Segment Distributable Earnings were $1.4 billion for the nine months ended September 30, 2024, a decrease of $27.4 million, compared to $1.4 billion for the nine months ended September 30, 2023. The decrease in Segment Distributable Earnings was primarily attributable to a decrease of $61.3 million in Net Realizations, partially offset by an increase of $33.9 million in Fee Related Earnings.
Fee Related Earnings
Fee Related Earnings were $819.6 million for the nine months ended September 30, 2024, an increase of $33.9 million, compared to $785.8 million for the nine months ended September 30, 2023. The increase in Fee Related Earnings was primarily attributable to increases of $61.6 million in Management and Advisory Fees, Net and $14.6 million in Fee Related Performance Revenues, partially offset by an increase of $35.2 million in Other Operating Expenses.
Management and Advisory Fees, Net were $1.6 billion for the nine months ended September 30, 2024, an increase of $61.6 million compared to $1.5 billion for the nine months ended September 30, 2023, primarily driven by increases in Transaction, Advisory and Other Fees, Net and Base Management Fees. Transaction, Advisory and Other Fees, Net increased $30.8 million primarily due to increased volume of deal activity in BXCM. Base Management Fees increased $30.7 million primarily due to an increase in Fee-Earning Assets Under Management in BIP and BXPE.
Fee Related Performance Revenues was $14.6 million for the nine months ended September 30, 2024, an increase of $14.6 million compared to the nine months ended September 30, 2023. The increase was primarily due to crystallization of performance revenues in BIP and BXPE.
Other Operating Expenses were $274.1 million for the nine months ended September 30, 2024, an increase of $35.2 million, compared to $238.9 million for the nine months ended September 30, 2023. The increase was primarily due to higher professional fees, including placement fees, and occupancy costs.
Net Realizations
Net Realizations were $590.5 million for the nine months ended September 30, 2024, a decrease of $61.3 million, compared to $651.8 million for the nine months ended September 30, 2023. The decrease in Net Realizations was attributable to an increase of $57.1 million in Realized Performance Compensation and a decrease of $31.4 million in Realized Principal Investment Income, partially offset by an increase of $27.2 million in Realized Performance Revenues.
Realized Performance Compensation was $495.0 million for the nine months ended September 30, 2024, an increase of $57.1 million, compared to $438.0 million for the nine months ended September 30, 2023. The increase was primarily due to increases in Realized Performance Compensation in Corporate Private Equity and Tactical Opportunities.
Realized Principal Investment Income was $37.2 million for the nine months ended September 30, 2024, a decrease of $31.4 million, compared to $68.6 million for the nine months ended September 30, 2023. The decrease was primarily due to decreases in Realized Principal Investment Income in Corporate Private Equity and GP Stakes.

Realized Performance Revenues were $1.0 billion for the nine months ended September 30, 2024, an increase of $27.2 million, compared to $1.0 billion for the nine months ended September 30, 2023. The increase was primarily due to increases in Realized Performance Revenues in Tactical Opportunities.
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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Nine Months Ended				September 30, 2024
	September 30,				September 30,				Inception to Date
	2024		2023		2024		2023		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	2%	2%	2%	1%	2%	2%	6%	5%	19%	14%	17%	12%
BCP VII	3%	3%	-1%	-1%	9%	7%	9%	7%	34%	25%	18%	13%
BCP VIII	8%	6%	3%	2%	13%	8%	8%	5%	n/m	n/m	20%	11%
BEP I	-1%	-1%	0%	0%	5%	5%	-10%	-8%	18%	14%	15%	11%
BEP II	6%	2%	6%	3%	21%	8%	13%	7%	15%	12%	13%	8%
BEP III	9%	7%	4%	3%	17%	13%	28%	21%	66%	47%	45%	30%
BCP Asia I	9%	8%	7%	5%	16%	13%	4%	2%	71%	51%	38%	26%
BCP Asia II	20%	17%	n/m	n/m	44%	35%	n/m	n/m	n/m	n/m	65%	35%
BCEP I (b)	2%	2%	1%	1%	6%	5%	0%	0%	64%	58%	19%	17%
BCEP II (b)	3%	2%	12%	10%	12%	9%	20%	15%	n/a	n/a	20%	15%
Tactical Opportunities	5%	3%	0%	-1%	9%	5%	5%	2%	19%	16%	15%	10%
Tactical Opportunities Co-Investment and Other	5%	4%	0%	1%	10%	9%	4%	4%	22%	21%	19%	16%
BXG I	0%	-1%	-2%	-3%	1%	-2%	-4%	-6%	n/m	n/m	2%	-2%
Strategic Partners VI (c)	0%	0%	0%	0%	0%	0%	-1%	-1%	n/a	n/a	18%	13%
Strategic Partners VII (c)	-2%	-2%	1%	1%	-3%	-3%	2%	2%	n/a	n/a	21%	16%
Strategic Partners Real Assets II (c)	1%	0%	1%	0%	10%	8%	19%	16%	n/a	n/a	19%	16%
Strategic Partners VIII (c)	0%	-1%	0%	-1%	1%	-1%	1%	0%	n/a	n/a	31%	24%
Strategic Partners Real Estate, SMA and Other (c)	2%	1%	-1%	-2%	-1%	-5%	-4%	-5%	n/a	n/a	14%	13%
Strategic Partners Infrastructure III (c)	4%	3%	1%	1%	9%	7%	6%	3%	n/a	n/a	32%	22%
Strategic Partners IX (c)	2%	1%	1%	0%	18%	13%	16%	9%	n/a	n/a	29%	18%
Strategic Partners GP Solutions (c)	-2%	-2%	-3%	-2%	-2%	-4%	-9%	-9%	n/a	n/a	0%	-3%
BIP	6%	5%	11%	9%	18%	15%	12%	9%	n/a	n/a	21%	16%
Clarus IV	3%	3%	-2%	-2%	17%	14%	0%	-1%	11%	6%	16%	10%
BXLS V	7%	5%	21%	14%	24%	17%	29%	18%	n/m	n/m	28%	16%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
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

Funds With Closed Investment Periods as of September 30, 2024
The Corporate Private Equity funds have eleven funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCP VIII, BCOM, BEP I, BEP II, BEP III, BCEP I and BCP Asia I. As of September 30, 2024, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCOM, BEP I, BEP II, BCEP I and BCP Asia I were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.
Tactical Opportunities funds have various funds with closed investment periods, including but not limited to: BTOF-POOL, BTOF-POOL II, and BTOF-POOL III, which are each above their carried interest thresholds based on aggregate fund position. Blackstone Growth funds have no funds with closed investment periods. Secondaries funds have various funds with closed investment periods, including but not limited to: Strategic Partners Infrastructure III, Strategic Partners VIII, Strategic Partners Real Estate VII and BSCH I which are above their respective carried interest thresholds based on aggregate fund position. Certain Strategic Partners funds with closed investment periods do not generate carried interest for Blackstone as agreed to at the time the Strategic Partners business was acquired. Blackstone Life Sciences funds have one fund with a closed investment period: Clarus IV, which was above its carried interest threshold.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended				Nine Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$407,947	$324,148	$83,799	26%	$1,149,811	$967,467	$182,344	19%
Transaction and Other Fees, Net	11,164	10,357	807	8%	31,200	33,800	(2,600)	-8%
Management Fee Offsets	(1,062)	(898)	(164)	18%	(2,947)	(3,055)	108	-4%

Total Management Fees, Net	418,049	333,607	84,442	25%	1,178,064	998,212	179,852	18%
Fee Related Performance Revenues	185,805	146,710	39,095	27%	519,106	409,645	109,461	27%
Fee Related Compensation	(181,586)	(145,011)	(36,575)	25%	(532,658)	(471,245)	(61,413)	13%
Other Operating Expenses	(97,756)	(75,227)	(22,529)	30%	(270,680)	(229,235)	(41,445)	18%

Fee Related Earnings	324,512	260,079	64,433	25%	893,832	707,377	186,455	26%

Realized Performance Revenues	42,926	14,349	28,577	199%	149,293	181,874	(32,581)	-18%
Realized Performance Compensation	(16,489)	(5,453)	(11,036)	202%	(59,548)	(79,516)	19,968	-25%
Realized Principal Investment Income	24,239	29,181	(4,942)	-17%	31,311	15,753	15,558	99%

Net Realizations	50,676	38,077	12,599	33%	121,056	118,111	2,945	2%

Segment Distributable Earnings	$375,188	$298,156	$77,032	26%	$1,014,888	$825,488	$189,400	23%

n/m  Not meaningful.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Segment Distributable Earnings were $375.2 million for the three months ended September 30, 2024, an increase of $77.0 million, compared to $298.2 million for the three months ended September 30, 2023. The increase in Segment Distributable Earnings was attributable to increases of $64.4 million in Fee Related Earnings and $12.6 million in Net Realizations.
Our Credit & Insurance segment continued to demonstrate strong performance in the third quarter of 2024. Longer-term structural shifts in the lending market have contributed to attractive and sizeable deployment opportunities in the segment, which invested $18.4 billion in the third quarter of 2024. As our Credit & Insurance funds have also benefited from an environment of high interest rates, a further decline in interest rates and/or widening of credit spreads would make it more difficult for our credit funds to replicate this recent strong performance. However, even with modest decreases in base rates, we continue to see significant opportunities to generate excess returns relative to liquid markets in our non-investment grade strategies. Moreover, lower base rates and rapidly expanding private credit markets should be supportive of overall transaction activity, including deployment.
Fundraising in our Credit & Insurance segment, including in our perpetual capital strategies, continued to be positively impacted by the long-term structural shifts in the lending market. In addition to strong interest in non-investment grade strategies, such as opportunistic and direct lending, and a meaningful increase in demand for investment grade private credit, we see robust momentum in our perpetual capital strategies. BCRED had $3.0 billion of subscriptions in the third quarter of 2024 and $9.4 billion in the year to date period, surpassing the total amount of subscriptions in 2023. We believe the long-term growth trajectory is positive and that strong investment performance and investor under-allocation to such private wealth strategies should continue to drive flows over the long-term.

Fee Related Earnings
Fee Related Earnings were $324.5 million for the three months ended September 30, 2024, an increase of $64.4 million, compared to $260.1 million for the three months ended September 30, 2023. The increase in Fee Related Earnings was primarily attributable to increases of $84.4 million in Management Fees, Net and $39.1 million in Fee Related Performance Revenues, partially offset by an increase of $36.6 million in Fee Related Compensation.
Management Fees, Net were $418.0 million for the three months ended September 30, 2024, an increase of $84.4 million, compared to $333.6 million for the three months ended September 30, 2023, primarily driven by an increase in Base Management Fees. Base Management Fees increased $83.8 million primarily due to an increase in Fee-Earning Assets Under Management in direct lending.
Fee Related Performance Revenues were $185.8 million for the three months ended September 30, 2024, an increase of $39.1 million, compared to $146.7 million for the three months ended September 30, 2023. The increase was primarily due to higher net investment income and Fee-Earning Assets Under Management in BCRED.
Fee Related Compensation was $181.6 million for the three months ended September 30, 2024, an increase of $36.6 million, compared to $145.0 million for the three months ended September 30, 2023. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Net Realizations
Net Realizations were $50.7 million for the three months ended September 30, 2024, an increase of $12.6 million, compared to $38.1 million for the three months ended September 30, 2023. The increase in Net Realizations was primarily attributable to an increase of $28.6 million in Realized Performance Revenues, partially offset by an increase of $11.0 million in Realized Performance Compensation.
Realized Performance Revenues were $42.9 million for the three months ended September 30, 2024, an increase of $28.6 million, compared to $14.3 million for the three months ended September 30, 2023. The increase was primarily due to higher Realized Performance Revenues in our infrastructure and asset based credit strategies.
Realized Performance Compensation was $16.5 million for the three months ended September 30, 2024, an increase of $11.0 million, compared to $5.5 million for the three months ended September 30, 2023. The increase was primarily due to the increase in Realized Performance Revenues.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Segment Distributable Earnings were $1.0 billion for the nine months ended September 30, 2024, an increase of $189.4 million, compared to $825.5 million for the nine months ended September 30, 2023. The increase in Segment Distributable Earnings was attributable to increases of $186.5 million in Fee Related Earnings and $2.9 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $893.8 million for the nine months ended September 30, 2024, an increase of $186.5 million, compared to $707.4 million for the nine months ended September 30, 2023. The increase in Fee Related Earnings was attributable to increases of $179.9 million in Management Fees, Net and $109.5 million in Fee Related Performance Revenues, partially offset by increases of $61.4 million in Fee Related Compensation and $41.4 million in Other Operating Expenses.

Management Fees, Net were $1.2 billion for the nine months ended September 30, 2024, an increase of $179.9 million, compared to $998.2 million for the nine months ended September 30, 2023, primarily driven by an increase in Base Management Fees. Base Management Fees increased $182.3 million primarily due to an increase in Fee-Earning Assets Under Management in direct lending.
Fee Related Performance Revenues were $519.1 million for the nine months ended September 30, 2024, an increase of $109.5 million, compared to $409.6 million for the nine months ended September 30, 2023. The increase was primarily due to higher net investment income and Fee-Earning Assets Under Management in BCRED.
Fee Related Compensation was $532.7 million for the nine months ended September 30, 2024, an increase of $61.4 million, compared to $471.2 million for the nine months ended September 30, 2023. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Other Operating Expenses were $270.7 million for the nine months ended September 30, 2024, an increase of $41.4 million, compared to $229.2 million for the nine months ended September 30, 2023. The increase was primarily due to higher professional fees and technology-related expenses.
Net Realizations
Net Realizations were $121.1 million for the nine months ended September 30, 2024, an increase of $2.9 million, compared to $118.1 million for the nine months ended September 30, 2023. The increase in Net Realizations was attributable to a decrease of $20.0 million in Realized Performance Compensation and an increase of $15.6 million in Realized Principal Investment Income, partially offset by a decrease of $32.6 million in Realized Performance Revenues.
Realized Performance Compensation was $59.5 million for the nine months ended September 30, 2024, a decrease of $20.0 million, compared to $79.5 million for the nine months ended September 30, 2023. The decrease was primarily due to the decrease in Realized Performance Revenues.
Realized Principal Investment Income was $31.3 million for the nine months ended September 30, 2024, an increase of $15.6 million, compared to $15.8 million for the nine months ended September 30, 2023. The increase was primarily due to the impact of a realized loss related to the insurance platform in the nine months ended September 30, 2023.
Realized Performance Revenues were $149.3 million for the nine months ended September 30, 2024, a decrease of $32.6 million, compared to $181.9 million for the nine months ended September 30, 2023. The decrease was primarily due to lower Realized Performance Revenues in mezzanine funds.
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

The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,				September 30, 2024
	2024		2023		2024		2023		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	4%	3%	5%	3%	12%	9%	12%	9%	12%	8%
Liquid Credit (b)	2%	2%	3%	3%	7%	7%	9%	9%	5%	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of September 30,		As of September 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Credit & Insurance (b)	$105,416,219	$86,453,042	99%	96%

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

(b)
For the Credit & Insurance managed funds, at September 30, 2024, the incremental appreciation needed for the 1% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.1 billion, an increase of $131.7 million, compared to $2.0 billion at September 30, 2023. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of September 30, 2024, 0% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing
The following table presents the results of operations for our Multi-Asset Investing segment:

	Three Months Ended				Nine Months Ended
	September 30,		2024 vs. 2023		September 30,		2024 vs. 2023
	2024	2023	$	%	2024	2023	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$119,379	$116,810	$2,569	2%	$351,020	$356,037	$(5,017)	-1%
Transaction and Other Fees, Net	940	964	(24)	-2%	2,919	3,020	(101)	-3%
Management Fee Offsets	—	—	—	n/m	(80)	(3)	(77)	n/m

Total Management Fees, Net	120,319	117,774	2,545	2%	353,859	359,054	(5,195)	-1%
Fee Related Compensation	(37,643)	(43,037)	5,394	-13%	(113,961)	(127,861)	13,900	-11%
Other Operating Expenses	(25,668)	(24,406)	(1,262)	5%	(75,233)	(76,108)	875	-1%

Fee Related Earnings	57,008	50,331	6,677	13%	164,665	155,085	9,580	6%

Realized Performance Revenues	5,078	6,901	(1,823)	-26%	42,883	16,615	26,268	158%
Realized Performance Compensation	(1,520)	(6,518)	4,998	-77%	(15,142)	(10,332)	(4,810)	47%
Realized Principal Investment Income (Loss)	715	2,072	(1,357)	-65%	(17,247)	3,700	(20,947)	n/m

Net Realizations	4,273	2,455	1,818	74%	10,494	9,983	511	5%

Segment Distributable Earnings	$61,281	$52,786	$8,495	16%	$175,159	$165,068	$10,091	6%

n/m  Not meaningful.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Segment Distributable Earnings were $61.3 million for the three months ended September 30, 2024, an increase of $8.5 million, compared to $52.8 million for the three months ended September 30, 2023. The increase in Segment Distributable Earnings was attributable to increases of $6.7 million in Fee Related Earnings and $1.8 million in Net Realizations.
Nearly all strategies across our Multi-Asset Investing segment exhibited positive performance in the third quarter of 2024, with significantly less volatility than the broader markets. The Absolute Return Composite had its eighteenth consecutive quarter of positive performance, benefiting from performance across strategies, including equities, quantitative and credit. Segment Distributable Earnings in the Multi-Asset Investing segment would likely be negatively impacted, however, by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic factors. In addition, certain of our strategies are designed to benefit from a high interest rate environment. Declining interest rates may make it more difficult for these Multi-Asset Investing strategies to replicate their positive performance. Conversely, if interest rates remain at sustained high levels for an extended period, certain investors may seek to reallocate capital away from traditional Multi-Asset Investing strategies in favor of fixed income investments. Outperformance by our Multi-Asset Investing segment strategies in a weak market environment has in some cases resulted in such strategies representing an increasing portion of the value of certain investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in the segment, or result in such investors seeking to withdraw capital from such funds.

Fee Related Earnings
Fee Related Earnings were $57.0 million for the three months ended September 30, 2024, an increase of $6.7 million, compared to $50.3 million for the three months ended September 30, 2023. The increase in Fee Related Earnings was primarily attributable to a decrease of $5.4 million in Fee Related Compensation.
Fee Related Compensation was $37.6 million for the three months ended September 30, 2024, a decrease of $5.4 million, compared to $43.0 million for the three months ended September 30, 2023. The decrease was primarily due to lower compensation accruals.
Net Realizations
Net Realizations were $4.3 million for the three months ended September 30, 2024, an increase of $1.8 million, compared to $2.5 million for the three months ended September 30, 2023. The increase in Net Realizations was attributable to a decrease of $5.0 million in Realized Performance Compensation, partially offset by decreases of $1.8 million in Realized Performance Revenues and $1.4 million in Realized Principal Investment Income (Loss).
Realized Performance Compensation was $1.5 million for the three months ended September 30, 2024, a decrease of $5.0 million, compared to $6.5 million for the three months ended September 30, 2023. The decrease was primarily due to the decrease in Realized Performance Revenues.
Realized Performance Revenues were $5.1 million for the three months ended September 30, 2024, a decrease of $1.8 million, compared to $6.9 million for the three months ended September 30, 2023. The decrease was primarily due to lower Realized Performance Revenues in Absolute Return.
Realized Principal Investment Income (Loss) was $0.7 million for the three months ended September 30, 2024, a decrease of $1.4 million, compared to $2.1 million for the three months ended September 30, 2023. The decrease was primarily due to realized losses in Absolute Return.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Segment Distributable Earnings were $175.2 million for the nine months ended September 30, 2024, an increase of $10.1 million, compared to $165.1 million for the nine months ended September 30, 2023. The increase in Segment Distributable Earnings was attributable to increases of $9.6 million in Fee Related Earnings and $0.5 million in Net Realizations.
Fee Related Earnings
Fee Related Earnings were $164.7 million for the nine months ended September 30, 2024, an increase of $9.6 million, compared to $155.1 million for the nine months ended September 30, 2023. The increase in Fee Related Earnings was primarily attributable to a decrease of $13.9 million in Fee Related Compensation, partially offset by a decrease of $5.2 million in Management Fees, Net.
Fee Related Compensation was $114.0 million for the nine months ended September 30, 2024, a decrease of $13.9 million, compared to $127.9 million for the nine months ended September 30, 2023. The decrease was primarily due to lower compensation accruals.
Management Fees, Net were $353.9 million for the nine months ended September 30, 2024, a decrease of $5.2 million, compared to $359.1 million for the nine months ended September 30, 2023, primarily driven by a decrease in Base Management Fees. Base Management Fees decreased $5.0 million, primarily due to a decrease in Fee-Earning Assets Under Management in Absolute Return.

Net Realizations
Net Realizations were $10.5 million for the nine months ended September 30, 2024, an increase of $0.5 million, compared to $10.0 million for the nine months ended September 30, 2023. The increase in Net Realizations was primarily attributable to an increase of $26.3 million in Realized Performance Revenues, partially offset by a decrease of $20.9 million in Realized Principal Investment Income (Loss).
Realized Performance Revenues were $42.9 million for the nine months ended September 30, 2024, an increase of $26.3 million, compared to $16.6 million for the nine months ended September 30, 2023. The increase was primarily due to higher Realized Performance Revenues in Absolute Return.
Realized Principal Investment Income (Loss) was $(17.2) million for the nine months ended September 30, 2024, a decrease of $20.9 million, compared to $3.7 million for the nine months ended September 30, 2023. The decrease was primarily due to higher realized losses in Multi-Strategy.
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
The following table presents the return information of the Absolute Return Composite:

	Three				Nine				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	September 30,				September 30,				September 30, 2024
	2024		2023		2024		2023		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	2%	2%	2%	2%	9%	8%	5%	5%	12%	11%	8%	7%	8%	7%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Benchmark (a)
	As of September 30,		As of September 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)	$50,287,515	$44,550,491	98%	93%

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

(b)
For the Multi-Asset Investing managed funds, at September 30, 2024, the incremental appreciation needed for the 2% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $125.7 million, a decrease of $(415.4) million, compared to $541.1 million at September 30, 2023. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2024, 6% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income (Loss) Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$780,835	$551,994	$2,072,635	$1,239,080
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	603,057	440,609	1,691,604	992,618
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	202,929	20,716	406,339	185,021
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(22,184)	(92,577)	(61,595)	(81,589)

Net Income	1,564,637	920,742	4,108,983	2,335,130
Provision for Taxes	245,303	196,560	789,220	467,504

Net Income Before Provision for Taxes	1,809,940	1,117,302	4,898,203	2,802,634
Transaction-Related and Non-Recurring Items (a)	(394)	6,250	56,765	17,099
Amortization of Intangibles (b)	7,333	7,357	21,999	26,110
Impact of Consolidation (c)	(180,745)	71,861	(344,744)	(103,432)
Unrealized Performance Revenues (d)	(1,154,905)	63,209	(1,723,080)	708,146
Unrealized Performance Allocations Compensation (e)	465,099	11,866	747,679	(247,228)
Unrealized Principal Investment (Income) Loss (f)	90,254	(84,780)	(314,597)	233,638
Other Revenues (g)	96,329	(63,748)	32,041	(17,850)
Equity-Based Compensation (h)	262,798	255,616	875,973	773,505
Administrative Fee Adjustment (i)	3,219	2,425	8,161	7,285
Taxes and Related Payables (j)	(120,278)	(175,747)	(461,151)	(527,132)

Distributable Earnings	1,278,650	1,211,611	3,797,249	3,672,775
Taxes and Related Payables (j)	120,278	175,747	461,151	527,132
Net Interest and Dividend (Income) Loss (k)	1,731	(3,890)	14,957	(40,892)

Total Segment Distributable Earnings	1,400,659	1,383,468	4,273,357	4,159,015
Realized Performance Revenues (l)	(342,669)	(337,940)	(1,421,951)	(1,367,889)
Realized Performance Compensation (m)	157,570	133,995	661,651	608,389
Realized Principal Investment Income (n)	(40,403)	(55,500)	(66,913)	(91,730)

Fee Related Earnings	$1,175,157	$1,124,023	$3,446,144	$3,307,785

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,278,650	$1,211,611	$3,797,249	$3,672,775
Interest Expense (o)	111,326	110,014	327,390	321,353
Taxes and Related Payables (j)	120,278	175,747	461,151	527,132
Depreciation and Amortization (p)	24,685	21,598	76,074	68,873

Adjusted EBITDA	$1,534,939	$1,518,970	$4,661,864	$4,590,133

(a)
This adjustment removes Transaction-Related and Non-Recurring Items, which are excluded from Blackstone’s segment presentation. Transaction-Related and Non-Recurring Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the tax receivable agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring gains, losses or other charges that affect period-to-period comparability and are not reflective of Blackstone’s operational performance. For the nine months ended September 30, 2024, this adjustment includes removal of an accrual for an estimated liability for a legal matter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$1,154,918	$(63,204)	$1,723,090	$(708,021)
Segment Adjustment	(13)	(5)	(10)	(125)

Unrealized Performance Revenues	$1,154,905	$(63,209)	$1,723,080	$(708,146)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$(1,864)	$69,340	$427,983	$(257,988)
Segment Adjustment	(88,390)	15,440	(113,386)	24,350

Unrealized Principal Investment Income (Loss)	$(90,254)	$84,780	$314,597	$(233,638)

(g)
This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents (1) the add back of Other Revenues earned from consolidated Blackstone funds which have been eliminated in consolidation, and (2) the removal of certain Transaction-Related and Non-Recurring Items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
GAAP Other Revenue	$(96,312)	$63,769	$(31,861)	$17,951
Segment Adjustment	(17)	(21)	(180)	(101)

Other Revenues	$(96,329)	$63,748	$(32,041)	$17,850

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
Taxes	$95,483	$151,812	$393,012	$459,770
Related Payables	24,795	23,935	68,139	67,362

Taxes and Related Payables	$120,278	$175,747	$461,151	$527,132

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the tax receivable agreement.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$109,774	$109,133	$312,612	$348,123
Segment Adjustment	(179)	4,771	(179)	14,122

Interest and Dividend Revenue	109,595	113,904	312,433	362,245

GAAP Interest Expense	111,337	110,599	328,156	323,136
Segment Adjustment	(11)	(585)	(766)	(1,783)

Interest Expense	111,326	110,014	327,390	321,353

Net Interest and Dividend Income (Loss)	$(1,731)	$3,890	$(14,957)	$40,892

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.

(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the tax receivable agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.
The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	September 30,
	2024	2023
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$3,873,027	$5,224,104
Equity Method Investments
Partnership Investments	6,295,704	5,588,222
Accrued Performance Allocations	12,411,485	11,606,901
Corporate Treasury Investments	147,642	763,515
Other Investments	5,594,857	4,157,115

Total GAAP Investments	$28,322,715	$27,339,857

Accrued Performance Allocations - GAAP	$12,411,485	$11,606,901
Due from Affiliates - GAAP (a)	253,490	196,510
Less: Net Realized Performance Revenues (b)	(141,896)	(367,944)
Less: Accrued Performance Compensation - GAAP (c)	(5,531,520)	(5,000,253)

Net Accrued Performance Revenues	$6,991,559	$6,435,214

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

Total Assets were $42.6 billion as of September 30, 2024, an increase of $2.3 billion from December 31, 2023. The increase in Total Assets was principally due to an increase of $2.9 billion in total assets attributable to consolidated operating partnerships, partially offset by a decrease of $549.2 million in total assets attributable to consolidated Blackstone funds.

•
The increase in total assets attributable to consolidated operating partnerships was primarily due to increases of $2.7 billion in Investments and $708.6 million in Due from Affiliates, partially offset by a decrease of $602.5 million in Cash and Cash Equivalents.

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

•
The decrease in total assets attributable to consolidated Blackstone funds was primarily due to decreases of $446.5 million in Investments and $135.7 million in Cash Held by Blackstone Funds and Other, which were primarily due to the deconsolidation of two CLOs during the nine months ended September 30, 2024.

Total Liabilities were $23.1 billion as of September 30, 2024, an increase of $898.2 million from December 31, 2023. The increase in Total Liabilities was principally due to an increase of $1.8 billion in total liabilities attributable to consolidated operating partnerships, partially offset by a decrease of $898.2 million in total liabilities attributable to consolidated Blackstone funds.

•
The increase in total liabilities attributable to consolidated operating partnerships was primarily due to increases of $1.2 billion in Accrued Compensation and Benefits and $242.9 million in Accounts Payable, Accrued Expenses and Other Liabilities.

o	The increase in Accrued Compensation and Benefits was primarily due to an increase in compensation-related accruals.
o	The increase in Accounts Payable, Accrued Expenses and Other Liabilities was primarily due to an increase in derivative liabilities.

•
The decrease in total liabilities attributable to consolidated Blackstone funds was primarily due to decreases of $579.4 million in Loans Payable and $317.5 million in Accounts Payable, Accrued Expenses and Other Liabilities, which were primarily due to the deconsolidation of two CLOs during the nine months ended September 30, 2024.

Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes, liquid investments we hold on our balance sheet and access to our $4.325 billion committed revolving credit facility. As of September 30, 2024, Blackstone had $2.4 billion in Cash and Cash Equivalents, $147.6 million invested in Corporate Treasury Investments and $5.6 billion in Other Investments (which included $5.1 billion of liquid investments), against $10.7 billion in borrowings from our bond issuances, and no borrowings outstanding under our revolving credit facility.

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

Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2024 consisted of the following:

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$22,666	$100,000	$7,555
BREP VIII	300,000	37,581	100,000	12,527
BREP IX	300,000	46,361	100,000	15,454
BREP X	300,000	221,095	100,000	73,698
BREP Europe III	100,000	11,257	35,000	3,752
BREP Europe IV	130,000	19,109	43,333	6,370
BREP Europe V	150,000	17,917	43,333	5,176
BREP Europe VI	130,000	40,529	43,333	13,510
BREP Europe VII	130,000	104,621	43,333	34,874
BREP Asia I	50,392	10,342	16,797	3,447
BREP Asia II	70,707	12,878	23,569	4,293
BREP Asia III	81,078	66,237	27,026	22,079
BREDS III	50,000	11,721	16,667	3,907
BREDS IV	50,000	15,751	49,113	15,471
BREDS V	50,000	42,448	48,070	40,809
BPP	324,896	18,994	—	—
Other (c)	36,749	15,016	—	—

Total Real Estate	2,553,822	714,523	789,574	262,922

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$30,642	$—	$—
BCP VI	719,718	81,400	250,000	28,275
BCP VII	500,000	36,635	225,000	16,486
BCP VIII	500,000	146,607	225,000	65,973
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	12,018	26,667	4,006
BEP III	80,000	28,956	26,667	9,652
BETP IV	80,000	80,000	26,667	26,667
BCEP I	117,747	27,016	18,992	4,358
BCEP II	160,000	93,383	32,640	19,050
BCP Asia I	40,000	5,869	13,333	1,956
BCP Asia II	100,000	70,478	33,333	23,493
Tactical Opportunities	492,133	193,955	164,044	64,652
Secondaries	1,495,155	698,806	1,166,041	582,166
BIP	403,146	85,035	—	—
BXLS	142,057	74,162	37,352	23,000
BXG	166,154	110,562	54,607	36,233
Other (c)	290,207	31,281	—	—

Total Private Equity	6,545,673	2,311,533	2,525,343	1,130,967

Credit & Insurance
Mezzanine / Opportunistic II	120,000	29,059	110,101	26,662
Mezzanine / Opportunistic III	130,783	34,664	98,118	26,006
Mezzanine / Opportunistic IV	122,000	57,136	115,980	54,317
Mezzanine / Opportunistic V	47,810	47,810	15,937	15,937
Stressed / Distressed II	125,000	51,612	119,878	49,497
Stressed / Distressed III	151,000	93,582	146,432	90,751
Energy I	80,000	36,700	75,445	34,611
Energy II	150,000	103,508	148,577	102,526
Green Energy III	127,000	108,611	118,776	101,578
European Senior Debt I	63,000	5,084	56,882	4,590
European Senior Debt II	92,822	32,610	89,599	31,525
European Senior Debt III	24,822	15,811	8,274	5,270
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	24,385	12,001
Insurance Platform	501,600	129,053	1,600	412
Other (c)	209,684	98,841	72,377	29,340

Total Credit & Insurance	2,023,123	876,383	1,253,031	604,232

continued...

			Senior Managing Directors
	Blackstone and		and Certain Other
	General Partner (a)		Professionals (b)
	Original	Remaining	Original	Remaining
Fund	Commitment	Commitment	Commitment	Commitment
	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance II	$50,000	$1,482	$—	$—
Strategic Alliance III	22,000	18,223	—	—
Strategic Alliance IV	15,000	11,087	—	—
Dislocation	20,000	12,019	—	—
Other (c)	6,346	2,139	—	—

Total Multi-Asset Investing	113,346	44,950	—	—

Other
Treasury (d)	1,696,402	1,491,410	—	—

	$12,932,366	$5,438,799	$4,567,948	$1,998,121

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
For a tabular presentation of the timing of Blackstone’s remaining capital commitments to our funds, the funds we invest in and our investment strategies see “—Contractual Obligations.”

Borrowings
As of September 30, 2024, Blackstone Holdings Finance Co. L.L.C. (the “Issuer”), an indirect subsidiary of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$10,727,000

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

For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and the Credit Facility see “—Contractual Obligations.”
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2024 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	October 1, 2024 to
Contractual Obligations	December 31, 2024	2025-2026	2027-2028	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$44,892	$359,732	$422,473	$1,275,698	$2,102,795
Purchase Obligations	75,905	165,931	49,376	3,999	295,211
Blackstone Operating Borrowings (b)	-	1,016,421	1,575,679	8,174,850	10,766,950
Interest on Blackstone Operating Borrowings (c)	92,897	692,154	624,987	3,269,364	4,679,402
Borrowings of Consolidated Blackstone Funds	-	-	-	118,796	118,796
Interest on Borrowings of Consolidated Blackstone Funds	2,448	19,585	19,585	17,546	59,164
Blackstone Funds Capital Commitments to Investee Funds (d)	351,285	-	-	-	351,285
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	-	198,697	218,540	1,330,524	1,747,761
Unrecognized Tax Benefits, Including Interest and Penalties (f)	-	-	-	-	-
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	5,438,799	-	-	-	5,438,799

Consolidated Contractual Obligations	6,006,226	2,452,520	2,910,640	14,190,777	25,560,163
Borrowings of Consolidated Blackstone Funds	-	-	-	(118,796)	(118,796)
Interest on Borrowings of Consolidated Blackstone Funds	(2,448)	(19,585)	(19,585)	(17,546)	(59,164)
Blackstone Funds Capital Commitments to Investee Funds (d)	(351,285)	-	-	-	(351,285)

Blackstone Operating Entities Contractual Obligations	$5,652,493	$2,432,935	$2,891,055	$14,054,435	$25,030,918

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

(b)
Represents the principal amounts due on our senior notes and secured borrowings. For our senior notes, we assume no pre-payments and the borrowings are held until their final maturity. For our secured borrowings we project pre-payments based on the performance of the underlying assets and principal may be paid down in full prior to their stated maturity. As of September 30, 2024, we had no borrowings outstanding under our revolver.

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

(f)
Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $247.0 million and interest of $81.0 million as of September 30, 2024; therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our condensed consolidated financial statements as of September 30, 2024.
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
During the three and nine months ended September 30, 2024, Blackstone repurchased 1.0 million and 3.7 million shares of common stock at a total cost of $140.8 million and $473.5 million, respectively. As of September 30, 2024, the amount remaining available for repurchases under the program was $1.9 billion.
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

With respect to the third quarter of fiscal year 2024, we declared to stockholders of our common stock a dividend of $0.86 per share, aggregating to $2.51 per share of common stock in respect of the three fiscal quarters ended September 30, 2024. With respect to fiscal year 2023, we paid stockholders aggregate dividends of $3.35 per share.
Leverage
We may under certain circumstances use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our stockholders. In addition to the borrowings from our note issuances and our revolving credit facility, we may use asset based financing arrangements, including but not limited to, margin loans, reverse repurchase agreements, repurchase agreements and securities sold, not yet purchased. Reverse repurchase agreements are entered into primarily to take advantage of opportunistic yields otherwise absent in the overnight markets and also to use the collateral received to cover securities sold, not yet purchased. Repurchase agreements are entered into primarily to opportunistically yield higher spreads on purchased securities. The balances held in these financial instruments fluctuate based on Blackstone’s liquidity needs, market conditions and investment risk profiles.

The following table presents information regarding financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Condensed Consolidated Statements of Financial Condition:

		Securities
	Repurchase	Sold, Not Yet
	Agreements	Purchased
	(Dollars in Millions)
Balance, September 30, 2024	$100.3	$4.0
Balance, December 31, 2023	$—	$3.9
Nine Months Ended September 30, 2024
Average Daily Balance	$23.4	$3.9
Maximum Daily Balance	$120.2	$4.0
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
Management and Advisory Fees, Net
— Blackstone earns base management fees from its customers at a fixed percentage of a calculation base which is typically assets under management, net asset value, gross asset value, total assets, committed capital or invested capital. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
On private equity, real estate, and certain of our multi-asset investing and credit-focused funds:

•	0.25% to 1.75% of committed capital or invested capital during the investment period,
•	0.25% to 1.50% of invested capital, committed capital or investment fair value subsequent to the investment period for private equity and real estate funds, and
•	1.15% to 1.50% of invested capital or net asset value subsequent to the investment period for certain of our multi-asset investing and credit-focused funds.
On real estate and credit-focused funds structured like hedge funds:

•	0.50% to 1.00% of net asset value.
On credit separately managed accounts:

•	0.20% to 1.35% of net asset value or total assets.

On real estate separately managed accounts:

•	0.35% to 2.00% of invested capital, net operating income or net asset value.
On insurance separately managed accounts and investment vehicles:

•	0.25% to 1.00% of net asset value.
On funds of hedge funds, certain hedge funds and separately managed accounts invested in hedge funds:

•	0.20% to 1.50% of net asset value.
On CLO vehicles:

•	0.20% to 0.50% of the aggregate par amount of collateral assets, including principal cash.
On credit-focused registered and non-registered investment companies:

•	0.25% to 1.25% of total assets or net asset value.
On certain real estate and private equity-focused registered funds or companies:

•	1.25% of net asset value.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of September 30, 2024 as compared to December 31, 2023. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended September 30, 2024:

				Approximate Dollar
		Average	Total Number of Shares	Value of Shares that
	Total Number	Price Paid	Purchased as Part of	May Yet Be Purchased
	of Shares	per	Publicly Announced	Under the Program
Period	Purchased	Share	Plans or Programs (a)	(Dollars in Thousands) (a)
Jul. 1 - Jul. 31, 2024	133,332	$141.09	133,332	$1,981,188
Aug. 1 - Aug. 31, 2024	488,884	$135.02	488,884	$1,915,178
Sep. 1 - Sep. 30, 2024	377,784	$148.22	377,784	$1,859,183

	1,000,000		1,000,000

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates GP Solutions L.P., dated as of November 1, 2024 and deemed effective as of June 16, 2021.

10.2*+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Infrastructure IV L.P., dated November 1, 2024 and deemed effective as of December 11, 2023.

10.3*+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates IX L.P., dated as of November 1, 2024 and deemed effective as of October 7, 2021.

10.4*+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VIII L.P., dated as of November 1, 2024 and deemed effective as of May 3, 2022.

10.5*+
Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates – NC Real Asset Opportunities, L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023.

10.6*+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Infrastructure III L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023.

10.7*+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates RA II L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023.

10.8*+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VI L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023.

10.9*+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VII L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023.

10.10*+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VII L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023.

10.11*+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VIII L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023.

10.12*+	Amended and Restated Limited Partnership Agreement of Blackstone ETMA IV GP L.P., dated as of November 1, 2024 and deemed effective as of June 4, 2024.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Date: November 1, 2024

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and
Authorized Signatory)