Form 10-K
period 2024-12-31
Blackstone Inc.
filed 2025-02-28
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-33551
Blackstone Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐
 No
☒
As of June 30, 2024, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $88.2 billion.
As of February 21, 2025, there were 729,415,925 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “scheduled,” “estimates,” “anticipates,” “opportunity,” “leads,” “forecast,” “possible” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this Report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth more fully in “Part I. Item 1A. Risk Factors.”
Risks Related to Our Business

•
Our business could be adversely affected by difficult market, economic and geopolitical conditions, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our operating results and financial prospects and condition.

•
A slower than expected decrease, or an increase in, interest rates and other challenges in the financial markets could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets, which could adversely affect investment and realization opportunities.

•
A decline in the pace or size of investments made by, or poor performance of, our funds may adversely affect our revenues and obligate us to repay Performance Allocations previously paid to us, and could adversely affect our ability to raise capital.

•	Our revenue, earnings, net income and cash flow can all vary materially, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.
•	The asset management business depends in large part on our ability to raise capital from third-party investors and is intensely competitive.
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

•	We are subject to increasing scrutiny from regulators and certain investors with respect to sustainability matters, including climate change, and the impacts of investments made by our funds.
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

•	Our underwriting activities, borrowings for our operations and dependence on significant leverage in investments by our funds exposes us to risks.
•	Investors may have certain redemption, termination or dissolution rights or may not satisfy their contractual obligation to fund capital calls when requested by us.
•
Certain of our investment funds may invest in securities of companies that rank junior to others’ investments or are experiencing significant financial or business difficulties, exposing us to greater risk of loss.

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
“Blackstone Holdings,” “Blackstone Holdings Partnerships” or “Holdings Partnerships” refer to Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., collectively.
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
“Total Assets Under Management” refers to the invested and available capital in Blackstone-managed or advised vehicles (including, without limitation, investment funds and SMAs). The Total Assets Under Management attributable to an individual vehicle is dependent on the structure and investment strategy of such vehicle and accordingly, will vary from vehicle to vehicle. Total Assets Under Management generally equals the sum of the following across Blackstone-managed or advised vehicles, as applicable:

(a)
a vehicle’s invested capital at fair value which, as applicable, is measured as (1) total investments measured at fair value, or gross asset values, each of which may include the fair value of investments purchased with leverage under certain credit facilities, (2) net asset value, or (3) amount of debt and equity outstanding or aggregate par amount of assets, including principal cash for collateralized loan obligation vehicles (“CLOs”), and

(b)	a vehicle’s available capital, if any, which represents (1) uncalled commitments made by investors and (2) available borrowing capacity under certain credit facilities.

Uncalled commitments represent the capital we are entitled to call from investors pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods. Drawdown funds, perpetual capital vehicles, co-investment
vehicles, and SMAs can each be structured with a commitment from an investor that is called over time as opposed to fully funded upon subscription.
Assets may be raised in one vehicle or business unit and subsequently invested in or managed or advised by another vehicle or business unit. Total Assets Under Management are reported in the segment where the assets are managed.
Our measurement of Total Assets Under Management includes commitments to, and the fair value of, invested capital in our funds from Blackstone and our personnel. Our calculation of Total Assets Under Management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of Total Assets Under Management differs from the manner in which affiliated investment advisors report regulatory assets under management and may differ from the definition set forth in the agreements governing the vehicles we manage or advise.
“Fee-Earning
Assets Under Management” refers to the portion of Total Assets Under Management on which we are entitled to earn management fees and/or performance revenues. The
Fee-Earning
Assets Under Management attributable to an individual vehicle is driven by the basis on which fees are earned and accordingly, will vary from vehicle to vehicle.
Fee-Earning
Assets Under Management generally equals the sum of the following across Blackstone-managed or advised vehicles, as applicable: (a) net asset value, (b) committed capital and remaining invested capital during the investment period and post-investment period, respectively, (c) invested capital (including leverage to the extent management fee-eligible),
(d) gross asset value, (e) fair value of investments, or (f) the aggregate par amount of collateral assets, including principal cash, of CLOs.
Assets may be raised in one vehicle or business unit and subsequently invested in or managed or advised by another vehicle or business unit.
Fee-Earning
Assets Under Management are reported in the segment where the Total Assets Under Management are reported to the extent fee-paying
to Blackstone.
While
Fee-Earning
Assets Under Management generally reflects Total Assets Under Management on which we are entitled to earn management fees,
Fee-Earning
Assets Under Management may also include Total Assets Under Management on which we are entitled to earn only performance revenues. Our calculation of
Fee-Earning
Assets Under Management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of
Fee-Earning
Assets Under Management may differ from the definition set forth in the agreements governing the vehicles that we manage or advise.
“Perpetual Capital” refers to the component of assets under management with an indefinite term, that is not in liquidation, and for which there is no requirement to return capital to investors through redemption requests in the ordinary course of business, except where funded by new capital inflows or where required redemptions are limited in quantum. Perpetual Capital includes co-investment
capital with an investor right to convert into Perpetual Capital.
Commitment-based drawdown structured funds generally do not permit investors to redeem their interests at their election. Certain of our open-ended vehicles generally afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually, quarterly or monthly), typically with 2 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. In our perpetual capital vehicles where redemption rights exist, redemption requests are required to be fulfilled only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, (b) to the extent there is sufficient new capital, or (c) where such required redemptions are limited in quantum, such as interval funds or in certain insurance-dedicated vehicles. Investment advisory agreements related to certain SMAs in our Credit & Insurance and Multi-Asset Investing segments, excluding SMAs in our insurance platform, may generally be terminated by an investor on 15 to 95 days’ notice. SMAs in our insurance platform can generally only be terminated for long-term underperformance, cause and certain other limited circumstances, in each case subject to Blackstone’s right to cure.
This report does not constitute an offer of any Blackstone Fund.

Part I.

Item 1.	Business
Overview
Blackstone is the world’s largest alternative asset manager. We seek to deliver compelling returns for institutional and individual investors by strengthening the companies and assets in which we invest. Our more than $1.1 trillion in Total Assets Under Management as of December 31, 2024 include global investment strategies focused on real estate, private equity, infrastructure, life sciences, growth equity, credit, real assets, secondaries and hedge funds.
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
As of December 31, 2024, we employed approximately 4,895 people, including our 254 senior managing directors, at our headquarters in New York and around the world. Our employees are integral to Blackstone’s culture of integrity, professionalism and excellence. We believe hiring, training and retaining talented individuals, coupled with our rigorous investment process, has supported our excellent investment record over many years. This record, in turn, has enabled us to innovate into new strategies, drive growth and better serve our investors.
Business Segments
Our four business segments are: (a) Real Estate, (b) Private Equity, (c) Credit & Insurance and (d) Multi-Asset Investing. Information about our business segments should be read together with “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For more information concerning the revenues and fees we derive from our business segments, see “—Fee Structure/Incentive Arrangements.”
Real Estate
Our Real Estate business is a global leader in real estate investing, with $315.4 billion of Total Assets Under Management as of December 31, 2024. Our Real Estate segment operates as one globally integrated business with approximately 835 employees and has investments across the globe, including in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors.
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

Our Core+ real estate strategy invests in substantially stabilized real estate globally primarily through perpetual capital vehicles. The strategy includes our (a) Blackstone Property Partners (“BPP”) funds, which are focused on high-quality assets in the Americas, Europe and Asia and (b) our non-listed
real estate investment trust (“REIT”) Blackstone Real Estate Income Trust, Inc. (“BREIT”) and our Blackstone European Property Income (“BEPIF”) vehicles, which provide income-focused individual investors access to institutional quality real estate primarily in the Americas and Europe, respectively.
Our Blackstone Real Estate Debt Strategies (“BREDS”) platform primarily targets real estate-related debt investment opportunities. BREDS invests in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending options for our borrowers and investment options for our investors, including commercial real estate and mezzanine loans and liquid real estate-related debt securities. The BREDS platform includes high-yield real estate debt funds, liquid real estate debt funds, capital managed on behalf of our Credit & Insurance segment, and Blackstone Mortgage Trust, Inc. (“BXMT”), a NYSE-listed REIT.
Private Equity
Our Private Equity segment encompasses global businesses with a total of approximately 675 employees managing $352.2 billion of Total Assets Under Management as of December 31, 2024. Our Private Equity segment includes (a) Private Equity Strategies (described below), (b) Infrastructure, which includes (1) our infrastructure-focused funds for institutional investors with a primary focus on the U.S. and Europe (Blackstone Infrastructure Partners or “BIP”) and (2) a private wealth-focused platform offering eligible individual investors access to our infrastructure capabilities (Blackstone Infrastructure Strategies or “BXINFRA”), (c) our secondaries business (“Secondaries”), which includes Strategic Partners Fund Solutions (“Strategic Partners”) and our GP Stakes business (“GP Stakes”), (d) our capital markets services business (Blackstone Capital Markets or “BXCM”) and (e) a private wealth-focused platform offering eligible individuals exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment (Blackstone Total Alternatives Solution or “BTAS”).
Our Private Equity Strategies include: (a) our Corporate Private Equity business (described below), (b) our opportunistic investment platform that invests flexibly across asset classes, industries and geographies (Blackstone Tactical Opportunities or “Tactical Opportunities”), (c) our life sciences investment platform (Blackstone Life Sciences or “BXLS”), (d) our growth equity investment platform (Blackstone Growth or “BXG”) and (e) a private wealth-focused platform offering eligible individual investors access to Blackstone’s private equity capabilities (Blackstone Private Equity Strategies Fund or “BXPE”).
Our Corporate Private Equity business consists of: (a) our global private equity funds (Blackstone Capital Partners or “BCP”), (b) our sector-focused funds, including our energy- and energy transition-focused funds (Blackstone Energy Transition Partners or “BETP”), (c) our Asia-focused private equity funds (Blackstone Capital Partners Asia or “BCP Asia”) and (d) our core private equity funds (Blackstone Core Equity Partners or “BCEP”).
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
BXINFRA invests primarily in infrastructure equity, secondaries and credit strategies, leveraging Blackstone’s infrastructure talent and investment capabilities to create an attractive portfolio of alternative infrastructure investments.
Credit & Insurance
Our Credit & Insurance segment (“BXCI”) has approximately 685 employees and manages $375.5 billion of Total Assets Under Management as of December 31, 2024. BXCI offers its clients and borrowers a comprehensive solution across corporate and asset based credit, including investment grade and non-investment
grade. BXCI is one of the largest credit managers and CLO managers in the world. The investment portfolios BXCI’s credit platform manages or sub-advises
consist primarily of loans and securities of
non-investment
and investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.
BXCI is organized into three overarching credit investing strategies: private corporate credit, liquid corporate credit and infrastructure and asset based credit. The private corporate credit strategies include mezzanine and direct lending funds, private placement strategies, stressed/distressed strategies and SMAs. The direct lending funds include Blackstone Private Credit Fund (“BCRED”) and Blackstone Secured Lending Fund (“BXSL”), both of which are business development companies (“BDCs”). The liquid corporate credit strategies consist of CLOs, closed-ended funds, open-ended funds, systematic strategies and SMAs. The infrastructure and asset based credit strategies include energy strategies (including our sustainable resources platform) and asset based finance strategies focused on privately originated, income-oriented credit assets secured by physical, financial or residential real estate collateral.

Our insurance platform focuses on providing full investment management services for insurance and reinsurance accounts, seeking to deliver customized and diversified portfolios consisting primarily of investment grade credit, including through Blackstone’s private credit origination capabilities. Through this platform, we provide our clients tailored portfolio construction, strategic asset allocation, and specialized analytical tools. While focusing on policyholder protection, we seek to achieve risk-managed, liability-matched and capital-efficient returns, as well as diversification and capital preservation. We also provide similar services to clients through SMAs or by sub-managing
assets for certain insurance-dedicated funds and special purpose vehicles.
Multi-Asset Investing
Our Multi-Asset Investing segment (“BXMA”) has approximately 240 employees managing $84.2 billion of Total Assets Under Management as of December 31, 2024. BXMA, the world’s largest discretionary allocator to hedge funds, seeks to grow investors’ assets through investment strategies designed to deliver, primarily through the public markets, compelling risk-adjusted returns.
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
BXMA also includes a platform managed by Harvest Fund Advisors LLC (“Harvest”), which primarily invests in publicly traded energy infrastructure, renewables and master limited partnerships holding midstream energy assets in North America.
Perpetual Capital
Each of our business segments currently includes Perpetual Capital assets under management, which refers to assets under management with an indefinite term, that are not in liquidation and for which there is no requirement to return capital to investors through redemption requests in the ordinary course of business, except where funded by new capital inflows or where required redemptions are limited in quantum. In recent years, we have continued to meaningfully increase our assets under management in such vehicles. Perpetual Capital strategies represent a significant and growing portion of our overall business, and the management fees and performance revenues we receive. Perpetual Capital strategies include, without limitation, (a) in our Real Estate segment, Core+ real estate (including BREIT and BEPIF) and BXMT, (b) in our Private Equity segment, BIP, BXPE, BXINFRA and vehicles in GP Stakes, and (c) in our Credit & Insurance segment, BXSL and BCRED. In addition, assets managed for certain of our insurance clients are Perpetual Capital assets under management.
Private Wealth Strategy
Blackstone’s business historically focused on the provision of investment products, such as traditional drawdown funds, to institutional investors. Blackstone’s business now also includes a substantial number of investment products that are offered through various distribution channels to certain high-net-worth
and mass affluent individual investors in the U.S. and other jurisdictions around the world. We expect to continue to expand the number and type of such products that we offer. Our Private Wealth Solutions business is dedicated to building out our distribution capabilities in the private wealth channel to provide certain individual investors with access to Blackstone products across a broad array of alternative investment strategies. In recent years, capital from the private wealth channel has represented an increasing portion of our Total Assets Under Management, and we expect this trend to continue as we continue to undertake initiatives focused on this market segment.

Investment Process and Risk Management
We maintain a rigorous investment process across all our investment vehicles. Each investment vehicle has investment policies and procedures that generally contain requirements, guidelines and limitations for investments, such as limitations relating to the amount that will be invested in any one investment and the types of assets, industries or geographic regions in which the vehicle will invest, as well as limitations required by law.
Our investment professionals are responsible for identifying, evaluating, underwriting, diligencing, negotiating, executing, managing and exiting investments. For those of our businesses with review committees and/or investment committees, such committees review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of investments. In such businesses, investment professionals generally submit investment opportunities for review and approval by a review committee and/or investment committee, subject to delineated exceptions set forth in the funds’ investment committee charters or resolutions. Review and investment committees are generally comprised of senior leaders and other senior professionals of the applicable investment business, and in many cases, other senior leaders of Blackstone and its businesses. Considerations that review and investment committees take into account when evaluating an investment may include, without limitation and depending on the nature of the investing business and its strategy, the quality of the business or asset in which the fund proposes to invest, the quality of the management team, likely exit strategies and factors that could reduce the value of the business or asset at exit, the ability of the business in which the investment is made to service debt in a range of economic and interest rate environments, macroeconomic trends in the relevant geographic region or industry and the quality of the businesses’ operations. In addition, certain of our business units maintain their own sustainability policies that address, among other things, sustainability factors applicable to their respective investment strategies. Existing investments are reviewed and monitored on a regular basis by investment and asset management professionals. In addition, our investment professionals and Portfolio Operations professionals work with our portfolio company senior executives to identify opportunities to drive operational efficiencies and growth.
Before our BXMA and Secondaries teams decide to invest in an investment fund or an alternative asset manager, as applicable, they conduct diligence in a number of areas. Depending on the nature of the investment, these areas may include, among others, the fund’s/manager’s performance, investment terms, investment strategy and investment personnel, as well as its operations, processes, risk management and internal controls. With respect to liquid credit clients and other clients whose portfolios are actively traded in our Credit & Insurance segment, our industry-focused research analysts provide the review and/or investment committee with a formal and comprehensive review of new investment recommendations and portfolio managers and trading professionals discuss, among other things, risks associated with overall portfolio composition. Our Credit & Insurance segment’s research team monitors the operating performance of underlying issuers, while portfolio managers, together with our traders, focus on optimizing asset composition to maximize value for our investors. This investment process is assisted by a variety of proprietary and non-proprietary
research models and methods.
Structure and Operation of Our Investment Vehicles
Our asset management businesses include private investment funds, registered funds, BDCs, REITs, CLOs, SMAs and other vehicles focused on real estate, private equity, infrastructure, life sciences, growth equity, credit, real assets and secondary funds. Many of our private investment funds and other vehicles are targeted at institutional investors. We also have several products that are targeted at individual investors, including high-net-worth
investors (“Private Wealth Products”).
Our private investment funds are generally organized as limited partnerships with respect to U.S. domiciled vehicles and limited partnerships or other similar limited liability entities with respect to
non-U.S.
domiciled vehicles. These funds accept commitments and/or subscriptions for investment from institutional investors and/or high-net-worth
individuals. Our Private Wealth Products are organized using a variety of structures, including corporations, statutory trusts, limited partnerships or other vehicles, and accept subscriptions for investment from high-net-worth
individuals and/or other individual investors. Our private investment funds are generally either commitment-structured funds, where commitments are generally drawn down from investors on an as-needed
basis to fund investments (or for other permitted purposes) over a specified term, or open-ended funds, where the investor’s capital may be fully funded on or shortly after the investor’s subscription date and cash proceeds resulting from the disposition of investments can be reinvested, subject to certain limitations and limited investor withdrawal rights. In most of our Private Wealth Products, the investor’s capital is fully funded on the subscription date. Our BXCI insurance platform is generally structured around SMAs and our BXCI CLO vehicles are generally private companies with limited liability.
Our investment funds, SMAs and other vehicles not domiciled in the European Economic Area (the “EEA”) are each generally advised by a Blackstone entity serving as investment adviser that is registered under the U.S. Investment Advisers Act of 1940, as amended (the “Advisers Act”). For our investment funds, SMAs and other vehicles domiciled in the EEA, a Blackstone entity domiciled in the EEA generally serves as external alternative investment fund manager (“AIFM”), and the AIFM typically delegates its portfolio management function to a Blackstone-affiliated investment adviser registered under the Advisers Act. The Blackstone entity serving as investment adviser or AIFM, as applicable, typically carries out substantially all of the day-to-day
operations of each investment vehicle pursuant to an investment advisory, investment management, AIFM or other similar agreement. Generally, the material terms of our investment advisory and AIFM agreements, as applicable, relate to the scope of services to be rendered by the investment adviser or the AIFM to the applicable vehicle, the calculation of management fees to be borne by investors in our investment vehicles, the calculation of and the manner and extent to which other fees received by the investment adviser or the AIFM, as applicable, from funds or fund portfolio companies serve to offset or reduce the management fees payable by investors in our investment vehicles and certain rights of termination with respect to our investment advisory and AIFM agreements.
Our private investment funds do not generally register as investment companies under the U.S. Investment Company Act of 1940, as amended (the “1940 Act”), in reliance on the statutory exemptions provided by Section 3(c)(7), Section 3(c)(5)(C) or Section 3(c)(1) thereof. In addition, each of BXMT and BREIT conducts its operations in a manner that allows it to maintain its REIT qualification and avail itself of the statutory exemption provided by Section 3(c)(5)(C) of the 1940 Act and our U.S. BXPE and BXINFRA vehicles rely on the statutory exemption provided by Section 3(c)(7) of the 1940 Act. Our Private Wealth Products include funds that are registered, or regulated as a BDC, under the 1940 Act. In addition, certain of our investment advisers or AIFMs advise or sub-advise
funds domiciled in, and subject to registration and regulatory requirements of, the EEA.
In addition to having an investment adviser, each investment fund that is a limited partnership, or “partnership” fund, also has a general partner that, apart from partnership funds domiciled in the EEA, generally makes all operational and investment decisions, including the making, monitoring and disposing of investments. Investment vehicles in our Private Wealth Products typically have a board that includes independent directors. In the case of our SMAs, the investor, rather than we, generally holds or has custody of the investments. The investors in our investment funds generally take no part in the conduct or control of the business of the investment funds, have no right or authority to act for or bind the investment funds and have no influence over the voting or disposition of the securities or other assets held by the investment funds. Third-party investors in some of our partnership funds have the right to remove the general partner of the fund or to accelerate the termination of the fund without cause by a majority or supermajority vote. In addition, the governing agreements of many of our partnership funds provide that in the event certain “key persons” in our partnership funds do not meet specified time commitments with regard to managing the fund, then (a) investors in such funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases a simple majority) vote in accordance with specified procedures, or accelerate the withdrawal of their capital on an investor-by-investor
basis, or (b) the fund’s investment period will automatically terminate and a specified percentage (including, in certain cases a simple majority) in accordance with specified procedures is required to restart it. In addition, the governing agreements of some of our partnership funds provide that investors have the right to terminate the investment period for any reason by a supermajority vote of the investors in such fund.

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
Although a portion of any dividends paid to our stockholder may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our stockholders return any portion of such dividends attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, we may determine to decrease the amount of our dividends to our stockholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and carried interest of other funds is not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share of the clawback obligation then due, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50% to 70% beyond our pro-rata
share of such obligation) although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2024, if the various carry funds were liquidated at their current carrying value. For additional information concerning the clawback obligations we could face, see “—Item 1A. Risk Factors — Risks Related to Our Business — We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.”
In our structures other than carry funds, our Performance Revenues generally consist of performance-based allocations of a vehicle’s net capital appreciation during a measurement period, subject to the achievement of minimum return levels, high water marks, loss carry forwards and/or other hurdle provisions, in accordance with the respective terms set out in each vehicle’s governing agreements. Such allocations are typically realized at the end of the measurement period and, once realized, are typically not subject to clawback or reversal. In particular, our ability to generate and realize these amounts is an important element of our business. Such allocations in certain of our Perpetual Capital strategies contribute a significant and growing portion to our overall revenues.

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

•
The general partner or special limited partner of each of BREIT, BEPIF, BXPE and BXINFRA receives a performance participation allocation of 12.5% of total return, subject to a 5% hurdle amount with a catch-up
and recouping any loss carry forward amounts, measured annually and payable quarterly.

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

•
In our Multi-Asset Investing segment, the investment adviser of certain of our funds of hedge funds, hedge or multi-strategy funds, separately managed accounts that invest in hedge funds and certain
non-U.S.
registered investment companies, is entitled to an incentive fee generally between 0% to 20%, as applicable, of the applicable investment vehicle’s net appreciation, subject to “high water mark” provisions and in some cases a preferred return.

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
We face competition in the pursuit of institutional and individual investors for our investment funds. Although over time many institutional and individual investors have increased the amount of capital they commit to alternative investment funds, such increases may create increased competition with respect to fees charged by our funds. Certain institutional investors have demonstrated a preference to in-source
their own investment professionals and to make direct investments in alternative assets without the assistance of private equity advisers like us. We compete for investments with such institutional investors and such institutional investors could cease to be our clients. In the private wealth and insurance channels, the market for capital is highly competitive, requires significant investment and is highly regulated, which could create competitive challenges for us. In the private wealth channel, the willingness of our competitors to pay higher or differing types of distributor fees increases competition for fundraising.
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

Sustainability
Our investors have relied on our relentless commitment to excellence for nearly 40 years. Our sustainability
efforts are anchored in our goal of generating strong returns for investors to fulfill our fiduciary duty. We have pursued attractive investments in companies and assets that are part of the global energy transition. Our approach includes efforts to help select portfolio companies measure emissions and capture cost savings through energy management. Senior management reports quarterly to our board of directors, which reviews our sustainability strategy, including on the basis of periodic reports from management addressing relevant matters and practices.
At Blackstone, our people are our most valuable asset. We believe teams with a diverse breadth of backgrounds and experiences contribute to better outcomes. We believe building inclusive workplaces positions us and our portfolio companies to access a broad pool of qualified talent, including from historically under-tapped talent pools, and foster inclusive cultures that generate lasting value for our investors. See “— Human Capital Management.”
Human Capital Management
Blackstone’s employees are integral to our culture of integrity, professionalism, excellence and cooperation, and the intellectual capital possessed by them is critical to our success.
We believe a workforce reflecting a diverse breadth of backgrounds and experiences makes us better investors and a better firm. Our talent strategy leverages a people-driven framework based on four key pillars: recruiting, talent development, community and inclusion, and accountability. We believe that by focusing on each of these pillars and investing in our people and our culture, we will create an inclusive environment that helps expand our access to the best available talent and drives retention and advancement opportunities for our employees.
To that end, our employee resource groups, which are open to all employees, serve as a platform for our professionals to expand cultural awareness and connect to other employees, including through speaker series, professional development opportunities and social events. We also seek to enable ourselves and our portfolio companies to access a broad pool of qualified talent, including through firm programs aimed at introducing talented undergraduate students to financial services and Blackstone and portfolio programs aimed at helping our portfolio companies access historically under-tapped talent pools.
Our board of directors plays an active role in reviewing our human capital management efforts. To that end, senior management reviews with our board of directors management succession planning and development and other key aspects of our talent management strategy.
Employee and Community Engagement
Blackstone is committed to ensuring our employees are engaged with their work and with their local communities. Blackstone regularly gathers feedback from our employees via internal and/or external surveys to assess employee engagement and satisfaction and develop targeted solutions. Blackstone also supports its employee resource groups in their efforts to expand cultural awareness and connection across the firm.
In addition, the Blackstone Charitable Foundation (“BXCF”) was established in 2007 and is committed to supporting Blackstone’s goal of helping foster economic opportunity and career mobility. This includes, among other initiatives, its signature Blackstone LaunchPad network, which seeks to close the opportunity gap by equipping college and university students with the entrepreneurial skills they need to build lasting careers, and BX Connects, a global program that provides Blackstone employees with the opportunity to support their local communities through volunteering and giving. BX Connects uses the firm’s scale, talent and resources to make grants, develop nonprofit partnerships and create employee engagement opportunities. Nearly 90% of our employees engaged globally with BXCF’s charitable initiatives in 2024.

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
Compensation, Benefits and Wellness
Our compensation is designed to motivate and retain employees and align their interests with those of the investors in our funds. In particular, incentive compensation for our senior managing directors and employees involves a combination of annual cash bonus payments and performance interests or deferred equity awards, which we believe encourages them to focus on the performance of our investment funds and the overall performance of the firm. The proportion of compensation that is “at risk” generally increases as an employee’s level of responsibility rises. Employees at higher total compensation levels are generally targeted to receive a greater percentage of their total compensation payable in annual cash bonuses, participation in performance interests and deferred equity awards and a lesser percentage in the form of base salary compared to employees at lower total compensation levels. To further align their interests with those of investors in our funds, we provide employees with the opportunity to make investments in or alongside certain of the funds and other vehicles we manage. We also provide our employees and their families robust health and wellbeing offerings, including time-off
options and family planning resources.
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
We care greatly about the health, safety and wellbeing of our employees. Blackstone also offers comprehensive and competitive benefits to its full-time employees, including, without limitation, primary and secondary caregiver leave, adoption leave, fertility coverage and back up childcare. In addition, we offer additional family planning benefits for employees such as infertility benefits, including cryopreservation and primary caregiver leave for a minimum of 21 weeks. We offer employee well-being programs that provide information, tools and resources, including connections to immediate support, community referrals and counseling. We have partnered with various platforms to provide on-demand
emotional and mental health support and personalized support and resources for employees and their families throughout all stages of life.
Data Privacy and Security
Blackstone is committed to data privacy. We provide data privacy training at onboarding to new employees and at least annually to existing employees. Data privacy is typically addressed in the Global Head of Compliance’s annual update to our board of directors. Blackstone’s approach to data privacy is set out in our Online Privacy Notice and Investor Data Privacy Notice. Our privacy function, which involves conducting privacy impact assessments, implementing privacy-by-design
initiatives and reconciling global privacy programs with local privacy requirements, is led by our Data and Policy Strategy Officer and overseen by the Data Protection Operating Committee, Blackstone’s global privacy compliance steering committee. Please see “—Item 1C. Cybersecurity” for a discussion of our cybersecurity risk management, strategy and governance.
Regulatory and Compliance Matters
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and in many of the markets in which we operate.
Our business is subject to compliance with laws and regulations of U.S. federal and state governments,
non-U.S.
governments, their respective agencies and/or various self-regulatory organizations or exchanges. The SEC and various self-regulatory organizations, state securities regulators and international securities regulators have in recent years increased their regulatory activities, including regulation, examination and enforcement in respect of asset management firms, including Blackstone. Any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by financial regulatory authorities or self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or abroad, may directly affect our mode of operation and profitability.
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
by us.
Pursuant to the U.K. Financial Services and Markets Act 2000, or “FSMA,” certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Conduct Authority (“FCA”). The FSMA and rules promulgated thereunder form the cornerstone of legislation which governs all aspects of our investment business in the United Kingdom, including sales, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, recordkeeping, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. Blackstone Europe LLP (“BELL”) acts as a sub-advisor
to its Blackstone U.S. affiliates in relation to the investment and re-investment
of Europe, Middle East and Africa (“EMEA”) based assets of Blackstone Funds, arranging transactions to be entered into by or on behalf of Blackstone Funds, and providing certain related services. BELL’s principal place of business is in London, and it has a branch in Abu Dhabi Global Market. BELL does not currently have a MiFID II cross border passport to provide investment services into the European Economic Area (“EEA”). Accordingly, BELL can only provide investment services in certain EEA jurisdictions where it has obtained a domestic license on a cross-border services basis (currently, Belgium, Denmark, Finland, Spain and Italy), or can operate pursuant to an exemption or relief (currently Ireland, Liechtenstein and Norway). These operations are, however, in certain cases subject to limitations.
Blackstone Ireland Limited (“BIL”) is authorized and regulated by the Central Bank of Ireland (“CBI”) as an Investment Firm under the (Irish) European Union (Markets in Financial Instruments) Regulations 2017, as amended (the “MiFID Regulations”). BIL’s principal activity is the provision of management and advisory services to certain CLOs and sub-advisory
services to certain Blackstone affiliates. Blackstone Ireland Fund Management Limited (“BIFM”) is authorized and regulated by the CBI as an Alternative Investment Fund Manager under the (Irish) European Union (Alternative Investment Fund Managers Regulations) 2013 (“AIFMRs”). BIFM acts as AIFM and provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its alternative investment funds in accordance with AIFMRs and the conditions imposed by the CBI as set out in the CBI’s alternative investment fund rulebook.
Blackstone Europe Fund Management S.à r.l. (“BEFM”) is authorized as (a) an Alternative Investment Fund Manager under the Luxembourg Law of 12 July 2013 on alternative investment fund managers (as amended, the “AIFM Law”), which implements AIFMD in Luxembourg and (b) a management company under the Law of 17 December 2010 on undertakings for collective investment (as amended, the “UCITS Law”), which implements UCITS Directive in Luxembourg. BEFM may also provide discretionary portfolio management services and investment advice in accordance with the AIFM Law and the UCITS Law, as well as reception and transmission of orders. BEFM provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its managed funds, in accordance with the AIFM Law, UCITS Law and the regulatory provisions imposed by the
Commission de Surveillance du Secteur Financier
in Luxembourg. BEFM also promotes Blackstone products and services in European countries where BELL is not otherwise licensed to do so. BEFM has branches in Paris, Milan and Frankfurt which provide marketing services and where distribution and deal sourcing individuals are based.
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
In addition, disclosure controls and procedures and internal controls over financial reporting are documented, tested and assessed for design and operating effectiveness in accordance with the U.S. Sarbanes-Oxley Act of 2002. Internal Audit, which independently reports to the audit committee of our board of directors, operates with a global mandate and is responsible for the examination and evaluation of the adequacy and effectiveness of the organization’s governance and risk management processes and internal controls. Internal Audit is designed to improve our firmwide operations through a systematic and disciplined approach to evaluate and improve the effectiveness of risk management, internal controls, and governance processes. Internal Audit conducts its audits in accordance with professional standards, and its findings and recommendations are reported to senior management and the audit committee of our board of directors.
Our enterprise risk management framework is designed to manage non-investment
risk areas across the firm, such as financial, human capital, legal, operational, regulatory, legislative, reputational and technology risks. Our enterprise risk committee assists Blackstone management to identify, assess, monitor and mitigate such key enterprise risks at the corporate, business unit and fund level. The enterprise risk committee is chaired by our Chief Financial Officer and is comprised of senior management across business units, corporate functions and regional locations. Senior management reports to the audit committee of the board of directors on the agenda of risk topics evaluated by the enterprise risk committee and provides periodic risk reports, a summary of key risks to the firm, and detailed assessments of selected risks, as applicable.

Additionally, our firmwide valuation committee reviews the valuation process for investments held by us and our investment vehicles, including the application of appropriate valuation standards on a consistent basis. The firmwide valuation committee is chaired by our Chief Financial Officer and is comprised of members of senior management, senior leaders from our businesses and representatives from legal and finance.
Further, the review committees and/or investment committees of our businesses review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of investments. See “—Investment Process and Risk Management.”
There are a number of pending or recently enacted legislative and regulatory initiatives that could significantly affect our business. Please see “—Item 1A. Risk Factors — Risks Related to Our Business — Financial regulatory changes in the United States could adversely affect our business”, “—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus, could result in additional burdens on our business” and “—Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.”
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
In addition, we may use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), X (Twitter) (www.x.com/blackstone), LinkedIn (www.linkedin.com/company/blackstonegroup), Instagram (www.instagram.com/blackstone), SoundCloud (www.soundcloud.com/blackstone-300250613), Pandora (https://www.pandora.com/artist/blackstone/ARvlPz9Plblrlmg), PodBean (www.blackstone.podbean.com), Spotify (https://spoti.fi/2LJ1tHG and https://open.spotify.com/artist/52Eom8vQxM8Lk75ZZlf2hJ), YouTube (www.youtube.com/user/blackstonegroup) and Apple Podcast (https://apple.co/31Pe1Gg) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone when you enroll your email address by visiting the “Contact
Us/E-mail
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
Our business is materially affected by financial market and economic conditions and events throughout the world that are outside our control. We may not be able to or may choose not to manage our exposure to these conditions and/or events. Such conditions and/or events can adversely affect our business in many ways, including reducing the ability of our funds to raise or deploy capital, reducing the value or performance of our funds’ investments and making it more difficult for our funds to exit and realize value from existing investments. This could in turn materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition. In addition, in the face of a difficult market or economic environment, we may need to reduce our fixed costs and other expenses in order to maintain profitability. This may include cutting back or eliminating the use of certain services or service providers, or terminating the employment of a significant number of our personnel that, in each case, could be important to our business and without which our operating results could be adversely affected. A failure to manage or reduce our costs and other expenses within a time frame sufficient to match any decrease in profitability would adversely affect our operating performance.
Turmoil in the global financial markets can provoke significant volatility of equity and debt securities prices. This can have a material and rapid impact on our mark-to-market
valuations, particularly with respect to our public holdings and credit investments. As publicly traded equity securities have in recent years represented a meaningful proportion of the assets of many of our funds, stock market volatility, including a sharp decline in the stock market, may adversely affect our results, including our revenues and net income. Moreover, our public equity holdings have at times been concentrated in a few large positions, thereby making our unrealized mark-to-market
valuations particularly sensitive to sharp changes in the price of any of these positions. Further, although the equity markets are not the only means by which we exit investments, should we experience a period of challenging equity markets, our funds may experience continued difficulty in realizing value from investments.
Although decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. Periods of elevated inflation and high interest rates, such as that experienced in recent years, can contribute to significant volatility in debt and equity markets and economic deceleration or contraction in the rate of growth in certain industries, sectors or geographies. Economic slowdown may contribute to poor financial results for our funds’ portfolio companies or assets, which may result in lower investment returns for our funds. The valuations of our funds’ real estate assets, and fundraising in certain of our real estate strategies targeting high-net-worth
investors, have been adversely impacted by elevated interest rates and a high cost of capital. A slower-than-expected
decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuations. Such factors are even more challenging in the life science office and traditional office market, as well as other properties with long-term
leases that do not provide for
short-term
rent increases.
Geopolitical concerns and other global events outside of our control have also contributed and may continue to contribute to volatile global equity and debt markets, particularly as geopolitical instability has in recent years become more prevalent. These concerns and events include, without limitation, trade conflict, civil unrest, threats to national security, and national and international security events (including war, terrorist acts or other hostilities). For example, in the U.S., the current Presidential administration has stated its intention to make governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers. In that connection, certain countries subject to those changes have expressed an intent to impose similar measures in return. Outside the U.S., ongoing wars in the Middle East and Ukraine, as well as concern as to whether China’s stimulus measures will effectively stabilize slowing economic growth in the country, have further contributed to global economic uncertainty and volatility in the global financial markets. This may adversely impact our performance and the performance of our funds and their respective portfolio companies.
In addition, severe public health events, such as those caused by the
COVID-19
pandemic, may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening our employees’
well-being
and morale and interrupting business activities. In addition, related factors may materially and adversely affect us, including the effectiveness of governmental responses, the extension, amendment or withdrawal of any government programs or initiatives and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.

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
Despite overall resilience in some geographies, many global economies have in recent years experienced periods of deceleration. Further economic deceleration or contraction in the rate of growth in certain industries, sectors or geographies may contribute to poor financial results for our funds’ portfolio companies or assets, which may result in lower investment returns for our funds. For example, periods of economic weakness have contributed and may in the future contribute to a decline in commodity prices and decreased consumer demand for certain goods and services (including energy), and/or volatility in the oil and natural gas markets, each of which would have an adverse effect on our energy and consumer investments. In addition, slowing growth in certain markets and real estate sectors with excess near-term
supply, such as life sciences office and U.S. multifamily, has negatively impacted and may continue to negatively impact the valuations of assets in such sectors in the near-term.
A sustained high interest rate environment could increase the likelihood of an economic slowdown.
In addition, in recent years elevated inflation globally contributed to heightened costs of labor, energy and materials, which put profit margin pressure on certain of our funds’ portfolio companies and negatively impacted the performance of certain of such companies. While inflation decelerated over 2024, profit margins may be pressured if inflation re-accelerates,
particularly for companies that lack pricing power. In addition, as the governing agreements of our funds contain only limited requirements, if any, regarding diversification of fund investments (by, for example, sector or geographic region), during periods of economic slowdown in certain sectors or regions, the impact on our funds may be exacerbated by concentration of investments in such sectors or regions. Such concentration may increase the risk that events affecting specific sectors, geographic regions or asset types could have an adverse or disparate impact on such funds, as compared to funds that invest more broadly. As a result, our ability to raise new funds, as well as our operating results and cash flows, could be adversely affected.
Moreover, during periods of weakness, our funds’ portfolio companies may also have difficulty expanding their businesses and operations or meeting their debt service obligations or other expenses as they become due, including expenses payable to us. Furthermore, negative market conditions could potentially result in a portfolio company entering bankruptcy proceedings. This could result in a complete loss of the fund’s investment in such portfolio company and a significant negative impact to the fund’s performance and consequently to our operating results and cash flow, as well as to our reputation. In addition, negative market conditions would also increase the risk of default with respect to investments held by our funds that have significant debt investments, such as our credit-focused
funds.

High interest rates and challenging debt market conditions have negatively impacted and could continue to negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access capital markets, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income.
Although the U.S. Federal Reserve lowered interest rates three times over the course of 2024, it has expressed an expectation that any such decreases would be slower going forward. Accordingly, significant uncertainty remains regarding the timing and extent of future interest rate decreases. Elevated interest rates create downward pressure on the value of certain assets owned by our funds, including, among others, real estate and fixed-rate
debt. A
slower-than-expected
decrease, or a further increase in, interest rates would continue to present a challenge for the valuations of such assets, as well as for fundraising in certain of our strategies targeting high-net-worth
investors. An increase in interest rates could also contribute to a period of economic slowdown, which would create operating performance challenges for certain of our funds’ investments. Relatedly, opportunities to realize value from certain of our funds’ investments are likely to continue to be more limited if interest rates remain at high levels for an extended period. For example, certain real estate sectors and operating companies could be affected given the potential adverse impact on equity prices and caution on the part of potential acquirers. Further, our funds have faced, and could continue to face, difficulty in realizing value from investments due to sustained declines in equity market values as a result of concerns regarding interest rates.
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
If our funds were unable to obtain committed debt financing for potential acquisitions, or could only obtain debt financing at an increased interest rate or on unfavorable terms or the ability to deduct corporate interest expense is substantially limited, our funds may face increased competition from strategic buyers of assets who may have an overall lower cost of capital or the ability to benefit from a higher amount of cost savings following an acquisition. In addition, high interest rates, coupled with periods of significant equity and credit market volatility, may potentially make it more difficult for us to find attractive opportunities for our funds to exit and realize value from their existing investments.
Our funds’ portfolio companies also regularly utilize the corporate debt markets to obtain financing for their operations. To the extent monetary policy, tax or other regulatory changes or difficult credit markets render such financing difficult to obtain, more expensive or otherwise less attractive, this may also negatively impact the financial results of those portfolio companies and, therefore, the investment returns on our funds and our revenues. In addition, to the extent that (a) market conditions, and/or tax or other regulatory changes make it difficult or not possible to refinance debt that is maturing in the near term, or (b) such refinancing would result in a rating agency viewing a portfolio company as having incurred an excessive amount of debt, some of our funds’ portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection.

A decline in the pace or size of investments made by our funds may adversely affect our revenues.
The revenues that we earn are driven in part by the pace at which our funds make investments and the size of those investments, and a decline in the pace or the size of such investments may reduce our revenues. In particular, in recent years we have meaningfully increased the number of perpetual capital vehicles we offer and the assets under management in such vehicles. The fees we earn from our perpetual capital vehicles, including our Core+ real estate strategy, represent a significant and growing portion of our overall revenues. If our funds, including our perpetual capital vehicles, are unable to deploy capital at a sufficient pace, our revenues would be adversely impacted. Many factors could cause a decline in the pace of investment, including a market environment characterized by high prices, the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of financing on attractive terms or at all or decreased availability of investor capital, including as a result of a challenging fundraising environment or heightened investor requests for repurchases in certain vehicles. A number of our funds have invested and intend to continue to invest in large transactions or transactions that otherwise have substantial business, regulatory or legal complexity and may be more difficult to execute successfully than smaller or less complex investments. In addition, realizing value from such investments may be more difficult as a result of, among other things, a limited universe of potential acquirers.
We may also fail to consummate identified investment opportunities because of regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy, financial markets or geopolitical conditions. Additionally, our ability to deploy capital in certain countries may be adversely impacted by U.S. and foreign government policy changes and regulations. For example, an FTC rule that significantly increases the amount of information required to be provided in a
Hart-Scott-Rodino
filing became effective in February 2025. The process of obtaining pre-approval
for certain transactions undertaken by our investment funds is expected to become more administratively burdensome and time consuming. Any potential time delay associated with obtaining approval may make it more difficult for our funds to deploy capital and exit and realize value from investments.
Further, state regulatory agencies may impose restrictions on private funds’ investments in certain types of assets or industries, which could affect our funds’ ability to find attractive and diversified investments and to complete such investments in a timely manner. For example, certain states have, and others may in the future, increase state regulatory review measures of investments by private equity into the patient-facing
healthcare industry, and certain states have considered, and others may seek to enact, legislation to restrict institutional investment in single-family
homes. Such laws may impact the ability of our funds to invest in certain assets or sectors. In addition, the ability to deploy capital in China has been adversely impacted by policies and regulations in the U.S., which may be exacerbated prospectively. See “—Laws and regulations on foreign direct investment applicable to us and our funds’ portfolio companies, both within and outside the U.S., may make it more difficult for us to deploy capital in certain jurisdictions or to sell assets to certain buyers.”
Our revenue, earnings, net income and cash flow can all vary materially due to our reliance on Performance Revenues, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common stock to decline.
Our revenue, earnings, net income and cash flow can all vary materially due to our reliance on Performance Revenues. We may experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors. These include timing of realizations, changes in the valuations of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses and the degree to which we encounter competition. Each of these factors may be impacted by economic and market conditions. Achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our common stock. We do not provide guidance regarding our expected quarterly and annual operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in our common stock price.

For certain of our perpetual capital vehicles, including certain Core+ real estate funds, infrastructure focused funds, BCRED and other of our perpetual capital vehicles, that have in recent years become increasingly large contributors to our earnings, incentive income is paid to us in varying frequencies, ranging from quarterly to every five years. This contributes to the volatility of our cash flow. Furthermore, we earn this incentive income only if the net asset value of a vehicle has increased or, in the case of certain vehicles, increased beyond a particular return threshold, or if the vehicle has earned a net profit. Certain of these vehicles also have “high water marks” whereby we do not earn incentive income during a particular period even though the vehicle had positive returns in such period as a result of losses in prior periods. If one of these vehicles experiences losses, we will not earn incentive income from it until it surpasses the previous high-water
mark. The incentive income we earn is therefore dependent on the net asset value or the net profit of the vehicle, which could lead to significant volatility in our results.
For our carry funds, we receive Performance Allocations only when investments are realized and achieve a certain preferred return. This also contributes to the volatility of our cash flow. Performance Allocations depend on our carry funds’ performance and opportunities for realizing gains, which may be limited. It takes a substantial period of time to realize the cash value (or other proceeds) of an investment. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized, particularly if market conditions are unaccommodating. We cannot predict when, or if, any realization of investments will occur. In addition, the valuations of, and realization opportunities for, investments made by our funds, could also be subject to high volatility as a result of uncertainty or potential changes to governmental policy with respect to, among other things, tax, trade, immigration, healthcare, labor, infrastructure and energy.
Prior to our receiving any Performance Allocations in respect of realization of a profitable investment, 100% of the proceeds of that investment must generally be paid to the investors in that carry fund until they have recovered certain fees and expenses and achieved a certain return on all realized investments by that carry fund as well as a recovery of any unrealized losses. A particular realization event may have a significant impact on our results for that particular quarter that may not be replicated in subsequent quarters. We recognize revenue on investments in our investment funds based on our allocable share of realized and unrealized gains (or losses) reported by such investment funds. A decline in realized or unrealized gains, or an increase in realized or unrealized losses, would adversely affect our revenue and possibly cash flow. This could further increase the volatility of our quarterly results. Because our carry funds have preferred return thresholds to investors that need to be met prior to our receiving any Performance Allocations, substantial declines in the carrying value of the investment portfolios of a carry fund can significantly delay or eliminate any Performance Allocations paid to us in respect of that fund because the value of the assets in the fund would need to recover to their aggregate cost basis plus the preferred return over time before we would be entitled to receive any Performance Allocations from that fund.
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
We primarily use cash to, without limitation (a) provide capital to facilitate the growth of our existing businesses, including funding our general partner and co-investment
commitments to our funds and warehousing investments for our funds, (b) provide capital for business expansion, (c) pay operating expenses, including cash compensation to our employees, and other obligations as they arise, including servicing our debt and (d) pay dividends to our stockholders, make distributions to the holders of Blackstone Holdings Partnership Units and make repurchases under our share repurchase program. Our principal sources of cash are: (a) cash we received in connection with our prior bond offerings and other borrowings, (b) management fees, (c) realized incentive fees and (d) realized performance allocations, which is the sum of Realized Principal Investment Income and Realized Performance Revenues less Realized Performance Compensation. We have also entered into a $4.325 billion revolving credit facility with a final maturity date of December 15, 2028 the (“Revolving Credit Facility”). Our long-term debt totaled $11.3 billion in borrowings from our prior bond issuances. As of December 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. In February 2025, we drew $900.0 million under the Revolving Credit Facility. As of December 31, 2024, we had $2.0 billion in Cash and Cash Equivalents, $1.1 billion invested in Corporate Treasury Investments and $5.8 billion in Other Investments.
If growth of the global economy decelerates, or conditions in the financing markets were challenged, the investment performance of our funds could suffer, resulting in, for example, the payment of decreased or no Performance Allocations to us. This could materially and adversely affect the amount of cash we have on hand, which could in turn require us to rely on other sources of cash, such as the capital markets, which may not be available to us on acceptable terms or at all for the above purposes. A decrease in the amount of cash we have on hand could also materially and adversely affect our ability to pay dividends to our stockholders and make repurchases under our share repurchase program. Furthermore, during adverse economic and market conditions, we might not be able to renew all or part of our existing revolving credit facility or find alternate financing on commercially reasonable terms or at all. As a result, our uses of cash may exceed our sources of cash, thereby potentially affecting our liquidity position. In addition, we have made and expect to continue to make significant principal investments in our current and future investment funds. Contributing capital to these investment funds is risky, and we may lose some or the entire principal amount of our investments, including, without limitation, as a result of poor investment performance in a challenging economic and market environment.
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
Our ability to raise capital from
third-party
investors depends on a number of factors, such as economic and market conditions (including the level of interest rates and stock market performance) and the asset allocation rules or investment policies to which such third-party
investors are subject. These factors could inhibit or restrict the ability of third-party
investors to make investments in our funds or the asset classes in which our funds invest. For example, lawmakers across a number of states, including Pennsylvania and Florida, have put forth proposals or expressed intent to take steps to reduce or minimize the ability of their state pension funds to invest in alternative asset classes, including by proposing to increase the reporting or other obligations applicable to their state pension funds that invest in such asset classes. Such proposals or actions would potentially discourage investment by such state pension funds in alternative asset classes by imposing meaningful compliance burdens and costs on them, which could adversely affect our ability to raise capital from such state pension funds. Other states could potentially take similar actions, which may further impair our access to capital from an investor base that has historically represented a significant portion of our fundraising.

In addition, volatility in the valuations of investments, has in the past and may in the future affect our ability to raise capital from third-party
investors. To the extent periods of volatility are coupled with a lack of realizations from investors’ existing portfolios, such investors may be left with disproportionately outsized remaining commitments to a number of investment funds. This significantly limits such investors’ ability to make new commitments to third-party
managed investment funds such as those managed by us. Further, during periods of market volatility, investor subscription requests may be reduced and investor redemption or repurchase requests may be elevated in products that permit redemption or repurchase of investor interests. See “—Investors in a number of our vehicles may withdraw their investments, and investors in certain of our vehicles may have a right to terminate our management of, or cause the dissolution of, such vehicles, which would lead to a decrease in our revenues.” In addition, certain of our investment vehicles that are available to individual investors are subject to state registration requirements that impose limits on the proportion of such investors’ net worth that can be invested in our products. These restrictions may limit such investors’ ability or willingness to allocate capital to such products and adversely affect our fundraising in the retail channel.
Our ability to raise new funds could similarly be hampered if the general appeal of alternative investments were to decline. An investment in a limited partner interest in an alternative investment fund is generally more illiquid and the returns on such investment may be more volatile than an investment in securities for which there is a more active and transparent market. In periods of positive markets and low volatility, for example, investors may favor passive investment strategies such as index funds over our actively managed investment vehicles. Similarly, during periods of high interest rates, investors may favor investments that are generally viewed as producing a risk-free
return, such as treasury bonds, over investments in our products, particularly if the spread between the products declines. Alternative investments could also fall into disfavor as a result of concerns about liquidity and short-term
performance. Such concerns could be exhibited, in particular, by public pension funds, which have historically been among the largest investors in alternative assets. Many public pension funds are significantly underfunded and their funding problems have been, and may in the future be, exacerbated by economic downturn. Concerns with liquidity could cause such public pension funds to reevaluate the appropriateness of alternative investments. In addition, our ability to raise capital from third parties outside of the United States could be limited to the extent the other countries impose restrictions or limitations on outbound foreign investment.
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
The asset management business is intensely competitive. Competition is based on a variety of factors, including investment performance, the quality of client service, investor availability of capital and willingness to invest, fund terms (including fees and liquidity terms), brand recognition and business reputation. Our asset management business competes with a number of private funds, specialized investment funds, funds structured for individual investors, hedge funds, funds of hedge funds and other sponsors managing pools of capital, as well as corporate buyers, traditional asset managers, commercial banks, investment banks and other financial institutions (including sovereign wealth funds). We expect that competition will continue to increase. For example, certain traditional asset managers have developed their own private equity and private wealth platforms and are marketing other asset allocation strategies as alternatives to hedge fund investments. A number of factors serve to increase our competitive risks:

•	a number of our competitors have greater financial, technical, research, marketing and other resources and more personnel than we do,
•	some of our funds may not perform as well as competitors’ funds or other available investment products,
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
•
some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain businesses or investments than we can and/or bear less compliance cost than we do,

•	some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their investors,
•
some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make or to seek exit opportunities through different channels,

•
some of our competitors may be more successful than we are in the development of new or customized products to address investor demand for new or different investment strategies and/or regulatory changes, including with respect to private credit products and products that are developed for individual investors or that target insurance capital,

•
in order to broaden distribution of their private wealth products, some of our competitors may be willing to pay higher placement, servicing or other forms of distributor fees, which may adversely impact the amount of capital we are able to raise in the private wealth channel,

•
there are relatively few barriers to entry impeding new alternative asset managers, and the successful efforts of new entrants, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, is expected to continue to result in increased competition,

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do,
•	corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage relative to us when bidding for an investment,
•	some investors may prefer to invest with an investment manager that is not publicly traded or is smaller, with a more limited number of investment products and
•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
Additionally, technological innovation, including the use of artificial intelligence, has the potential to disrupt the financial industry and change the way financial institutions, including asset managers, do business. Some of our competitors may be more successful than we are in the development and implementation of new technologies, including services and platforms based on artificial intelligence, to address investor demand or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.
We may lose investment opportunities if we do not match investment prices, structures and terms offered by competitors. Alternatively, we may experience decreased rates of return and increased risks of loss if we match investment prices, structures and terms offered by competitors. Moreover, if we are forced to compete with other alternative asset managers on the basis of price, we may not be able to maintain our current fund fee and carried interest terms. We have historically competed primarily on the performance of our funds, and not on the level of our fees or carried interest relative to those of our competitors. However, there is a risk that fees and carried interest in the alternative investment management industry will decline, without regard to the historical performance of a manager. Further, as part of a shift in the distribution arrangements in the private wealth industry, certain third-party
intermediaries have sought to revise existing or implement new fee arrangements that align their fees with the initial amount or ongoing net asset value of capital invested through the intermediary in the applicable vehicle. While the extent of this shift going forward is uncertain, the costs associated with the distribution of certain of our private wealth perpetual products have increased and there may be further increases in distribution costs for these and future products. The reduction of net management fees or performance allocations we receive, including as a result of new fee arrangements, or the incurrence of higher costs in connection with product distribution, without corresponding decreases in our cost structure, would adversely affect the profitability of impacted products. Certain of the third-party
intermediaries on whom we rely to distribute our investment products also sell their own competing proprietary investment products, which could limit the distribution of our products.
In addition, the attractiveness of our investment funds relative to investments in other investment products could decrease depending on economic conditions. Furthermore, any new or incremental regulatory measures for the U.S. financial services industry may increase costs and create regulatory uncertainty and additional competition for many of our funds. Conversely, regulatory measures aimed at reducing burden on U.S. banks, such as less onerous bank regulatory capital requirements, may create additional competition for certain of our credit strategies. See “—Financial regulatory changes in the United States could adversely affect our business.”

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
Although individual investors have been part of our historic distribution efforts, we have increasingly undertaken business initiatives to increase the number and type of investment products we offer to high-net-worth
individuals, family offices and mass affluent investors in the U.S. and other jurisdictions around the world. Specifically, we create investment products designed for investment by individual investors in the U.S., some of whom are not accredited investors, or similar investors in
non-U.S.
jurisdictions, including in some markets in Europe and Asia Pacific. In some cases, our funds are distributed to such investors indirectly through third-party
managed vehicles sponsored by brokerage firms, private banks or third-party
feeder providers, and in other cases directly to the clients of private banks, independent investment advisors and brokers.
Accessing individual investors and offering products directed at such investors exposes us to greater levels of risk, including heightened litigation and regulatory enforcement, an increased compliance burden, and more complex administration and accounting operations. We may be subject to claims related to matters such as the adequacy of disclosures, appropriateness of fees, suitability and board of directors’ oversight, each of which could result in civil lawsuits, regulatory penalties and enforcement actions. Our registered investment advisers could also be subject to direct or derivative claims from a fund’s investors or board of directors for alleged mismanagement of the fund. In addition, regulatory requirements imposing limitations on the ability of affiliates of certain of our vehicles to engage in certain transactions may limit our funds’ ability to engage in otherwise attractive investment opportunities.
To the extent distribution of such products is through new channels and markets, including through an increasing number of distributors with whom we engage, we may not be able to effectively monitor or control the manner of their distribution. This could result in litigation or regulatory action against us, including with respect to, among other things, claims that products distributed through such channels are distributed to investors for whom they are unsuitable, claims related to conflicts of interest or the adequacy of disclosure to investors or claims that the products are distributed in a manner inconsistent with our regulatory requirements or otherwise inappropriate manner. In addition, regulation applicable to our arrangements with such distributors and channels increases the compliance burden associated with onboarding new distributors or pursuing new distribution channels, resulting in increased cost and complexity. Although we engage in due diligence and onboarding procedures that seek to uncover issues relating to the third-party
channels through which individual investors access our investment products, we do not control and have limited information regarding many of these third-party channels. Therefore, we are exposed to the risks of reputational damage, regulatory scrutiny and legal liability to the extent such third parties improperly sell our products to investors. This risk is heightened by the continuing increase in the number of third parties through whom we distribute our investment products around the world and who we do not control. For example, in certain cases, we may be viewed by a regulator as responsible for the content of materials prepared by third parties.
Similarly, there is a risk that Blackstone employees involved in the direct distribution of our products, or employees who engage with independent advisors, brokerage firms and other third parties around the world involved in distributing our products, do not follow our compliance and supervisory procedures. In addition, the distribution of such products, including through new channels whether directly or through market intermediaries, could expose us to allegations of improper conduct and/or actions by state and federal regulators in the U.S. and regulators in jurisdictions outside of the United States. Such allegations or actions may be with respect to, among other things, product suitability, distributor eligibility, investor classification, compliance with securities laws, conflicts of interest and the adequacy of disclosure to investors to whom our products are distributed through those channels.

As we expand the distribution of products to individual investors outside of the United States, we are increasingly exposed to risks in
non-U.S.
jurisdictions. In addition to risks similar to those that we face in the U.S., securities laws and other applicable regulatory regimes can be extensive, complex and vary by jurisdiction. In addition, the distribution of products to individual investors outside of the U.S. may involve complex structures (such as distributor-sponsored
feeder funds or nominee/omnibus investors) and market practices that vary by local jurisdiction. As a result, this expansion subjects us to additional complexity, litigation and regulatory risk.
Our efforts to continue to grow the assets we manage on behalf of individual investors may not be successful. Furthermore, our initiatives to expand our individual investor base, including outside of the United States, requires the investment of significant time, effort and resources, including the potential hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. In addition, as the distribution of products to individual investors continues to grow across the alternative asset management industry, regulators may seek to impose new regulatory oversight, disclosure and other requirements that make such distribution more difficult or resource intensive.
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
We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and become less effective as incentives for them to continue to be employed at Blackstone. We might not be able to provide future key personnel with interests in our business to the same extent or with the same tax consequences from which our existing personnel previously benefited. For example, U.S. federal income tax law currently imposes a three-year
holding period requirement for carried interest to be treated as long-term
capital gains. The holding period requirement may result in some of the carried interest received by such individuals being treated as ordinary income, which would materially increase the amount of taxes that such key personnel would be required to pay. The tax treatment of carried interest continues to be an area of focus for policymakers and government officials. The current U.S. Presidential administration’s stated tax priorities include changes to the tax treatment of carried interest that, if implemented, would materially increase the amount of taxes many of our key personnel would be required to pay. The levying of additional taxes on carried interest, or possible increase in state law tax rates, along with changing opinions regarding living in some geographies where we have offices, may adversely affect our ability to recruit, retain and motivate our current and future professionals.

There is no guarantee that the
non-competition
and
non-solicitation
agreements to which our senior managing directors and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. Such agreements also expire after a certain period of time, at which point such personnel would be free to compete against us and solicit our clients and employees. In addition, such agreements may not be enforceable in all cases, particularly as U.S. states and/or federal agencies enact legislation or adopt rules aimed at effectively prohibiting non-competition
agreements. For example, the U.S. Federal Trade Commission (the “FTC”) approved a rule in 2024 that generally prohibits post-employment
non-competition
provisions in agreements between employers and their employees. While this rule is currently unenforceable due to ongoing litigation, we cannot predict with certainty whether such rules will ultimately be overturned or if a court will enforce any particular non-competition
agreement to which our senior managing directors or other key personal are subject if challenged. Further, legislation that would prohibit post-employment
non-competition
agreements except in limited circumstances has been introduced in New York.
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
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by tax authorities, tax authorities have challenged and could challenge in the future our interpretation of such laws, regulations and treaties or our taking of certain tax positions on the basis of such interpretation. This could result in penalties, interest payments and/or additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.
Past and future changes to tax laws and regulations may have an adverse impact on us. Such changes could materially change the amount and/or timing of tax we and our portfolio companies may be required to pay and may increase tax-related
regulatory and compliance costs. Both the current U.S. Presidential administration and certain members of the U.S. Congress have stated that one of their top legislative priorities is significant reform of the Internal Revenue Code and other federal tax laws. Among other things, they may pursue tax policies seeking to alter the income tax rates and brackets applicable to corporations and individuals (including changing the tax treatment of carried interest), exempt certain types of income from taxation, eliminate clean energy subsidies enacted by the Inflation Reduction Act of 2022 and provide tax incentives for domestic production. The timing and details of any such tax reform, and the impact on us, our personnel, and our funds’ portfolio companies is uncertain.
In addition, the U.S. Congress, the Organization for Economic
Co-operation
and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, has sought to make changes to numerous long-standing
tax principles through its base erosion and profit shifting (“BEPS”) project, which is focused on a number of issues, including the shifting of profits between affiliated entities in different tax jurisdictions, interest deductibility and eligibility for the benefits of double tax treaties. Several of the measures are potentially relevant to some of our structures and could have an adverse tax impact on our funds, investors and/or our funds’ portfolio companies. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating member countries, uncertainty remains regarding the impact of BEPS. Such measures could result in a loss of tax treaty benefits and increased taxes on returns from our investments.
The OECD is also working on a
two-pillar
initiative, which is aimed at (a) shifting taxing rights to the jurisdiction of the consumer (“Pillar One”) and (b) ensuring all companies pay a global minimum tax (“Pillar Two”). Under Pillar Two, certain entities within a multinational group will be subject to top-up
taxes where the overall tax paid on the group’s profit in any jurisdiction falls below the minimum 15% effective tax rate. The EU, among other regions implementing or intending to implement these rules, adopted Pillar Two and required that all EU member states adopt local legislation to implement such rules beginning December 31, 2023. However, the United States is not expected to adopt Pillar Two, creating additional uncertainty as to the application of these rules to multinational enterprises with a U.S. parent entity. Pillar One and Pillar Two could result in increased effective tax rates, possible denial of deductions, withholding taxes and/or profits being allocated differently and increased complexity, burden and cost of tax compliance for us and our funds’ portfolio companies. Given the ongoing design, implementation, administration and interpretation of Pillar One and Pillar Two, the timing, scope and impact of any relevant domestic legislation or multilateral conventions remain uncertain.
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
There has been an increase in the frequency and sophistication of the cyber and data security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. Such attacks may target us because, as an alternative asset management firm, we hold a significant amount of confidential and sensitive information about our investors, our funds’ portfolio companies and potential investments. As a result, we may face a heightened risk of a security breach or disruption with respect to this information. Measures we take to ensure the integrity of our systems may not provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone, our investors, our portfolio companies or potential investments. If our systems or those of third-party
service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, increased costs, a disruption of our businesses, liability to our counterparties, investment funds or fund investors, regulatory intervention or reputational damage. The costs related to cyber or other data security threats or disruptions may not be fully insured or indemnified by other means.

In addition, we could also suffer losses in connection with updates to, or the failure to timely update, the technology platforms on which we rely. We are reliant on third-party
service providers for certain aspects of our business, including for the administration of certain funds, as well as for certain technology platforms, including cloud-based
services. These
third-party
service providers also face ongoing cybersecurity threats and compromises of their systems. These cybersecurity threats and compromises could occur as a result of threat actors impersonating Blackstone or its employees, including through the use of artificial intelligence technologies. Such technologies could make such impersonation more likely to occur or appear more credible. As a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data.
Cybersecurity, privacy and data protection have become top priorities for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples, the General Data Protection Regulation (“GDPR”) in the European Union, the U.K. Data Protection Act, and the California Privacy Rights Act (“CPRA”). Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. For example, in February 2022, the SEC proposed rules regarding registered investment advisers’ and funds’ cybersecurity risk management requiring the adoption and implementation of cybersecurity policies and procedures, enhanced disclosure in regulatory filings and prompt reporting of incidents to the SEC. if adopted, such rules could increase our compliance costs and potential regulatory liability related to cybersecurity. In light of the focus of federal regulators on cybersecurity, SEC enforcement activity, including by the SEC’s Office of Compliance Inspections and Examinations in its examination programs, has increased in recent years and may increase further. Although we maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but the SEC deems otherwise. See “—Rapidly developing and changing privacy, data protection and cybersecurity laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage”.
Breaches in our security or in the security of
third-party
service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks. Breaches could also potentially cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our fund investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely matter, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures and Blackstone more generally.
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
Our and our funds’ portfolio companies’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent we or our funds’ portfolio companies engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-

how and customer information and records. In addition, we and our funds’ portfolio companies may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our funds’ portfolio companies.
Rapidly developing and changing global data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We and our funds’ portfolio companies are subject to various risks and costs associated with the collection, storage, transmission and other processing of personal data. This personal data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable privacy laws, regulations, policies, industry standards, or related contractual obligations, even if unfounded, could result in regulatory and third-party
liability, increased costs, disruptions to business and operations, and reputational damage. Furthermore, any such inability or perceived inability of our funds’ portfolio companies, even if unfounded, could result in reputational damage to us.
Data security and privacy compliance obligations to which we are subject impose compliance costs on us, which could increase significantly as laws and regulations evolve globally. Our compliance obligations include those relating to U.S. laws and regulations, including, without limitation, state regulations such as the CPRA, which provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other California Consumer Privacy Act (“CCPA”) violations, as well as a requirement of “reasonable” cybersecurity. At the U.S. federal level, the SEC has adopted amendments to Regulation
S-P
that will take effect in 2025. These amendments impose operationally challenging notification requirements and deadlines and obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs.
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
Any inability, or perceived inability, by us or our funds’ portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party
liability, increased costs, disruption of our and our funds’ portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Specifically, the SEC’s stated examination priorities include an intended focus on adviser’s policies and procedures, internal controls, oversight of third-party
vendors and governance practices as it pertains to the safeguarding of customer records. Furthermore, as new data protection and privacy-related
laws and regulations are implemented, the time and resources needed for us and our funds’ portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (collectively, “AI Technologies”) and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI Technologies could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets, a sector to which certain of our investment strategies have significant exposure.
Through our use of AI technologies, we avail ourselves of the potential benefits, insights and efficiencies resulting from these technologies. For example, our employees can utilize internal generative
AI-powered
applications to help summarize, search or translate documents or gather information on a wide variety of topics. However, these technologies also present a number of potential risks that cannot be fully mitigated. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI Technologies is incomplete, inadequate or biased in some way, the performance of our products, services, and businesses could suffer. Data in models that AI Technologies utilize are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of AI Technologies and adversely impact us and our operations to the extent we rely on the work product of such AI Technologies in such operations. The volume and reliance on data and algorithms also make AI Technologies, and in turn us and our portfolio companies and investments, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We, our funds, our portfolio companies and our funds’ investments could be exposed to risks to the extent third-party
service providers, or any counterparties use AI Technologies in their business activities. There is also a risk that AI Technologies may be misused or misappropriated by our employees and/or third parties engaged by us. For example, a user may input confidential information, including material non-public
information or personal identifiable information, into AI Technology applications, resulting in such information becoming part of a dataset that is accessible by third-party
AI Technology applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. In addition, we may not be able to control how third-party
AI Technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. We may be subject to legal and regulatory investigations and/or actions related to our use of AI Technologies, including as related to alleged misuse or misappropriation of our data. This could also have an adverse impact on our reputation. We may also communicate externally regarding AI
Technology-related
initiatives, including our development and use of AI Technologies, which subjects us to the risk of being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of AI Technology.
Regulations related to AI Technologies may also impose on us certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, in 2024, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI Technologies and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should we fail to comply.

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
The financial services industry in recent years has been the subject of heightened scrutiny, and the SEC has specifically focused on private equity and the private funds industry. In that connection, in recent years the SEC’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities, investor side letter terms, consistency of firms’ practices with disclosures, handling of material non-public
information and insider trading, disclosures of investment risk, conflicts of interest, adherence to notice, consent and other contractual requirements regarding limited partnership advisory committees, fiduciary standards of conduct, financial technologies, and compliance with the SEC’s recently adopted rules, including those referenced herein.
In recent years, the SEC has proposed, and in some instances, adopted, a number of rules related to private funds and private fund advisors that impact our business and operations. For example, the SEC (in May 2023) and the SEC and CFTC jointly (in February 2024) adopted changes to Form PF, a confidential form relating to reporting by private fund advisers and intended to be used by the Financial Stability Oversight Counsel (“FSOC”) for systemic risk oversight purposes, that expand existing reporting obligations. Such increased obligations may increase our costs, including if we are required to spend more time, hire additional personnel, or buy new technology to comply effectively.
The SEC has also proposed several other rules that may impact our operations. For example, an October 2022 SEC proposal would, if adopted, impose substantial obligations on registered investment advisers to conduct initial due diligence and ongoing monitoring of a broad universe of service providers that we may use in our investment advisory business. If adopted, these new rules could significantly increase compliance burdens and associated regulatory costs and complexity for us and enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of regulatory sanctions. Moreover, in February 2023, the SEC proposed extensive amendments to the custody rule for
SEC-registered
investment advisers which would apply to all assets of an advisory client, including real estate and other assets that generally are not considered securities under the federal securities laws. If adopted, the amendments would require, among other things, that qualified custodians maintain possession of and control of assets of advisory clients and participate in or effectuate any changes of such assets’ beneficial ownership. There is a lack of clarity as to whether all assets held by Blackstone’s advisory clients can be custodied in a manner that satisfies the proposed rule or whether existing qualified custodians will provide custodial services for such assets at a reasonable cost or at all. If adopted, these amendments could expose our registered investment advisers to additional regulatory liability, increase compliance costs and impose limitations on our investing activities. Whether such proposed rules will ultimately be adopted, or, if adopted, what the full extent of their impact would be is unclear. The general anticipation is that, if adopted, these proposed rules will increase regulatory and compliance costs, place burdens on our resources, including the time and attention of our personnel, and heighten the risk of regulatory action.

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
We are subject to increasing scrutiny from regulators, elected officials, stockholders, investors and other stakeholders with respect to sustainability matters, which may adversely impact our ability to raise capital from certain investors, constrain capital deployment opportunities for our funds and harm our brand and reputation.
We, our funds and their portfolio companies are subject to increasing scrutiny from regulators, elected officials, stockholders, investors and other stakeholders with respect to sustainability matters. In recent years, alternative asset managers have become subject to competing demands from different investors and other stakeholder groups with divergent views on sustainability matters, including the role of such matters in the investment process. Certain investors, including public pension funds, have placed increasing importance on the impacts of investments made by the private funds to which they commit capital, including with respect to climate change, among other aspects of sustainability. At times, investors, including public pension funds, have limited participation in certain investment opportunities, such as hydrocarbons, and/or conditioned future capital commitments to certain funds on the implementation of screens or other sector-specific
investment guidelines. Conversely, certain investors have raised concerns as to whether the incorporation of sustainability factors in the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize return for investors, or may result in the subordination of the interests of investors based solely or in part on sustainability considerations. Investors, including public pension funds, which represent a significant portion of our funds’ investor bases, may decide to withdraw previously committed capital (where such withdrawal is permitted) or not commit capital to future fundraises based on their assessment of how we approach and consider the sustainability cost of investments and whether the return-driven
objectives of our funds align with their sustainability priorities. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage sustainability-related
expectations across the varied interests of our stakeholders, including existing or potential investors, our ability to access and deploy capital may be adversely impacted. In addition, a failure to successfully manage sustainability-related
expectations may negatively impact our reputation and erode stakeholder trust.
Certain investors also have begun to request or require data from their asset managers and/or use third-party
benchmarks and ratings to allow them to monitor the sustainability impact of their investments. Regulatory initiatives to require investors to make disclosures to their stakeholders regarding sustainability matters have become increasingly common in certain jurisdictions, which may further increase the number and type of investors who place importance on these issues and who demand certain types of reporting from us or our funds. In addition, government authorities of certain U.S. states have requested information from and scrutinized certain asset managers with respect to whether such managers have adopted sustainability policies that would restrict such asset managers from investing in certain industries or sectors, such as conventional energy. These authorities have indicated that such asset managers may lose opportunities to manage money belonging to these states and their pension funds to the extent the asset managers boycott certain industries. This may impair our ability to access capital from certain investors, and we may in turn not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely impact our revenues.
There has been increased regulatory focus on
sustainability-related
practices by investment managers and the accuracy of statements made regarding such practices, including whether such statements are inaccurate or misleading, either because they overstate (often referred to as “greenwashing”) or understate the extent to which such investment managers are engaging in sustainability-related
practices. The SEC has commenced enforcement actions against several investment advisers relating to sustainability disclosures and policies and procedures failures. Any perception or accusation that we are overstating, or, conversely, understating our engagement in sustainability-related
practices could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new investors. Outside of the United States, the European regulatory environment for alternative investment fund managers and financial services firms continues to evolve and increase in complexity, making compliance more costly and time-consuming.
See “—Climate change, climate and
sustainability-related
regulation and sustainability concerns could adversely affect our business and the operations of our funds’ portfolio companies, and any actions we take or fail to take in response to such matters could damage our reputation.”
We may also communicate certain initiatives regarding environmental, human capital management, and other sustainability-related
matters in our SEC filings or in other disclosures by us or our funds. These initiatives could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may not be able to accomplish them within the timelines we announce or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives based on cost, timing or other considerations.
Furthermore, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our or our funds’
sustainability-related
policies, practices and initiatives (and progress on those initiatives), which disclosure may be based on frameworks and standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, or for any revisions to these initiatives. Further, as part of our sustainability practices, we rely from time to time on third-party
data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’
sustainability-related
data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress on a timely basis, or at all, we may be subject to enforcement action and our reputation could be adversely affected, particularly if in connection with such matters we were to be accused of greenwashing.
Climate change, climate and
sustainability-related
regulation and sustainability concerns could adversely affect our businesses and the operations of our funds’ portfolio companies, and any actions we take or fail to take in response to such matters could damage our reputation.
We, our funds and our funds’ portfolio companies face risks associated with climate change including risks related to the impact of climate-
and
sustainability-related
legislation and regulation (both domestically and internationally), risks related to business trends related to climate change and technology (such as the process of transitioning to a lower-carbon
economy), and risks stemming from the physical impacts of climate change.
Climate and
sustainability-related
regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us, our funds and our funds’ portfolio companies and materially increase the regulatory burden and cost of compliance. For example, in recent years the EU has adopted the Corporate Sustainability Reporting Directive (“CSRD”), the Sustainable Finance Disclosure Regulation (“SFDR”)

and its corresponding Taxonomy Regulation, and the Corporate Sustainability Due Diligence Directive (“CSDDD”), while the U.K. has published final rules for its Sustainability Disclosure Requirements and investment labels regime (“SDR”). In June 2024, BELL began reporting certain
U.K.-law
required
climate-related
financial information in line with the Task Force on
Climate-Related
Financial Disclosure’s recommendations. Several U.S. states are also at various stages of seeking to regulate climate-related disclosures. For example, California has enacted, and legislators in New York have introduced, climate disclosure laws that could require us to report on, among other matters, greenhouse gas emissions and climate-related risks. These frameworks have detailed disclosure requirements that would impact us and/or certain of our funds and may conflict with certain of our other regulatory obligations, such as limitations on general solicitation for private funds. As a consequence, we may be unable to fully comply with some requirements of these new regimes, which could result in regulatory actions against us. In addition, the current U.S. Presidential administration or the U.S. Congress may seek to modify policies or regulations of the prior administration, including limitations on coal and gas electric generation, mining and/or exploration, as well as various tax incentives under the Inflation Reduction Act intended to spur clean energy investment. While certain of our funds’ portfolio companies and investments may benefit from such policies, certain other portfolio companies and investments focused on renewables or other forms of “green energy” may be adversely impacted.
Moreover, collecting, measuring and reporting the information and metrics required under various existing regulations has imposed administrative burden and increased cost on us. Such burden and cost are likely to increase if new or proposed regulations are enacted, particularly if the requirements imposed on us by various regulations lack harmonization on a global basis. We may also communicate certain climate-related
initiatives, commitments and goals in our SEC filings or in other disclosures, which subjects us to additional risks, including the risk of being accused of greenwashing.
Certain of our funds’ portfolio companies operate in sectors that could face transition risk. For certain of our funds’ portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies, which could negatively impact the value of such companies and the returns in our funds. For example, significant chronic or acute physical effects of climate change, including extreme weather events such as hurricanes, floods, or wildfires, can have an adverse impact on certain of our funds’ portfolio companies and investments, especially our real asset investments and portfolio companies that rely on physical factories, plants, stores or other assets located in the affected areas, or that focus on tourism or recreational travel. As the effects of climate change increase, we expect the frequency and impact of weather-
and
climate-related
events and conditions to increase as well.
In addition, our reputation and fundraising may be harmed if certain stakeholders, such as our limited partners or stockholders, believe that we are not adequately or appropriately responding to climate change or, conversely, are focusing on climate change in a way that is inconsistent with our fiduciary duty obligations, including through the way in which we operate our business, the composition of our funds’ existing portfolios, the new investments made by our funds, or the decisions we make to continue to conduct or change our activities in response to climate change considerations. Moreover, we face business trends related to climate change risks, such as, for example, the increased attention to sustainability considerations by our fund investors, including in connection with their determination of whether to invest in our funds. See “—We are subject to increasing scrutiny from regulators, elected officials, stockholders, investors and other stakeholders with respect to sustainability matters, which may adversely impact our ability to raise capital from certain investors, constrain capital deployment opportunities for our funds and harm our brand and reputation.”

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
Act”), enacted in July 2010, imposed significant changes on almost every aspect of the U.S. financial services industry, including aspects of our business. The
Dodd-Frank
Act created the FSOC, an interagency body charged with identifying and monitoring systemic risk to financial markets. The FSOC can designate certain financial companies as nonbank financial companies subject to supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). If we were to be designated as such by the FSOC, or if any of our business activities were to be identified by the FSOC as warranting enhanced regulation or supervision by certain regulators, we could be subject to a materially greater regulatory burden. This could adversely impact our compliance and other costs, the implementation of certain of our investment strategies and our profitability. Under the
Dodd-Frank
Act, whistleblowers who voluntarily provide original information to the SEC can receive compensation and protection, including payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower.
Whistleblower claims have increased significantly since the enactment of these provisions and in the 2023 fiscal year the SEC awarded approximately $600 million to 68 individuals. Addressing such claims could generate significant expenses and take up significant management time for us and our funds’ portfolio companies, even if such claims are frivolous or without merit.
Rule
206(4)-5
under the Advisers Act regulates “pay to play” practices by investment advisers involving campaign contributions and other payments to elected state and local officials who have the ability to, directly or indirectly, influence the hiring of an investment adviser by a government entity. The rule prohibits investment advisers from providing advisory services for compensation to a government plan investor for two years, subject to limited exceptions, after the investment adviser, its senior executives or certain other “covered associates” make a disqualifying political contribution or payment to any such government official. There have also been similar rules on at the state level. Any failure on our part to comply with such rules could result in enforcement action, expose us to significant penalties and reputational damage and disqualify us from relying on private offering securities exemptions pursuant to which we raise a material portion of our investor capital.
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

The potential for governmental policy and/or legislative changes and regulatory reform may create regulatory uncertainty for our investment strategies, may make it more difficult to operate our business, and may adversely affect the profitability of our funds’ portfolio companies.
Governmental policy and/or legislative changes and regulatory reform could make it more difficult for us to operate our business, including by impeding fundraising or making certain investments or investment strategies unattractive or less profitable. In addition, our ability to identify business and other risks associated with new investments depends in part on our ability to anticipate and accurately assess regulatory, legislative and other changes that may have a material impact on our funds’ investments. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on the returns generated from our funds’ investments and our revenues.
In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. administration and at the SEC and certain other regulatory bodies, policy changes could impose additional costs on us or our funds’ investments, require significant attention of senior management or result in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. Presidential administration and newly-appointed
senior officials at the SEC and other federal agencies will pursue these or other policy changes. Such changes or reforms may include, without limitation:

•
There has been recurring consideration amongst regulators and intergovernmental institutions regarding the role of nonbank institutions in providing credit and, particularly, so-called
“shadow banking,” a term generally taken to refer to financial intermediation involving entities and activities outside the regulated banking system. Federal regulatory bodies, such as the FSOC, and international organizations, such as the Financial Stability Board, regularly assess financial stability-related risks associated with, among other things, nonbank lending and certain types of open-end
funds. At this time, whether any rules or regulations related thereto will be proposed is unclear. If nonbank financial intermediation became subject to regulations or oversight standards similar to those applicable to traditional banks, certain of our business activities, including nonbank lending, would be adversely affected and the regulatory burden on us would materially increase, which could adversely impact the implementation of our investment strategy and our returns.

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
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral
trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. Presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. While the U.S. has reached an agreement with each of Canada and Mexico to delay the imposition of such tariffs until early March 2025, the administration has indicated intent to reinstate them. Tariffs on goods imported from China took effect in February 2025, and the administration has stated plans to increase such tariffs further. Tariffs on goods imported from China, and to the extent reinstated, from Canada and Mexico could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies. This could materially adversely affect the revenues and profitability of select companies whose businesses rely on goods imported from countries that are subject to significant tariffs. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies in respect of other jurisdictions could also have a similar adverse impact.
The U.S. has also implemented a number of economic sanctions programs and export controls that specifically target Chinese entities and nationals on national security grounds, including, for example, with respect to China’s response to political demonstrations in Hong Kong and China’s conduct concerning the treatment of Uyghurs and other ethnic minorities in its Xinjiang province. Moreover, the U.S. has implemented additional sanctions against entities participating in China’s military industrial complex and providing support to the country’s military, intelligence, and surveillance apparatuses. These sanctions impose certain restrictions on U.S. persons and entities buying or selling publicly traded securities of these designated entities. Further escalation of the “trade war” between the U.S. and China, the countries’ inability to reach further trade agreements, or the continued use of reciprocal sanctions by each country, may negatively impact opportunities for investment as well as the rate of global growth, particularly in China, which has and continues to exhibit signs of slowing growth. Such slowing growth could adversely affect the revenues and profitability of our funds’ portfolio companies.
There is uncertainty as to further actions that may be taken under the current U.S. Presidential administration with respect to U.S. trade policy, including with respect to the proposed tariffs on goods from Canada and Mexico. See “—Laws and regulations on foreign direct investment applicable to us and our funds’ portfolio companies, both within and outside the U.S, may make it more difficult for us to deploy capital in certain jurisdictions or to sell assets to certain buyers.”

Our provision of products and services to insurance companies subjects us to a variety of risks and uncertainties.
We have increasingly undertaken initiatives to deliver to insurance companies customizable and diversified portfolios of Blackstone products and strategies across asset classes, including investment grade and non-investment
grade credit, with a focus on corporate, asset based and private credit. Our insurance initiatives include partial or full management of insurance companies’ general account or reinsurance assets. This strategy has in recent years contributed to meaningful growth in our Assets Under Management, including in Perpetual Capital Assets Under Management. BXCI’s insurance platform currently manages assets for a number of insurance companies and certain of their respective affiliates pursuant to several investment management agreements. Our insurance platform also manages or sub-manages
assets for certain
insurance-dedicated
funds and special purpose vehicles, and has developed, and may continue to develop, other capital-efficient
products for insurance companies.
The continued success of our insurance platform will depend in large part on further developing investment partnerships with insurance company clients and maintaining existing asset management arrangements, including those described above. If we fail to deliver or originate high-quality,
high-performing
products, strategies or assets that help our insurance company clients meet long-term
policyholder obligations, we may not be successful in retaining existing investment partnerships, developing new investment partnerships or originating or selling capital-efficient
assets or products. Such failure may have a material adverse effect on our business, results and financial condition.
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
Recently, insurance regulatory authorities and regulatory support organizations have increased scrutiny of private equity’s involvement in the insurance industry, including with respect to the ownership by such managers or their affiliated funds of, and the management of assets on behalf of, insurance companies. For example, insurance regulators, including the National Association of Insurance Commissioners (“NAIC”), the U.S.
standard-setting
and regulatory support organization for the insurance industry, have increasingly focused on the terms and structure of investment management agreements. This has included focus on whether such agreements are at arms’ length, establish a control relationship with the insurance company, grant the asset manager excessive authority or oversight over the investment strategy of the insurance company or provide for management fees that are not fair and reasonable or termination provisions that make it difficult or costly for the insurer to terminate the agreement.
Non-U.S.
regulators (including in Europe, Asia-Pacific, Bermuda and the Cayman Islands, among others) and the International Association of Insurance Supervisors, an international insurance standard-setting organization comprised of over 200 jurisdictions, have similarly focused on each of these topics.

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
New statutory accounting guidance or changes or clarifications in interpretations of existing guidance may adversely impact our ability to originate, or invest in, appropriate assets on behalf of our insurance company clients or cause our clients to increase their required capital in respect of such assets, thus making such assets less attractive to insurers, which may adversely affect our business. Certain proposals or exposure drafts released by insurance regulatory authorities, including the NAIC or the SVO, may result in changes to the risk-based
capital treatment and/or ratings or
re-ratings
processes of certain assets or investments that are, or may be, held by our insurance company clients. For example, in 2024, the NAIC increased the applicable capital charge of residual tranches or equity securities of asset-based
securitizations from 30% to 45% in respect of life insurers. This increase in the applicable RBC charge of such assets could potentially make such assets or investments less attractive to insurers and limit our ability to originate, or invest in, such assets on behalf of insurers.
We rely on complex exemptions from statutes in conducting our asset management activities.
We regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the 1940 Act, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. These exemptions may become unavailable to us for a variety of reasons, including, for example, if we or certain “covered persons” were to become the subject of a criminal, regulatory or court order or other “disqualifying event” under Rule 506 of Regulation D under the Securities Act that were not otherwise waived. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third-party
claims and our business could be materially and adversely affected.

Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.
Similar to the United States, our business and operations in the jurisdictions outside the United States, in particular Europe, are subject to extensive laws and regulation. Governmental regulators and other authorities in Europe have proposed or implemented a number of initiatives, rules and regulations that could adversely affect our business, including by imposing additional compliance and administrative burdens and increasing the costs of doing business in such jurisdictions. Increasingly, the rules and regulations in the financial sector in Europe are becoming more prescriptive. Rules and regulations in other jurisdictions are often informed by key features of U.S. and European rules and regulations and, as a result, our businesses in all jurisdictions, including across Asia, may become subject to increased regulation in the future.
In Europe, the EU Alternative Investment Fund Managers Directive (“AIFMD”) establishes a regulatory regime for alternative investment fund managers (“AIFMs”), including our AIFMs in Luxembourg and Ireland. The U.K. has
“on-shored”
AIFMD and therefore similar requirements continue to apply to funds marketed to U.K. investors. Changes to AIFMD, most of which will come into effect in 2026, have been adopted in the EU. These changes increase the compliance burdens on certain of our funds and require them to make changes to their operations, including, among other things, in respect of their use of leverage, which could impact the returns of such funds. In addition, the changes may restrict certain of our AIFs from marketing in EEA jurisdictions via national private placement regimes, which may impact our ability to raise capital from EEA investors.
The EU regulation on
over-the-counter
(“OTC”) derivative transactions, central counterparties and trade repositories (“EMIR”) requires mandatory clearing of certain OTC derivatives through central counterparties, creates additional risk mitigation requirements (including, in particular, margining requirements) in respect of certain OTC derivative transactions that are not cleared by a central counterparty, and imposes reporting and recordkeeping requirements in respect of most derivative transactions. In addition, the EU regulation on transparency of securities financing transactions (“SFTR”) requires certain mandatory reporting and disclosure in connection with certain securities financing transactions and total return swaps. Furthermore, the EU Central Securities Depositories Regulation (“CSDR”) provides for an
EU-wide
framework with respect to securities settlement and central securities depository and settlement services. Each of the aforementioned regulations is likely to increase the operational burden and costs associated with certain of our and our funds’ operations.
Further, in the EU, the Markets in Financial Instruments Directive 2014 (2014/65/EU) (“MiFID II”), which has also been on-shored
in the U.K., requires us to comply with disclosure, transparency, reporting and record keeping obligations and enhanced obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. Compliance with MiFID II has resulted in greater overall complexity, higher compliance and administration and operational costs and less overall flexibility for us. This includes increased regulatory capital and liquidity adequacy requirements for certain of our entities licensed under MiFID, as well as remuneration requirements of certain senior staff. Additional regulation around remuneration may make it harder for us to attract and retain talent, compared to competitors not subject to the same rules. Enhanced internal governance, disclosure and reporting requirements increase the costs of compliance.
Certain regulatory requirements in the EU and U.K. intended to enhance protection for retail investors and impose additional obligations on the distribution of certain products to retail investors may lead to increased costs and limit our ability to access capital from retail investors in certain jurisdictions. These include EU and U.K. rules requiring that retail investors in packaged retail investment and insurance products receive key information documents and U.K. rules enhancing duties related to distribution of financial products to retail investors. Furthermore, in May 2023, the European Commission announced its Retail Investment Strategy, which could result in new regulation that could impact our ability to offer our funds to retail investors in the EU. Data protection authorities have significant audit and investigatory powers to probe how personal data is being used and processed and breaches of these regulations can lead to significant fines, regulatory action and reputational risk. See “—

Rapidly developing and changing global data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.” European regulators, including the U.K. FCA and CSSF in Luxembourg are increasing their attention on greenwashing and rapidly developing and implementing regimes focused on sustainability within the financial services sector, which could adversely affect our business and the operations of our funds’ portfolio companies in various ways. See “— Climate change, climate and sustainability-related
regulation and sustainability concerns could adversely affect our business and the operations of our funds’ portfolio companies, and any actions we take or fail to take in response to such matters could damage our reputation.”
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
In August 2023, an executive order established an outbound investment screening regime (the “Outbound Order”), which was intended to regulate or prohibit certain investments by U.S. persons in advanced technology sectors in jurisdictions that may be designated as a “country of concern.” In January 2025, the current U.S. Presidential administration signed an Annex to the Outbound Order that identified China, along with the Special Administrative Regions of Hong Kong and Macau, as a “country of concern.” Similarly, in February 2025, the U.S. Presidential administration issued a memorandum to various regulatory agencies regarding enhanced restrictions on outbound investments into China, as well as on Chinese investments into the U.S. These actions could negatively impact our ability to raise capital from and deploy capital in such jurisdictions, including if the administration seeks to expand such limitations to apply to a broader range of activities. Further, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons. These laws may also impact the ability of certain
non-U.S.
limited partners to participate in certain of our investment strategies.
Our funds’ investments outside of the United States may face delays, limitations, or restrictions as a result of notifications made under and/or compliance with these legal regimes and rapidly changing agency practices. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for us to identify suitable buyers for investments upon exit and may constrain the universe of exit opportunities for an investment in a portfolio company. As a result of such regimes, we may incur significant delays and costs, be altogether prohibited from making a particular investment or impede or restrict syndication or sale of certain assets to certain buyers, all of which could adversely affect the performance of our funds and in turn, materially reduce our revenues and cash flow. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our funds’ portfolio companies to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
We are subject to substantial risk of litigation and regulatory proceedings and may face significant liabilities and damage to our reputation as a result of allegations of improper conduct and negative publicity.
From time to time we, our funds and our funds’ portfolio companies have been and may be subject to litigation, including securities class action lawsuits by stockholders, as well as class action lawsuits that challenge our acquisition transactions and/or attempt to enjoin them. For a discussion of certain legal proceedings to which we are a party, see “Part II. Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 18. Commitments and Contingencies
-
Contingencies
-
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
In addition, to the extent investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our senior managing directors or our affiliates under the federal securities law and/or state law. While the general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity does not extend to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct. The activities of our capital markets services business may also subject us to the risk of liabilities to our clients and third parties, including our clients’ stockholders, under securities or other laws in connection with transactions in which we participate. See “—Underwriting activities by our capital markets services business expose us to risks.” We depend to a large extent on our business relationships and our reputation for integrity and high-caliber
professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations by private actors, regulators, or employees of improper conduct by us, even if unfounded, as well as negative publicity and press speculation about us, may harm our reputation. This could adversely impact our relationships with clients and our fundraising. In recent years, there has been increased activity on the part of certain activist and other organized groups, with respect to investments made by private funds. Such groups have at times contacted and otherwise sought to engage with government and regulatory bodies and fund investors, including public pension funds, on our funds’ investments, which has led to negative publicity that could harm our reputation. The pervasiveness of social media and public focus on the externalities of business activities could lead to wider dissemination of adverse or inaccurate information about us, making remediation more difficult and magnifying reputational risk.

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
We are subject to U.S. and foreign
anti-corruption
and
anti-bribery
laws, including the U.S. Foreign Corrupt Practices Act, as amended (“FCPA”), as well as anti-money
laundering laws. Any determination that we have violated the FCPA, the EU and U.K.
anti-money
laundering regimes, the U.K.
anti-bribery
laws or other applicable
anti-corruption,
anti-bribery,
or
anti-money
laundering laws could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence. Any one of these could adversely affect our business prospects, financial position or the price of our common stock. Although the current U.S. President administration has signed an executive order to pause, subject to certain exceptions, the initiation of new investigations and enforcement actions under the FCPA, such laws have attracted significant regulatory focus in recent years, including outside of the U.S. For example, the SEC will be responsible for examining investment advisers’ compliance with a U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) rule currently scheduled to go into effect January 2026, that requires registered investment adviser and exempt reporting advisers to, among other measures, adopt an anti-money
laundering and countering the financing of terrorism (“AML/CFT”) program, file certain reports with FinCEN and to maintain records related to such activities. The application of these rules would impose significant compliance costs on us. The EU and the U.K. are similarly revising their respective anti-money
laundering regimes. The EU’s revised
anti-money
laundering regime is expected to come into effect as early as June 2026 and the U.K. has also significantly expanded the reach of its anti-bribery
laws. While we have policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and anti-money
laundering and other applicable laws, such policies and procedures may not be effective in all instances to prevent violations. In addition, in light of the executive order to pause initiation of new FCPA investigations and enforcement actions in the U.S., other asset managers, particularly those who, unlike us, are not subject to the anti-corruption laws of a jurisdiction outside of the United States, may implement changes to their FCPA or anti-money laundering policies that would provide such managers access to investment opportunities that may not be available to us because of our current policies and procedures.
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
anti-discrimination
or other legal and regulatory requirements, could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct and securities litigation, and could also cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of the investments by our funds in such portfolio companies. Losses to our funds and us could also result from misconduct or other actions by service providers, such as administrators, consultants or other advisors, if such service providers improperly use or disclose confidential information, misappropriate funds, or violate legal or regulatory obligations. Moreover, we may face an increased risk of such misconduct to the extent our funds’ investment in
non-U.S.
markets, particularly emerging markets, increases.

Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay Performance Allocations previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow would decline because the value of our assets under management would decrease, which would result in a reduction in management fees, and our investment returns would decrease, resulting in a reduction in the Performance Revenues we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Furthermore, if a carry fund does not achieve certain investment returns over its life as a result of poor performance of later investments, we will be obligated to repay the excess Performance Allocations that were previously distributed to us above the amount to which the relevant general partner is ultimately entitled. Similarly, certain of our vehicles’ terms require an offset of Performance Revenues related to past performance, often referred to as a “recoupment of loss carryforward.” If a recoupment of loss carryforward is triggered, including as a result of a meaningful decline in the vehicle’s revenues following a period of strong performance, such offset would serve to reduce the amount of future Performance Revenues to which we would be entitled in such vehicle. In the event that the offset is insufficient for the vehicle to fully recoup such loss carryforward, we may be required to make a cash payment after a certain period.
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
Furthermore, our organizational documents do not limit our ability to enter into new lines or business, and, from time to time, we may pursue new or different investment strategies and expand into geographic markets and businesses that may not perform as expected and result in poor performance by us and our investment funds. In addition to the risk of poor performance, such activity may subject us to a number of risks and uncertainties, including risks associated with (a) the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (b) the diversion of management’s attention from our core businesses, (c) known or unknown contingent liabilities, which could result in unforeseen losses for us and our funds, (d) the disruption of ongoing businesses, (e) the ability to properly manage conflicts of interest and (f) compliance with additional regulatory requirements.
Our equity investments and some of our debt investments rank junior to investments made by others, exposing us to a greater risk of losing our fund’s investment.
In many cases, the companies in which our funds invest will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our fund’s investment. By their terms, such instruments may provide that their holders are entitled to receive payments of distributions, interest or principal on or before the dates on which payments are to be made in respect of our fund’s investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our fund’s investment would typically be entitled to receive payment in full before distributions could be made in respect of our fund’s investment. In addition, debt investments made by our funds in our portfolio companies may be equitably subordinated to the debt investments made by third parties in our portfolio companies. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our fund’s investment. To the extent any assets remain, holders of claims that rank equally with our fund’s investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Under such circumstances, the ability of our funds to influence a company’s affairs and to take actions to protect their investments during periods of financial distress or following an insolvency may be limited, exposing them to a greater risk of losing their investment.
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

•	competition for investment opportunities continues to increase as a result of, among other things, the increased amount of capital invested in alternative investment funds,
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

•	newly established funds may generate lower returns during the period in which they initially deploy their capital, which may result in little or no carried interest due to performance hurdles and
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
Because of our various asset management businesses and our capital markets services business, we will be subject to a number of actual and potential conflicts of interest and subject to greater regulatory oversight and more legal and contractual restrictions than that to which we would otherwise be subject if we had just one line of business. To mitigate these conflicts and address regulatory, legal and contractual requirements across our various businesses, we have implemented certain policies and procedures (for example, information walls) that may reduce the positive synergies that we cultivate across these businesses for purposes of identifying and managing attractive investments. For example, we may come into possession of confidential or material non-public
information with respect to issuers in which we may be considering making an investment or issuers in which our affiliates may hold an interest; however, certain regulatory requirements and our policies and procedures require us to restrict access by certain personnel in our funds to such information. As a consequence of such policies and procedures, we may be precluded from providing such information or other ideas to our other businesses even where it might be of benefit to them.
Our failure to deal appropriately with conflicts of interest in our investment business could damage our reputation and adversely affect our businesses.
As we have expanded, and continue to expand, the number and scope of our businesses, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Investment manager conflicts of interest continue to be a significant area of focus for regulators and the media. Because of our size and the variety of businesses and investment strategies that we pursue, we may face a higher degree of scrutiny compared with investment managers that are smaller or focus on fewer asset classes. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused. Potential conflicts may arise with respect to allocation of investment opportunities among us, our funds and our affiliates, including to the extent that the fund documents do not mandate a specific investment allocation. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment or size and type of the investment, and ability to execute quickly among other factors. We may also decide to provide a co-investment
opportunity to certain investors in lieu of allocating more of that investment to our funds or vice-versa.
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
We may also cause different funds to invest in a single portfolio company, for example where the fund that made an initial investment no longer has capital available to invest. We may also cause different funds that we manage to purchase different classes of securities in the same portfolio company. For example, one of our CLO funds could acquire a debt security issued by the same company in which one of our private equity funds owns common equity securities. A direct conflict of interest could arise between the debt holders and the equity holders if such a company were to develop insolvency concerns, and we would have to carefully manage that conflict. A decision to acquire material non-public
information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action with respect to that company. Our affiliates or portfolio companies may be service providers or counterparties to our funds or portfolio companies and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or portfolio companies to purchase such services from our affiliates or portfolio companies rather than an unaffiliated service provider despite the fact that a third-party
service provider could potentially provide higher quality services or offer them at a lower cost. In addition, conflicts of interest may exist in the valuation of our funds’ investments, as well as the personal trading of employees and the allocation of fees and expenses among us, our funds and their portfolio companies, and our affiliates. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. A failure to appropriately deal with these, among other, conflicts, could negatively impact our reputation and ability to raise additional funds or result in potential litigation or regulatory action against us. Further, rules proposed or adopted by the SEC and other measures it takes to preclude or limit certain conflicts of interest may make it more difficult for our funds to pursue transactions that may otherwise be attractive to the fund and its investors, which may adversely impact fund performance.
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
Our fund documents typically do not mandate specific allocations with respect to co-investments.
The investment advisers of our funds may have an incentive to provide potential co-investment
opportunities to certain investors in lieu of others and/or in lieu of an allocation to our funds, including, for example, as part of an investor’s overall strategic relationship with us, or if such allocations are expected to generate relatively greater fees or Performance Allocations to us than would arise if such co-investment
opportunities were allocated otherwise. At the same time, we may have an incentive to offer co-investment
opportunities to our funds in lieu of (or to an extent that reduces the amount available to) coinvestors, particularly as we expand the number and type of private wealth products we offer.
As a general matter,
co-investors
may bear different fees and expenses than our funds. In certain instances, co-investment
arrangements may be structured through one or more of our investment vehicles, and in such circumstances co-investors
will generally bear the costs and expenses thereof. As a result, there may be conflicts of interest regarding the allocation of costs and expenses between co-investors
and investors in our funds. The terms of any such existing and future co-investment
vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment
vehicles. Such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such co-investment
vehicles. There can be no assurance that any conflicts of interest will be resolved in favor of any particular investment funds or investors (including any applicable co-investors).
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

The determination of fair value using these methodologies takes into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, comparable market transactions, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of subjective management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology or factors or derive a different value than such other sponsor on the same investment. In addition, the valuations of our private investments may at times differ significantly from the valuations of publicly traded companies in similar sectors or with similar business models.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values lower than the values at which investments have been reflected in prior fund net asset values would result in reduced gains or losses for the applicable fund, a decline in certain asset management fees and the reduction in potential Performance Revenues. Changes in values of investments from quarter to quarter may result in volatility in our investment funds’ net asset value, our funds’ investment in, or fees from, those funds and the results of operations and cash flow that we report from period to period. Further, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which would in turn result in difficulty in raising additional funds or redemptions from funds where investors hold redemption rights.
Our use of borrowings to finance our business exposes us to risks.
We use borrowings to finance our business operations as a public company. We have numerous outstanding notes with various maturity dates as well as other borrowings, including under the Revolving Credit Facility. As borrowings under the credit facility and our outstanding notes mature, we will be required to refinance or repay such borrowings. In order to do so, we may enter into a new facility, use asset based financing arrangements or issue new notes, each of which could result in higher borrowing costs. We may also issue equity, which would dilute existing stockholders. Further, we may choose to repay such borrowings using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, each of which could reduce the amount of cash available to facilitate the growth and expansion of our businesses, make repurchases under our share repurchase program and pay dividends to our stockholders, operating expenses and other obligations as they arise. In order to obtain new borrowings, or to extend or refinance existing borrowings, we are dependent on the willingness and ability of financial institutions such as global banks to extend credit to us on favorable terms or at all, and on our ability to access the debt and equity capital markets, which can be volatile. There is no guarantee that such financial institutions will continue to extend credit to us or that we will be able to access the capital markets to obtain new borrowings or refinance existing borrowings when they mature. In addition, the use of leverage to finance our business exposes us to the types of risk described in “— Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.”
We or our funds have and may in the future also enter into “margin loans” whereby we or our funds borrow money from a bank and pledge the equity of the underlying portfolio company or real estate asset as collateral for the loan. The use of margin borrowings results in certain additional risks to the borrower. For example, should the securities pledged to brokers to secure our margin borrowings decline in value, we or our funds could be subject to a “margin call,” pursuant to which we or our funds must either deposit additional funds or securities with the broker, or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden drop in the value of our assets, we or our funds might not be able to liquidate assets quickly enough to satisfy margin requirements. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity” for further information regarding our outstanding borrowings.
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
-
and the timing and magnitude of such losses may be accelerated or exacerbated
-
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
The due diligence process that we undertake in connection with investments by our funds may not reveal all facts and issues that may be relevant in connection with an investment.
When evaluating a potential business or asset for investment, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to such investment. When conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, credit risk, tax, accounting, sustainability, legal and regulatory and macroeconomic trends. With respect to sustainability, the nature and scope of our diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, human capital management, human rights, employee health and safety, accounting standards and bribery and corruption. Selecting and evaluating such factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by Blackstone or a third-party
specialist (if any) will reflect the policies or preferred practices of any particular investor or align with the practices of other asset managers or with market trends. The materiality of various risks and impact of such risks on an individual potential investment or portfolio as a whole depend on many factors, including the relevant industry, geography and asset class and the nature of the investment. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity and we may not identify or foresee future developments that could have a material adverse effect on an investment, including, for example, potential factors, such as technological disruption of a specific company or asset, or an entire industry.
Further, some matters covered by our diligence, such as sustainability, are continuously evolving and we may not accurately or fully anticipate such evolution. The framework we may use to evaluate certain diligence considerations may not represent a universally recognized standard for assessing such considerations. For example, AIFMD requires us to identify, measure, manage and monitor sustainability risks relevant to the funds managed by our EU AIFMs and take into account sustainability risks when performing investment due diligence. Such requirements may make our funds less attractive to investors, and any non-compliance
with such requirements may subject us to regulatory action. In addition, when conducting due diligence on investments, including with respect to investments made by our funds of hedge funds in third-party
hedge funds, we rely on the resources available to us and information supplied by third parties, including information provided by the target of the investment (or, in the case of investments in a third-party
hedge fund, information provided by such hedge fund or its service providers). The information we receive from third parties may not be accurate or complete and therefore we may not have all the relevant facts and information necessary to properly assess and monitor our funds’ investment.
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
Many of our investment funds invest in securities that are not publicly traded. In many cases, our investment funds may be prohibited by contract or by applicable securities laws from selling such securities for a period of time. Our investment funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration is available. The ability of many of our investment funds, particularly our private equity funds, to dispose of investments is heavily dependent on the public equity markets. For example, the ability to realize any value from an investment may depend upon the ability to complete an initial public offering of the portfolio company in which such investment is held. Even if the securities are publicly traded, large holdings of securities can often be disposed of only over a substantial length of time, exposing the investment returns to risks of downward movement in market prices during the intended disposition period. Moreover, because the investment strategy of many of our funds, particularly our private equity and real estate funds, often entails our having representation on our funds’ public portfolio company boards, our funds may be restricted in their ability to effect such sales during certain time periods. Accordingly, under certain conditions, our investment funds may be forced to either sell securities at lower prices than they had expected to realize or defer
-
potentially for a considerable period of time
-
sales that they had planned to make.
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

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another,
•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity,
•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation,
•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our funds’ investments,
•	a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance,
•	heightened exposure to corruption risk in certain non-U.S. markets,
•	political hostility to investments by foreign or private equity investors,
•	reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms,
•	more volatile or challenging market or economic conditions, including higher rates of inflation,
•	higher transaction costs,
•	difficulty in enforcing contractual obligations,
•	fewer investor protections and less publicly available information about companies,

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
In addition, investments in companies that are based outside of the United States may be negatively impacted by restrictions on international trade or the imposition of tariffs, which have been an area of focus for the current U.S. Presidential administration. See “— Trade negotiations and related government actions may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.”
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
Investments by our real estate funds will be subject to the risks inherent in the ownership and operation of real estate and real estate-related
businesses and assets. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, increases in interest rates and borrowing costs, fluctuations in the average occupancy and room rates for hotel properties, changes in demand for commercial office properties (including as a result of an increased prevalence of remote work), changes in the financial resources of tenants, defaults by borrowers or tenants, depressed travel activity, and the lack of availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related
businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy and supply shortages, natural disasters, climate change related risks (including climate-related
transition risks and acute and chronic physical risks), acts of god, terrorist attacks, war, pandemics or other severe public health events, such as
COVID-19,
and other events that are beyond our control, and various uninsured or uninsurable risks. Further, investments in real estate and real estate-related
businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws, rent control and other regulations impacting our residential real estate investments and changes to tax laws and regulations, including real property and income tax rates and the taxation of business entities and the deductibility of corporate interest expense. For example, we have seen an increasing focus toward rent regulation as a means to address residential affordability caused by undersupply of housing in certain markets in the U.S. and Europe, which may contribute to adverse operating performance in certain parts of our residential real estate portfolio, including by moderating rent growth in certain geographies and markets. In addition, to the extent our real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income
producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our funds, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

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
Ownership of real assets in our funds or vehicles may increase our risk of direct and/or indirect liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations (including climate change initiatives) or the environmental condition of an investment may create liabilities that did not exist at the time of acquisition. Even in cases where we are indemnified by a seller against liabilities arising out of violations of environmental laws and regulations, there can be no assurance as to the financial viability of the seller to satisfy such indemnities or our ability to achieve enforcement of such indemnities. See “—Climate change, climate and sustainability-related
regulation and sustainability concerns could adversely affect our businesses and the operations of our funds’ portfolio companies, and any actions we take or fail to take in response to such matters could damage our reputation.”
Investments by our funds in the power and energy industries involve various operational, construction, regulatory and market risks.
The development, operation and maintenance of power and energy generation facilities involves many risks, including, as applicable, labor issues, start-up
risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities and the dependence on a specific fuel source. Power and energy generation facilities in which our funds invest are also subject to risks associated with volatility in the price of fuel sources and the impact of unusual or adverse weather conditions or other natural events, such as droughts, wildfires or hurricanes, as well as the risk of performance below expected levels of output, efficiency or reliability. The occurrence of any such items could result in lost revenues and/or increased expenses. In turn, such developments could impair a portfolio company’s ability to repay its debt or conduct its operations. We may also choose or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.
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
The power and energy sectors are the subject of substantial and complex laws, rules and regulation by various federal and state regulatory agencies. Failure to comply with applicable laws, rules and regulations could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies. Each of these could result in additional costs to a portfolio company and adversely affect investment results. In addition, the increased scrutiny placed by regulators, elected officials and certain investors with respect to the incorporation of sustainability factors in the investment process and the impact of certain investments made by our energy funds has negatively impacted and is likely to continue to negatively impact our ability to exit certain of our conventional energy investments on favorable terms. The current U.S. Presidential administration and certain members of the U.S. Congress have expressed support for the repeal of subsidies provided to the clean energy sector by the Inflation Reduction Act of 2022. Conversely, legislative efforts by either party to overturn or modify policies or regulations enacted by the prior administration could adversely affect our certain investments, including our alternative energy investments. Additionally, certain investors have raised concerns as to whether the incorporation of sustainability factors in the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize returns for investors, which may result in such investors calling into question certain non-conventional
energy investments made by our energy funds.
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
Our funds’ investments in infrastructure assets may expose us to increased risks that are inherent in the ownership of real assets.
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

•
The management of the business or operations of an infrastructure asset may be contracted to a third-party
management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in our best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment’s financial condition or results of operations. Infrastructure investments may involve the subcontracting of design and construction activities in respect of projects, and as a result our funds’ investments are subject to the risks that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services which it has agreed to perform and the subcontractor becomes insolvent.

Infrastructure investments often involve an ongoing commitment to a municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes us to a higher level of regulatory control than typically imposed on other businesses and may require us to rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Such licenses, concessions, leases or contracts may also be terminated for convenience without adequate compensation. Further, many of our funds’ investments are in critical infrastructure sectors, such as transportation systems, energy and digital infrastructure, which are generally subject to heightened regulatory scrutiny at the time of investment and ongoing compliance requirements. Such requirements are likely to expand our compliance burdens, costs and enforcement risks.
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

Our funds’ investments in the life sciences industry may expose us to increased risks.
Investments by BXLS may expose us to increased risks. For example,

•
BXLS’s strategies include, among others, investments that are referred to as “corporate partnership” transactions. Corporate partnership transactions are risk-sharing
collaborations with biopharmaceutical and medical device partners on drug and medical device development programs and investments in royalty streams of pre-commercial
biopharmaceutical products. BXLS’s ability to source corporate partnership transactions has been, and will continue to be, in part dependent on the ability of special purpose development companies to identify, diligence, negotiate and in many cases, take the lead in executing the agreed development plans. Moreover, as such special purpose development companies are jointly owned by us or our affiliates and unaffiliated life sciences investors, we (and our funds) are not the sole beneficiaries of such sourcing strategies and capabilities of such special purpose development companies. In addition, payments to BXLS under such corporate partnerships (which can include future royalty or other milestone-based
payments) are often contingent upon the achievement of certain milestones, including approvals of the applicable product candidate and/or product sales thresholds, over which BXLS may not have the ability to exercise meaningful control.

•
Life sciences and healthcare companies are subject to extensive regulation by the U.S. Food and Drug Administration, similar foreign regulatory authorities and, to a lesser extent, other federal and state agencies. These companies are subject to the expense, delay and uncertainty of the product approval process, and there can be no guarantee that a particular product candidate will obtain regulatory approval. In addition, the current regulatory framework may change or additional regulations may arise at any stage during the product development phase of an investment, which may delay or prevent regulatory approval or impact applicable exclusivity periods. If a company in which our funds are invested is unable to obtain regulatory approval for a product candidate, or a product candidate in which our funds are invested does not obtain regulatory approval, in a timely fashion or at all, the value of our fund’s investment would be adversely impacted. In addition, in connection with certain corporate partnership transactions, our special purpose development companies will be contractually obligated to run clinical trials. Further, a clinical trial (including enrollment therein) or regulatory approval process for pharmaceuticals has and may in the future be delayed, otherwise hindered or abandoned as a result of epidemics (including
COVID-19),
which could have a negative impact on the ability of the investment to engage in trials or receive approvals, and thereby could adversely affect the performance of the investment. In the event such clinical trials do not comply with the complicated regulatory requirements applicable thereto, such special purpose development companies may be subject to regulatory actions.

•
Intellectual property often constitutes an important part of a life sciences company’s assets and competitive strengths, particularly for royalty monetization and corporate partnership transactions. To the extent such companies’ intellectual property positions with respect to products in which BXLS invests, whether through a royalty monetization or otherwise, are challenged, invalidated or circumvented, the value of BXLS’s investment or BXLS’ rights in a termination event may be impaired. The success of a life sciences investment depends in part on the ability of the biopharmaceutical or medical device companies in whose products BXLS invests to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of such products. The patent positions of such companies can be highly uncertain and often involve complex legal, scientific and factual questions.

•
The commercial success of products could be compromised if governmental or third-party
payers do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for such products. In both the U.S. and foreign markets, the successful sale of a life sciences company’s product depends on the ability to obtain and maintain adequate coverage and reimbursement from third-party
payers, including government healthcare programs and private insurance plans. Governments and third-party
payers continue to pursue aggressive initiatives to contain costs and manage drug utilization and are increasingly focused on the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates and narrower populations for whom the products in which BXLS invests will be reimbursed by third-party
payers. For example, in the U.S., federal legislation has passed that modifies coverage, reimbursement and pricing policies for certain products. Regulatory agencies have provided guidance on how they intend to implement certain components of the legislation. In addition, the Secretary of the Department of Health and Human Services has indicated the potential for substantial policy and personnel changes. In general, as regulatory agencies and others develop policies and continue to define and implement legislation, such policies and legislation may result in lower product prices, altered market dynamics, lower consumer demand for certain products, or the unavailability of adequate third-party
payer reimbursement to enable BXLS to realize an appropriate return on its investment.

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

•
Generally, the execution of
third-party
hedge funds’ investment strategies is subject to the sole discretion of the management company or the general partner of such funds. As a result, we do not have the ability to control the investment activities of such funds, including with respect to the selection of investment opportunities, any deviation from stated or expected investment strategy, the liquidation of positions and the use of leverage to finance the purchase of investments, each of which may impact our ability to generate a successful return on our fund’s investment in such underlying fund.

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
Risks Related to Our Organizational Structure
We are not required to comply with certain provisions of U.S. securities laws relating to proxy statements and certain related matters. This, coupled with the significant voting power of holders of our Series I preferred stock and Series II preferred stock, may limit the ability of holders of our common stock to influence our business.
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
Other matters that are required to be submitted to a vote of the holders of our common stock generally require the approval of a majority of the voting power of our outstanding shares of common stock and Series I preferred stock, voting together as a single class, including certain sales, exchanges or other dispositions of all or substantially all of our assets, a merger, consolidation or other business combination, certain amendments to our certificate of incorporation and the designation of a successor Series II Preferred Stockholder. Holders of our Series I preferred stock, as such, will collectively be entitled to a number of votes equal to the aggregate number of Blackstone Holdings Partnership Units held by the limited partners of the Blackstone Holdings Partnerships on the relevant record date and will vote together with holders of our common stock as a single class. As of February 21, 2025, Blackstone Partners L.L.C., an entity owned by the senior managing directors of Blackstone and controlled by Mr. Schwarzman, owned the only share of Series I preferred stock outstanding, representing approximately 38.5% of the total combined voting power of the common stock and Series I preferred stock, taken together.
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
Moreover, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act except in circumstances where a vote of holders of our common stock is required under our certificate of incorporation or Delaware law, such as a merger, business combination or sale of all or substantially all of our assets. In addition, we will generally not be subject to the
“say-on-pay”
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
of the Exchange Act.
As a result, the holders of our common stock may be limited in their ability to influence our business. See “—Potential conflicts of interest may arise among the Series II Preferred Stockholder and the holders of our common stock.”
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
Blackstone Group Management L.L.C., an entity owned by senior managing directors of Blackstone and controlled by Mr. Schwarzman, is the sole holder of the Series II Preferred stock. As a result, conflicts of interest may arise among the Series II Preferred Stockholder, on the one hand, and us and our holders of our common stock, on the other hand. The Series II Preferred Stockholder has the ability to influence our business and affairs through its ownership of Series II Preferred stock, the Series II Preferred Stockholder’s general ability to appoint our board of directors, and provisions under our certificate of incorporation requiring Series II Preferred Stockholder approval for certain corporate actions (in addition to approval by our board of directors). If the holders of our common stock are dissatisfied with the performance of our board of directors, they have no ability to remove any of our directors, with or without cause. In addition, our certificate of incorporation contains provisions stating that the Series II Preferred Stockholder is under no obligation to consider the separate interests of the other stockholders (including, without limitation, the tax consequences to such stockholders) in its decisions and shall not be liable to the other stockholders for damages for any losses, liabilities or benefits not derived by such stockholders in connection with such decisions.
Further, through its ability to elect our board of directors, the Series II Preferred Stockholder has the ability to indirectly influence the determination of the amount and timing of our funds’ investments and dispositions, cash expenditures, indebtedness, issuances of additional partnership interests, tax liabilities and amounts of reserves, each of which can affect the amount of cash that is available for distribution to holders of Blackstone Holdings Partnership Units.
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
As of December 31, 2024, we have $165.2 million of finite-lived intangible assets (in addition to $1.9 billion of goodwill), net of accumulated amortization. These finite-lived
intangible assets are from our initial public offering (“IPO”) and subsequent business acquisitions. We are amortizing these finite-lived
intangibles over their estimated useful lives, which range from three to twenty years, using the straight-line
method, with a
weighted-average
remaining amortization period of 5.3 years as of December 31, 2024. We also record non-cash
equity-based
compensation from grants made in the ordinary course of business and in connection with other business acquisitions. The amortization of these finite-lived
intangible assets and of this
non-cash
equity-based
compensation will increase our expenses during the relevant periods. These expenses may increase the net loss we record in certain periods or cause us to record a net loss in periods during which we would otherwise have recorded net income. A substantial and sustained decline in our share price could result in an impairment of intangible assets or goodwill leading to a further reduction in net income or increase to net loss in the relevant period.
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
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of common stock in the future at a time and at a price that we deem appropriate. We had a total of 729,415,925 shares of common stock outstanding as of February 21, 2025. Subject to the lock-up
restrictions described below, we may issue and sell in the future additional shares of common stock. Limited partners of Blackstone Holdings owned an aggregate of 439,589,683 Blackstone Holdings Partnership Units outstanding as of February 21, 2025. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than Blackstone Inc.’s wholly owned subsidiaries) so that these holders, subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of Blackstone Inc. common stock on a one-for-one
basis, subject to customary conversion rate adjustments for splits, unit distributions and reclassifications. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a share of common stock. The common stock we issue upon such exchanges would be “restricted securities,” as defined in Rule 144 under the Securities Act, unless we register such issuances. However, we have entered into a registration rights agreement with the limited partners of the Blackstone Holdings Partnerships that requires us to register these shares of common stock under the

Securities Act and we have filed registration statements that cover the delivery of common stock issued upon exchange of Blackstone Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Registration Rights Agreement.” While the partnership agreements of the Blackstone Holdings Partnerships and related agreements contractually restrict the ability of Blackstone personnel to transfer the Blackstone Holdings Partnership Units or Blackstone Inc. common stock they hold and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time.
As of February 21, 2025, we had granted 52,898,279 outstanding deferred restricted shares of common stock and 8,879,032 outstanding deferred restricted Blackstone Holdings Partnership Units to our non-senior
managing director professionals and senior managing directors under the Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). The aggregate number of shares of common stock and Blackstone Holdings Partnership Units (together, “Shares”) covered by our 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of Shares equal to the positive difference, if any, of (a) 15% of the aggregate number of Shares outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by Blackstone Inc. or its wholly owned subsidiaries) minus (b) the aggregate number of Shares covered by our 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of Shares covered by the plan by a lesser amount). An aggregate of 173,433,328 additional Shares were available for grant under our 2007 Equity Incentive Plan as of February 21, 2025. We have filed a registration statement and intend to file additional registration statements on Form
S-8
under the Securities Act to register common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form
S-8
registration statement will automatically become effective upon filing. Moreover, we have filed a registration statement on Form
S-3
under the Securities Act to register common stock, among other securities, for future offerings. Accordingly, common stock registered under such registration statement will be available for sale in the open market.
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
Cybersecurity Risk Management and Strategy
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect our systems, operations and the data entrusted to us by our investors, employees, portfolio companies and business partners from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
We test our cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, we conduct annual “white hat” penetration tests to validate our security posture. We examine our cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, we engage in cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test our cybersecurity incident response processes. Our Chief Security Officer (the “CSO”) and members of senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events we experience are reviewed, discussed and incorporated into our cybersecurity incident response processes, as appropriate.
In addition to our internal exercises to test aspects of our cybersecurity program, we periodically engage independent third parties to analyze data on the interactions of users of our information technology resources, including employees, and conduct penetration tests and scanning exercises to assess the performance of our cybersecurity systems and processes.
We have a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation of non-routine
suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Legal and Compliance.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to identify, track and treat cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Our CSO periodically discusses and reviews cybersecurity risks and related mitigants with our enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess the cybersecurity risks associated with the engagement of third-party
vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks.

In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing its requirements and industry best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.
For a discussion of how risks from cybersecurity threats affect our business, see “—Item 1A. Risk Factors — Risk Related to our Business — Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.” in this Annual Report on
Form 10-K.
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by our CSO, who works closely with our senior management, including our Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity program and strategy.
Our CSO and CTO have extensive experience in cybersecurity and technology, respectively. Our CSO is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. He has over 25 years of information security, technology and engineering experience, including having previously led the international security organization at a large credit bureau.
Our CTO is a Senior Managing Director and the head of BXTI. Our CTO has over 23 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Our CTO is responsible for all aspects of technology across Blackstone, advises our investment teams and acts as a resource to portfolio companies on technology-related matters.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of our cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of our information and systems.
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
Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2024, in addition to our offices in New York, we also leased offices in Hong Kong, London, Miami, New Jersey, San Francisco, Singapore, Tokyo and other cities around the world. We consider these facilities to be suitable and adequate for the management and operations of our business.

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
The number of holders of record of our common stock as of February 21, 2025 was 60. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. Blackstone Partners L.L.C. is the sole holder of the single share of Series I preferred stock outstanding and Blackstone Group Management L.L.C. is the sole holder of the single share of Series II preferred stock outstanding.
The following table sets forth the quarterly per share dividends earned for the periods indicated. Each quarter’s dividends are declared and paid in the following quarter.

	2024	2023
First Quarter	$0.83	$0.82
Second Quarter	0.82	0.79
Third Quarter	0.86	0.80
Fourth Quarter	1.44	0.94

	$3.95	$3.35

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
pro-rata
basis.
Because the publicly traded entity and/or its wholly owned subsidiaries must pay taxes and make payments under the tax receivable agreements described in “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17. Related Party Transactions,” the amounts ultimately paid as dividends by Blackstone Inc. to common stockholders in respect of each fiscal year are generally expected to be less, on a per share or per unit basis, than the amounts distributed by the Blackstone Holdings Partnerships to the Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships in respect of their Blackstone Holdings Partnership Units.
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
Share Repurchases in the Fourth Quarter of 2024
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Oct. 1 - Oct. 31, 2024	77,777	$169.32	77,777	$1,846,014
Nov. 1 - Nov. 30, 2024	186,576	$180.89	186,576	$1,812,265
Dec. 1 - Dec. 31, 2024	—	$—	—	$1,812,265

	264,353		264,353

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
The following discussion and analysis should be read in conjunction with Blackstone Inc.’s consolidated financial statements and the related notes included within this Annual Report on
Form 10-K.
For a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 99.1 of Blackstone’s Current Report on
Form 8-K
filed on November 25, 2024.
Our Business
Blackstone is the world’s largest alternative asset manager. Our business is organized into four segments: Real Estate, Private Equity, Credit & Insurance and Multi-Asset Investing. For more information about our business segments, see “Part I. Item 1. Business — Business Segments.”
We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies, and from capital markets services. We also invest in the funds we manage and we are entitled to a pro-rata
share of the income of the fund (a
“pro-rata
allocation”). In addition to a
pro-rata
allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”). In certain structures, we receive a contractual incentive fee from an investment vehicle based on achieving certain investment returns (an “Incentive Fee,” and together with Performance Allocations, “Performance Revenues”). The composition of our revenues will vary based on market conditions and the cyclicality of the different businesses in which we operate. Net investment gains and investment income generated by the Blackstone Funds are driven by the performance of the underlying investments as well as overall market conditions. Fair values are affected by changes in the fundamentals of our portfolio companies and other investments, the industries in which they operate, the overall economy and other market conditions.
Business Environment
Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.
Global markets experienced volatility in 2024, due to significant movement in Treasury yields, a strong U.S. Dollar, global geopolitical instability and macroeconomic uncertainty. The
10-year
Treasury yield increased 86 basis points from the beginning of 2024 to an intraday high of 4.74% in April, declined 114 basis points to an intraday low of 3.6% in September, and subsequently rose again to end the year at 4.57%. Short-term rates decreased in 2024 with three-month SOFR down 103 basis points to 4.31%. The U.S. Dollar appreciated against major currencies in the fourth quarter and full year, including the Pound Sterling, Euro, Canadian Dollar, and Indian Rupee.
Most major equity markets appreciated in the fourth quarter of 2024. The S&P 500 delivered a total return of 2.0% in the fourth quarter and 25.0% for the full year. All sectors gained during the year, led by the telecom sector, which rose 40.2%. In credit markets, the S&P leveraged loan index increased 9.0% in 2024 while the Credit Suisse high yield bond index rose 7.9%. High yield spreads tightened 57 basis points in 2024, while issuance increased 64% year-over-year. Base rates were volatile during the year. Equity market volatility increased, with the CBOE Volatility Index up 39% year-over-year. Oil prices were largely unchanged, with the price of West Texas Intermediate crude oil up 0.1% in 2024 to $71.72 per barrel. The Henry Hub Natural Gas spot price increased 45% year-over-year to $3.63.

The U.S. economy exhibited steady growth in 2024, underpinned by a healthy labor market and consumer spending. The advance estimate of U.S. real GDP for 2024 indicated growth of 2.8% year-over-year, in line with 2.9% growth recorded in 2023. Inflation decreased moderately over the course of 2024, with headline CPI decreasing from 3.1% year-over-year growth in January 2024 to 2.9% in December 2024, and Core CPI decreasing from 3.9% year-over-year growth in January 2024 to 3.2% year-over-year in December 2024. The Federal Reserve decreased the federal funds target range three times in 2024 to
4.25%-4.50%
by year end. The Federal Reserve held rates steady in January 2025, indicating its expectations for a slower pace of rate cuts moving forward. The U.S. unemployment rate was 4.1% in December 2024, but further decreased below forecasts to 4.0% in January 2025, suggesting a tightening labor market. Average hourly earnings increasing 4.1% year-over-year and 0.5% month-over-month in January 2025. Meanwhile, shelter cost inflation has decreased since the end of 2023, declining to 4.6% in December 2024 as compared to 6.2% the prior year. In manufacturing, the Institute for Supply Management Purchasing Managers’ Index increased to 49.2 in December 2024 compared to 46.9 in 2023.
Outside the U.S., several major economies demonstrated slower GDP growth and began loosening monetary policy after an extended period of tightening due to decreasing inflation. Eurozone real GDP declined to 2.4% annual growth in December 2024 from 2.9% in December 2023. Inflation in the Eurozone fell from 2.8% year-over-year growth in January 2024 to 2.4% at year end despite the European Central Bank lowering its deposit facility by 100 basis points during the year and an additional 25 basis points in February 2025. In China, real GDP grew 5.0% year-over-year in 2024, down from 5.4% in 2023 and below the average of the preceding ten years. In Japan, the advance estimate of real GDP indicated a contraction of 0.2% year-over-year in 2024, down from 1.5% growth in 2023.
Capital markets activity expanded moderately, with global initial public offering volumes up 4% and global announced merger and acquisition volumes up 12% compared to 2023; however, both metrics remain below prior peak levels.
During 2024, the U.S. made meaningful progress on inflation and maintained a healthy economy, which helped improve investor sentiment. Nonetheless, continued geopolitical turbulence, the potential for slower-than-anticipated interest rate decreases, and U.S. trade, immigration and other policy and regulatory changes are contributing to economic outlook uncertainty, including a potential economic slowdown.
Notable Transactions
On December 6, 2024, Blackstone, through its indirect subsidiary Blackstone Reg Finance Co. L.L.C., issued $750 million aggregate principal amount of 5.000% senior notes due December 6, 2034 pursuant to a Registration Statement on
Form S-3
(the “Registered 2034 Notes”).
For additional information see Note 12. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” and “— Liquidity and Capital Resources —Sources and Uses of Liquidity.”

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
Realized Performance Compensation reflects an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. In the year ended December 31, 2024, Realized Performance Compensation increased by an aggregate of $83.1 million and Fee Related Compensation decreased by a corresponding amount. In the year ended December 31, 2023, Realized Performance Compensation increased by an aggregate of $65.0 million and Fee Related Compensation decreased by a corresponding amount. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a neutral impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings in the years ended December 31, 2024 and December 31, 2023.

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
Other Operating Expenses is presented on a segment basis and is equal to General, Administrative and Other Expenses, adjusted to (a) remove transaction-related and non-recurring
items that arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring
gains, losses or other charges, if any, (b) remove certain expenses reimbursed by the Blackstone Funds which are netted against Management and Advisory Fees, Net in Blackstone’s segment presentation and (c) give effect to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.
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

Operating Metrics
The alternative asset management business is primarily based on managing third-party capital and does not require substantial capital investment to support rapid growth. Since our inception, we have developed and used various key operating metrics to assess and monitor the operating performance of our various alternative asset management businesses in order to monitor the effectiveness of our value creating strategies.
Total and
Fee-Earning
Assets Under Management
“Total Assets Under Management” refers to the invested and available capital in Blackstone-managed or advised vehicles (including, without limitation, investment funds and SMAs). The Total Assets Under Management attributable to an individual vehicle is dependent on the structure and investment strategy of such vehicle and accordingly, will vary from vehicle to vehicle. Total Assets Under Management generally equals the sum of the following across Blackstone-managed or advised vehicles, as applicable:

(a)
a vehicle’s invested capital at fair value which, as applicable, is measured as (1) total investments measured at fair value, or gross asset values, each of which may include the fair value of investments purchased with leverage under certain credit facilities, (2) net asset value, or (3) amount of debt and equity outstanding or aggregate par amount of assets, including principal cash for CLOs, and

(b)	a vehicle’s available capital, if any, which represents (1) uncalled commitments made by investors and (2) available borrowing capacity under certain credit facilities.
Uncalled commitments represent the capital we are entitled to call from investors pursuant to the terms of their respective capital commitments, including capital commitments to funds that have yet to commence their investment periods. Drawdown funds, perpetual capital vehicles, co-investment
vehicles, and SMAs can each be structured with a commitment from an investor that is called over time as opposed to fully funded upon subscription.
Assets may be raised in one vehicle or business unit and subsequently invested in or managed or advised by another vehicle or business unit. Total Assets Under Management are reported in the segment where the assets are managed.
Our measurement of Total Assets Under Management includes commitments to, and the fair value of, invested capital in our funds from Blackstone and our personnel. Our calculation of Total Assets Under Management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of Total Assets Under Management differs from the manner in which affiliated investment advisors report regulatory assets under management and may differ from the definition set forth in the agreements governing the vehicles we manage or advise.
“Fee-Earning
Assets Under Management” refers to the portion of Total Assets Under Management on which we are entitled to earn management fees and/or performance revenues. The
Fee-Earning
Assets Under Management attributable to an individual vehicle is driven by the basis on which fees are earned and accordingly, will vary from vehicle to vehicle.
Fee-Earning
Assets Under Management generally equals the sum of the following across Blackstone-managed or advised vehicles, as applicable: (a) net asset value, (b) committed capital and remaining invested capital during the investment period and post-investment period, respectively, (c) invested capital (including leverage to the extent management fee-eligible),
(d) gross asset value, (e) fair value of investments, or (f) the aggregate par amount of collateral assets, including principal cash, of CLOs.

Assets may be raised in one vehicle or business unit and subsequently invested in or managed or advised by another vehicle or business unit.
Fee-Earning
Assets Under Management are reported in the segment where the Total Assets Under Management are reported to the extent fee-paying
to Blackstone.
While
Fee-Earning
Assets Under Management generally reflects Total Assets Under Management on which we are entitled to earn management fees,
Fee-Earning
Assets Under Management may also include Total Assets Under Management on which we are entitled to earn only performance revenues. Our calculation of
Fee-Earning
Assets Under Management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. Our definition of
Fee-Earning
Assets Under Management may differ from the definition set forth in the agreements governing the vehicles that we manage or advise.
Commitment-based drawdown structured funds generally do not permit investors to redeem their interests at their election. Certain of our open-ended vehicles generally afford an investor the right to withdraw or redeem their interests on a periodic basis (for example, annually, quarterly or monthly), typically with 2 to 95 days’ notice, depending on the fund and the liquidity profile of the underlying assets. In our perpetual capital vehicles where redemption rights exist, redemption requests are required to be fulfilled only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, (b) to the extent there is sufficient new capital, or (c) where such required redemptions are limited in quantum, such as interval funds or in certain insurance-dedicated vehicles. Investment advisory agreements related to certain SMAs in our Credit & Insurance and Multi-Asset Investing segments, excluding SMAs in our insurance platform, may generally be terminated by an investor on 15 to 95 days’ notice. SMAs in our insurance platform can generally only be terminated for long-term underperformance, cause and certain other limited circumstances, in each case subject to Blackstone’s right to cure.
Perpetual Capital
“Perpetual Capital” refers to the component of assets under management with an indefinite term, that is not in liquidation, and for which there is no requirement to return capital to investors through redemption requests in the ordinary course of business, except where funded by new capital inflows or where required redemptions are limited in quantum. Perpetual Capital includes co-investment
capital with an investor right to convert into Perpetual Capital.
In our Perpetual Capital vehicles where redemption rights exist, redemption requests are required to be fulfilled only (a) in Blackstone’s or the vehicles’ board’s discretion, as applicable, (b) to the extent there is sufficient new capital, or (c) where such required redemptions are limited in quantum, such as interval funds or in certain insurance-dedicated vehicles. Perpetual Capital includes co-investment
capital with an investor right to convert into Perpetual Capital. We believe this measure is useful to stockholders as it represents capital we manage that has a longer duration and the ability to generate recurring revenues in a different manner than traditional fund structures.
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

Invested Performance Eligible Assets Under Management
Invested Performance Eligible Assets Under Management represents invested capital at fair value on which performance revenues could be earned if certain hurdles are met. We believe Invested Performance Eligible Assets Under Management is useful to stockholders as it provides insight into the capital deployed that has the potential to generate performance revenues.
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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$7,188,936	$6,671,260	$6,303,315	$517,676	8%	$367,945	6%

Incentive Fees	964,178	695,171	525,127	269,007	39%	170,044	32%

Investment Income (Loss)
Performance Allocations
Realized	3,457,746	2,223,841	5,381,640	1,233,905	55%	(3,157,799)	-59%
Unrealized	371,407	(1,691,668)	(3,435,056)	2,063,075	n/m	1,743,388	-51%
Principal Investments
Realized	332,258	303,823	850,327	28,435	9%	(546,504)	-64%
Unrealized	380,591	(603,154)	(1,563,849)	983,745	n/m	960,695	-61%

Total Investment Income	4,542,002	232,842	1,233,062	4,309,160	n/m	(1,000,220)	-81%

Interest and Dividend Revenue	411,159	516,497	271,612	(105,338)	-20%	244,885	90%
Other	123,693	(92,929)	184,557	216,622	n/m	(277,486)	n/m

Total Revenues	13,229,968	8,022,841	8,517,673	5,207,127	65%	(494,832)	-6%

Expenses
Compensation and Benefits
Compensation	3,048,229	2,785,447	2,569,780	262,782	9%	215,667	8%
Incentive Fee Compensation	373,586	281,067	207,998	92,519	33%	73,069	35%
Performance Allocations Compensation
Realized	1,432,217	900,859	2,225,264	531,358	59%	(1,324,405)	-60%
Unrealized	140,021	(654,403)	(1,470,588)	794,424	n/m	816,185	-56%

Total Compensation and Benefits	4,994,053	3,312,970	3,532,454	1,681,083	51%	(219,484)	-6%
General, Administrative and Other	1,361,909	1,117,305	1,092,671	244,604	22%	24,634	2%
Interest Expense	443,688	431,868	317,225	11,820	3%	114,643	36%
Fund Expenses	19,676	118,987	30,675	(99,311)	-83%	88,312	288%

Total Expenses	6,819,326	4,981,130	4,973,025	1,838,196	37%	8,105	—

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(41,246)	(27,196)	22,283	(14,050)	52%	(49,479)	n/m
Net Gains (Losses) from Fund Investment Activities	90,084	(56,801)	(105,142)	146,885	n/m	48,341	-46%

Total Other Income (Loss)	48,838	(83,997)	(82,859)	132,835	n/m	(1,138)	1%

Income Before Provision for Taxes	6,459,480	2,957,714	3,461,789	3,501,766	118%	(504,075)	-15%
Provision for Taxes	1,021,671	513,461	472,880	508,210	99%	40,581	9%

Net Income	5,437,809	2,444,253	2,988,909	2,993,556	122%	(544,656)	-18%
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(61,289)	(245,518)	(142,890)	184,229	-75%	(102,628)	72%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	473,826	224,155	107,766	249,671	111%	116,389	108%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	2,248,764	1,074,736	1,276,402	1,174,028	109%	(201,666)	-16%

Net Income Attributable to Blackstone Inc.	$2,776,508	$1,390,880	$1,747,631	$1,385,628	100%	$(356,751)	-20%

n/m Not meaningful.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues
Revenues were $13.2 billion for the year ended December 31, 2024, an increase of $5.2 billion, compared to $8.0 billion for the year ended December 31, 2023. The increase in Revenues was primarily attributable to an increase of $4.3 billion in Investment Income, which was composed of increases of $3.0 billion in Unrealized Investment Income and $1.3 billion in Realized Investment Income.
The $3.0 billion increase in Unrealized Investment Income was primarily attributable to net unrealized appreciation of investments in the year ended December 31, 2024, compared to the year ended December 31, 2023. Principal drivers were:

•
An increase of $1.2 billion in our Real Estate segment, primarily attributable to lower unrealized depreciation of Blackstone’s investment in certain Core+ real estate and BREP funds in the year ended December 31, 2024, compared to the year ended December 31, 2023.

•
An increase of $975.8 million in our Private Equity segment, primarily attributable to higher unrealized appreciation of Blackstone’s investment in certain Corporate Private Equity funds in the year ended December 31, 2024 compared to the year ended December 31, 2023. Corporate Private Equity funds appreciated 16.6% in the year ended December 31, 2024, compared to 12.1% in the year ended December 31, 2023.

•
An increase of $688.3 million in our Credit & Insurance segment, primarily attributable to higher unrealized gain on the ownership of Corebridge common stock based on the publicly traded price as of December 31, 2024, compared to December 31, 2023, and higher unrealized appreciation of Blackstone’s investment in certain mezzanine funds in the year ended December 31, 2024, compared to the year ended December 31, 2023.

The $1.3 billion increase in Realized Investment Income was primarily attributable to higher realized gains in our Private Equity segment.
Expenses
Expenses were $6.8 billion for the year ended December 31, 2024, an increase of $1.8 billion, compared to $5.0 billion for the year ended December 31, 2023. The increase was primarily attributable to an increase of $1.7 billion in Total Compensation and Benefits, of which $1.3 billion was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily due to the increase in Investment Income, on which a portion of compensation is based.
Other Income (Loss)
Other Income (Loss) was $48.8 million for the year ended December 31, 2024, an increase of $132.8 million, compared to $(84.0) million for the year ended December 31, 2023. The increase in Other Income (Loss) was principally due to an increase of $146.9 million in Net Gains (Losses) from Fund Investment Activities.
The increase in Net Gains (Losses) from Fund Investment Activities was driven by an increase of $169.7 million in our Real Estate segment, partially offset by a decrease of $41.0 million in our Private Equity segment. The increase in our Real Estate segment was primarily driven by lower unrealized depreciation of investments and lower realized losses on investments in our consolidated funds. The decrease in our Private Equity segment was primarily due to the deconsolidation of a fund, partially offset by higher unrealized appreciation of investments in our consolidated funds.

Provision for Taxes
Blackstone’s Provision for Taxes for the year ended December 31, 2024 was $1.0 billion, an increase of $508.2 million, compared to $513.5 million for the year ended December 31, 2023. This resulted in an effective tax rate of 15.8% and 17.4% based on our Income Before Provision for Taxes of $6.5 billion and $3.0 billion for the years ended December 31, 2024 and 2023, respectively.
The decrease in Blackstone’s effective tax rate for the year ended December 31, 2024, compared to the year ended December 31, 2023, relates primarily to the impact of
Non-Controlling
Interests in Consolidated Entities and a decrease in Blackstone’s state tax provisions for the jurisdictions in which it operates.
Blackstone had a corporate alternative minimum tax (“CAMT”) liability for the year ended December 31, 2024 as calculated pursuant to the Inflation Reduction Act. Blackstone will continue to assess the overall impact to its Provision for Income Tax upon the issuance of applicable additional guidance by the U.S. Treasury Department related to interpretations of CAMT. For the year ended December 31, 2024 there is no meaningful CAMT impact reflected in the Provision for Income Taxes given current year tax payments made under CAMT are permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit.
Additional information regarding our income taxes can be found in “— Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14. Income Taxes” of this filing.
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
For the years ended December 31, 2024 and 2023, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 38.5% and 39.2%, respectively. The decrease of 0.7% was primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.
Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the Total Assets Under Management by Segment and
Fee-Earning
Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2024, 2023 and 2022. For a description of how Total Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management.”

Assets Under Management
(Dollars in Billions)
Total
Fee-Earning
$974.7
$1,040.2
$1,127.2
$326.1
$336.9
$315.4
$299.9
$314.4
$352.2
$273.7
$312.7
$375.5
$74.9
$76.2
$84.2
2022
2023
2024
$718.4
$762.6
$830.7
$282.0
$298.9
$278.9
$176.0
$177.0
$212.2
$192.5
$218.2
$264.6
$67.9
$68.5
$75.0
2022
2023
2024
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing

Note: Totals may not add due to rounding.

	Year Ended December 31,
	2024					2023
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$336,940,096	$314,391,397	$312,674,037	$76,186,917	$1,040,192,447	$326,146,904	$299,850,659	$273,746,559	$74,928,955	$974,673,077
Inflows (a)	27,941,070	41,285,126	91,200,162	11,032,279	171,458,637	53,922,506	23,986,567	62,132,619	8,476,721	148,518,413
Outflows (b)	(24,543,453)	(7,225,733)	(6,347,592)	(9,687,779)	(47,804,557)	(15,642,086)	(3,085,261)	(16,132,113)	(10,858,518)	(45,717,978)

Net Inflows (Outflows)	3,397,617	34,059,393	84,852,570	1,344,500	123,654,080	38,280,420	20,901,306	46,000,506	(2,381,797)	102,800,435
Realizations (c)	(22,164,223)	(28,930,508)	(33,319,081)	(2,728,668)	(87,142,480)	(18,744,078)	(24,426,644)	(20,080,725)	(2,439,392)	(65,690,839)
Market Activity (d)(g)	(2,820,358)	32,648,353	11,300,292	9,347,662	50,475,949	(8,743,150)	18,066,076	13,007,697	6,079,151	28,409,774

Balance, End of Period (e)	$315,353,132	$352,168,635	$375,507,818	$84,150,411	$1,127,179,996	$336,940,096	$314,391,397	$312,674,037	$76,186,917	$1,040,192,447

Increase (Decrease)	$(21,586,964)	$37,777,238	$62,833,781	$7,963,494	$86,987,549	$10,793,192	$14,540,738	$38,927,478	$1,257,962	$65,519,370
Increase (Decrease)	-6%	12%	20%	10%	8%	3%	5%	14%	2%	7%

	Year Ended December 31,
	2022
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$279,474,105	$272,810,231	$251,150,891	$77,466,493	$880,901,720
Inflows (a)	90,199,877	52,712,942	71,695,591	11,431,029	226,039,439
Outflows (b)	(13,577,103)	(3,989,727)	(19,535,887)	(14,958,862)	(52,061,579)

Net Inflows (Outflows)	76,622,774	48,723,215	52,159,704	(3,527,833)	173,977,860
Realizations (c)	(37,061,836)	(24,926,992)	(18,132,037)	(1,646,775)	(81,767,640)
Market Activity (d)(g)	7,111,861	3,244,205	(11,431,999)	2,637,070	1,561,137

Balance, End of Period (e)	$326,146,904	$299,850,659	$273,746,559	$74,928,955	$974,673,077

Increase (Decrease)	$46,672,799	$27,040,428	$22,595,668	$(2,537,538)	$93,771,357
Increase (Decrease)	17%	10%	9%	-3%	11%

	Year Ended December 31,
	2024					2023
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$298,889,475	$176,997,265	$218,188,936	$68,532,226	$762,607,902	$281,967,153	$175,990,967	$192,535,693	$67,893,075	$718,386,888
Inflows (a)	28,674,456	46,270,186	71,529,783	8,957,656	155,432,081	60,404,380	8,501,835	42,750,955	7,694,930	119,352,100
Outflows (b)	(23,207,214)	(7,997,715)	(6,391,518)	(8,768,766)	(46,365,213)	(18,176,929)	(737,831)	(12,485,948)	(10,461,779)	(41,862,487)

Net Inflows (Outflows)	5,467,242	38,272,471	65,138,265	188,890	109,066,868	42,227,451	7,764,004	30,265,007	(2,766,849)	77,489,613
Realizations (c)	(23,409,231)	(9,408,638)	(23,840,463)	(2,505,119)	(59,163,451)	(20,266,342)	(9,767,895)	(13,242,327)	(2,324,408)	(45,600,972)
Market Activity (d)(h)	(2,032,548)	6,321,798	5,130,822	8,777,212	18,197,284	(5,038,787)	3,010,189	8,630,563	5,730,408	12,332,373

Balance, End of Period (e)	$278,914,938	$212,182,896	$264,617,560	$74,993,209	$830,708,603	$298,889,475	$176,997,265	$218,188,936	$68,532,226	$762,607,902

Increase (Decrease)	$(19,974,537)	$35,185,631	$46,428,624	$6,460,983	$68,100,701	$16,922,322	$1,006,298	$25,653,243	$639,151	$44,221,014
Increase (Decrease)	-7%	20%	21%	9%	9%	6%	1%	13%	1%	6%
Annualized Base Management Fee Rate (f)	0.93%	1.04%	0.65%	0.66%	0.85%	0.97%	1.09%	0.64%	0.69%	0.88%

	Year Ended December 31,
	2022
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$221,476,699	$166,331,770	$191,174,657	$70,985,932	$649,969,058
Inflows (a)	98,569,361	20,577,513	42,659,407	10,463,507	172,269,788
Outflows (b)	(20,168,572)	(4,311,749)	(19,184,148)	(14,428,904)	(58,093,373)

Net Inflows (Outflows)	78,400,789	16,265,764	23,475,259	(3,965,397)	114,176,415
Realizations (c)	(22,661,825)	(9,704,296)	(8,466,629)	(1,573,442)	(42,406,192)
Market Activity (d)(h)	4,751,490	3,097,729	(13,647,594)	2,445,982	(3,352,393)

Balance, End of Period (e)	$281,967,153	$175,990,967	$192,535,693	$67,893,075	$718,386,888

Increase (Decrease)	$60,490,454	$9,659,197	$1,361,036	$(3,092,857)	$68,417,830
Increase (Decrease)	27%	6%	1%	-4%	11%
Annualized Base Management Fee Rate (f)	0.97%	1.09%	0.62%	0.74%	0.88%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period.

(g)
For the year ended December 31, 2024, the impact to Total Assets Under Management from foreign exchange rate fluctuations was $(4.7) billion, $(1.3) billion, $(1.2) billion, $(652.0) million, and $(7.8) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the year ended December 31, 2023, the impact was $2.2 billion, $1.1 billion, $1.1 billion, $232.1 million and $4.6 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the year ended December 31, 2022, the impact was $(6.6) billion, $(1.5) billion, $(2.1) billion and $(10.8) billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(h)
For the year ended December 31, 2024, the impact to
Fee-Earning
Assets Under Management from foreign exchange rate fluctuations was $(3.0) billion, $(278.0) million, $(1.1) billion, $(651.2) million, and $(5.1) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the year ended December 31, 2023, the impact was $1.6 billion, $110.2 million, $1.0 billion, $223.5 million and $3.0 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the year ended December 31, 2022, the impact was $(3.5) billion, $(1.7) billion and $(5.9) billion for the Real Estate, Credit & Insurance and Total segments, respectively.

Effective during the third quarter of 2024, the residential debt business was transferred from Real Estate to Credit & Insurance to align with a change in Blackstone’s management of those businesses. This organizational change resulted in a decrease (reflected as an outflow) for the year ended December 31, 2024 to Real Estate Total and
Fee-Earning
Assets Under Management and an increase (reflected as a contra-outflow) to Credit & Insurance Total and
Fee-Earning
Assets Under Management (the “Residential Debt Transfer”). These changes do not impact Blackstone’s Total or
Fee-Earning
Assets Under Management or outflows in total.
Total Assets Under Management and
Fee-Earning
Assets Under Management may have differences in the measurement and timing of certain activities that affect each of inflows, outflows, realizations and market activity. These differences include, but are not limited to:

•
For commitment-based drawdown funds, Total Assets Under Management inflows are generally reported at each fund closing whereas
Fee-Earning
Assets Under Management inflows are generally reported when a fund’s investment period commences. Fund closings and the investment period commencement generally occur in different periods and as such,
Fee-Earning
Assets Under Management inflows in such funds may exceed Total Assets Under Management inflows in the period when the investment period commences. This is most prevalent in our Real Estate and Private Equity segments.

•
For commitment-based drawdown funds, Total Assets Under Management realizations generally represents the total proceeds whereas
Fee-Earning
Assets Under Management generally represents only the invested capital. As such, Total Assets Under Management realizations typically exceeds
Fee-Earning
Assets Under Management realizations. This is most prevalent in our Real Estate and Private Equity segments.

•
For commitment-based drawdown funds, Total Assets Under Management is reported based on invested capital at fair value and available capital whereas
Fee-Earning
Assets Under Management is reported based on committed or remaining invested capital. As such, Total Assets Under Management market activity generally exceeds
Fee-Earning
Assets Under Management market activity. This is most prevalent in our Real Estate and Private Equity segments.

•
For certain credit funds, Total Assets Under Management are based on gross asset value while
Fee-Earning
Assets Under Management are based on net asset value. As such, Total Assets Under Management inflows, outflows, realizations and market activity for the period generally exceed the
Fee-Earning
Assets Under Management inflows, outflows, realizations and market activity for the period.

Total Assets Under Management
Total Assets Under Management were $1,127.2 billion at December 31, 2024, an increase of $87.0 billion compared to $1,040.2 billion at December 31, 2023. The net increase was due to:

•
In our Real Estate segment, a decrease of $21.6 billion from $336.9 billion at December 31, 2023 to $315.4 billion at December 31, 2024. The net decrease was due to outflows of $24.5 billion, realizations of $22.2 billion and market depreciation of $2.8 billion, offset by inflows of $27.9 billion.

o	Outflows were driven by $12.5 billion due to the Residential Debt Transfer and $9.4 billion from BREIT.
o	Realizations were driven by $8.2 billion from BREDS, $6.8 billion from BREIT and $3.8 billion from BREP and co-investment.
o
Market depreciation was primarily driven by $4.1 billion from BREP and co-investment
(which included $2.5 billion of foreign exchange depreciation) and $3.4 billion from BPP and co-investment
(which included $2.0 billion of foreign exchange depreciation), partially offset by appreciation of $3.8 billion from BREDS (which included $26.9 million of foreign exchange depreciation) and $1.0 billion from BREIT (which included $134.9 million of foreign exchange depreciation).

o	Inflows were driven by $11.4 billion from BREDS, $8.4 billion from BREIT and $5.0 billion from BREP and co-investment.

•
In our Private Equity segment, an increase of $37.8 billion from $314.4 billion at December 31, 2023 to $352.2 billion at December 31, 2024. The net increase was due to inflows of $41.3 billion and market appreciation of $32.6 billion, offset by realizations of $28.9 billion and outflows of $7.2 billion.

o	Inflows were driven by $14.4 billion from Corporate Private Equity, $10.2 billion from Infrastructure, $6.7 billion from Secondaries and $4.8 billion from Tactical Opportunities.
o
Market appreciation was driven by $14.7 billion from Corporate Private Equity (which included $700.5 million of foreign exchange depreciation), $7.4 billion from BIP (which included $425.1 million of foreign exchange depreciation) and $6.3 billion from Secondaries.

o	Realizations were driven by $15.1 billion from Corporate Private Equity and $7.9 billion from Secondaries.
o	Outflows were driven by $2.2 billion from Secondaries, $1.8 billion from Tactical Opportunities and $1.5 billion from BIP.

•
In our Credit & Insurance segment, an increase of $62.8 billion from $312.7 billion at December 31, 2023 to $375.5 billion at December 31, 2024. The net increase was due to inflows of $91.2 billion and market appreciation of $11.3 billion, offset by realizations of $33.3 billion and outflows of $6.3 billion.

o
Inflows were driven by $39.0 billion from direct lending, $21.9 billion from liquid corporate credit, $22.2 billion from infrastructure and asset based credit strategies and $4.3 billion from mezzanine funds.

o
Market appreciation was driven by $5.1 billion from direct lending (which included $345.4 million of foreign exchange depreciation), $2.0 billion from the insurance platform and $1.6 billion from mezzanine funds.

o	Realizations were driven by $14.0 billion from direct lending, $9.9 billion from liquid corporate credit and $4.5 billion from infrastructure and asset based credit strategies.
o
Outflows were driven by $8.0 billion from liquid corporate credit, $7.6 billion from direct lending and $1.7 billion from the insurance platform, partially offset by $(12.5) billion due to the Residential Debt Transfer.

•
In our Multi-Asset Investing segment, an increase of $8.0 billion from $76.2 billion at December 31, 2023 to $84.2 billion at December 31, 2024. The net increase was due to inflows of $11.0 billion and market appreciation of $9.3 billion, offset by outflows of $9.7 billion and realizations of $2.7 billion.

o	Inflows were driven by $7.9 billion from Absolute Return, $2.7 billion from Multi-Strategy and $441.7 million from Harvest.
o	Market appreciation was driven by $5.9 billion from Absolute Return, $2.5 billion from Harvest and $952.2 million from Multi-Strategy (which included $652.0 million of foreign exchange depreciation).
o	Outflows were driven by $8.0 billion from Absolute Return, $891.1 million from Multi-Strategy and $770.0 million from Harvest.
o	Realizations were driven by $1.2 billion from Absolute Return, $1.2 billion from Multi-Strategy and $375.0 million from Harvest.
Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $830.7 billion at December 31, 2024, an increase of $68.1 billion compared to $762.6 billion at December 31, 2023. The net increase was due to:

•
In our Real Estate segment, a decrease of $20.0 billion from $298.9 billion at December 31, 2023 to $278.9 billion at December 31, 2024. The net decrease was due to realizations of $23.4 billion, outflows of $23.2 billion and market depreciation of $2.0 billion, offset by inflows of $28.7 billion.

o	Realizations were driven by $11.0 billion from BREDS and $6.8 billion from BREIT.
o	Outflows were driven by $12.1 billion due to the Residential Debt Transfer and $9.4 billion from BREIT.
o
Market depreciation was driven by $3.2 billion from BPP and
co-investment
(which included $2.0 billion of foreign exchange depreciation) and $829.5 million from BREP and co-investment
(which included $854.7 million of foreign exchange depreciation), partially offset by appreciation of $1.1 billion from BREDS (which included $36.1 million of foreign exchange depreciation) and $1.0 billion from BREIT (which included $134.9 million of foreign exchange depreciation).

o	Inflows were driven by $10.1 billion from BREDS, $8.4 billion from BREIT and $6.0 billion from BREP and co-investment.

•
In our Private Equity segment, an increase of $35.2 billion from $177.0 billion at December 31, 2023 to $212.2 billion at December 31, 2024. The net increase was due to inflows of $46.3 billion and market appreciation of $6.3 billion, offset by realizations of $9.4 billion and outflows of $8.0 billion.

o	Inflows were driven by $28.9 billion from Corporate Private Equity, $6.1 billion from BIP, $4.0 billion from Secondaries and $3.3 billion from Tactical Opportunities.
o	Market appreciation was driven by $6.0 billion from BIP (which included $284.3 million of foreign exchange depreciation).
o	Realizations were driven by $4.0 billion from Corporate Private Equity, $2.5 billion from Secondaries and $1.8 billion from Tactical Opportunities.
o	Outflows were driven by $4.7 billion from Corporate Private Equity and $1.5 billion from BIP.

•
In our Credit & Insurance segment, an increase of $46.4 billion from $218.2 billion at December 31, 2023 to $264.6 billion at December 31, 2024. The net increase was due to inflows of $71.5 billion and market appreciation of $5.1 billion, offset by realizations of $23.8 billion and outflows of $6.4 billion.

o	Inflows were driven by $26.8 billion from direct lending, $20.8 billion from liquid corporate credit and $19.6 billion from infrastructure and asset based credit strategies.
o	Market appreciation was driven by $4.0 billion from direct lending (which included $266.6 million of foreign exchange depreciation.
o	Realizations were driven by $9.8 billion from liquid corporate credit, $7.6 billion from direct lending and $4.1 billion from infrastructure and asset based credit strategies.
o
Outflows were driven by $7.7 billion from liquid corporate credit, $6.1 billion from direct lending (including $4.0 billion as a result of an update to the methodology to exclude leverage that contributes to performance revenues but does not earn management fees), $1.8 billion from mezzanine funds and $1.7 billion from the insurance platform, partially offset by $(12.1) billion due to the Residential Debt Transfer.

•
In our Multi-Asset Investing segment, an increase of $6.5 billion from $68.5 billion at December 31, 2023 to $75.0 billion at December 31, 2024. The net increase was due to inflows of $9.0 billion and market appreciation of $8.8 billion, offset by outflows of $8.8 billion and realizations of $2.5 billion.

o	Inflows were driven by $6.9 billion from Absolute Return, $1.7 billion from Multi-Strategy and $373.4 million from Harvest.
o	Market appreciation was driven by $5.6 billion from Absolute Return, $2.3 billion from Harvest and $908.5 million from Multi-Strategy (which included $651.2 million of foreign exchange depreciation).
o	Outflows were driven by $7.7 billion from Absolute Return, $686.7 million from Harvest and $428.9 million from Multi-Strategy.
o	Realizations were driven by $1.1 billion from Absolute Return, $1.1 billion from Multi-Strategy and $292.6 million from Harvest.

Dry Powder
The following presents our Dry Powder as of December 31 of each year:

Note:  Totals may not add due to rounding.
(a)
Represents illiquid drawdown funds, a component of Perpetual Capital and fee-paying
co-investments;
includes
fee-paying
third-party capital as well as general partner and employee capital that does not earn fees. Amounts are reduced by outstanding capital commitments, for which capital has not yet been invested.

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of December 31, 2024 and 2023. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. See
“— Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	December 31,
	2024	2023

	(Dollars in Millions)
Real Estate
BREP Global	$873	$1,323
BREP Europe	126	109
BREP Asia	98	92
BPP	42	129
BREDS	27	32
BTAS	19	2

Total Real Estate (a)	1,186	1,687

Private Equity
BCP Global	1,733	1,562
BCP Asia	334	182
Energy/Energy Transition	568	306
Core Private Equity	247	234
Tactical Opportunities	201	229
Secondaries	1,072	731
Infrastructure	84	333
Life Sciences	197	82
BTAS/BXPE	229	185

Total Private Equity (a)	4,665	3,844

Credit & Insurance	401	286

Multi-Asset Investing	30	17

Total Blackstone Net Accrued Performance Revenues	$6,281	$5,835

Note:  Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable
For the year ended December 31, 2024, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $3.1 billion, partially offset by net realized distributions of $2.7 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of December 31 of each year:

Invested Performance Eligible Assets Under Management

(Dollars in Billions)

$501.0
$504.7
$560.6
$216.1
$203.2
$197.4
$154.7
$166.3
$201.0
$87.2
$89.5
$110.5
$43.1
$45.6
$51.6
2022
2023
2024
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing

Note:  Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of December 31 of each year:

Note:  Totals may not add due to rounding.
(a)	Perpetual Capital Total Assets Under Management for the Multi-Asset Investing segment was zero for the years ended December 31, 2022 and 2023, and $247.1 million for year ended December 31, 2024.
Perpetual Capital Total Assets Under Management were $444.8 billion as of December 31, 2024, an increase of $48.5 billion, compared to $396.3 billion as of December 31, 2023. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $42.8 billion and $22.9 billion, respectively, partially offset by a decrease in our Real Estate segment of $17.5 billion. Principal drivers of this net increase were:

•
In our Credit & Insurance segment, growth of $26.3 billion in insurance capital managed in the segment, a portion of which was related to the perpetual capital portion of the Residential Debt Transfer, as well as growth of $11.3 billion in BCRED.

•	In our Private Equity segment, growth in BIP and BXPE capital managed in the segment resulted in increases of $13.8 billion and $5.5 billion, respectively.
•
In our Real Estate segment, the decrease of $17.5 billion was primarily due to the decreases of $6.8 billion in BREIT and $6.0 billion in BREDS, primarily reflecting the perpetual capital portion of the Residential Debt Transfer.

Investment Records
Fund returns information is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund returns information reflected in this discussion and analysis is not indicative of the financial performance of Blackstone and is also not necessarily indicative of the future performance of any particular fund. An investment in Blackstone is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following tables present the investment record of our significant and formerly significant carry/drawdown funds and select perpetual capital strategies from inception through December 31, 2024:

Carry/Drawdown Funds

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$140,714	$—	$—	n/a	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	—	n/a	—	4,684,608	1.7x	4,684,608	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	6,711	n/a	—	13,463,448	2.3x	13,470,159	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,122	—	5,033	n/a	—	27,761,681	2.5x	27,766,714	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,505,657	1,016,699	1,515,050	0.5x	—	28,733,571	2.2x	30,248,621	1.9x	18%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,626,351	1,673,758	10,625,834	1.3x	2%	22,891,220	2.3x	33,517,054	1.8x	23%	13%
BREP IX (Jun 2019 / Aug 2022)	21,349,948	3,313,697	22,447,870	1.3x	1%	9,136,965	2.2x	31,584,835	1.4x	54%	10%
*BREP X (Aug 2022 / Feb 2028)	30,644,637	20,405,498	11,567,610	1.1x	2%	632,157	1.2x	12,199,767	1.1x	7%	8%

Total Global BREP	$104,167,296	$26,409,652	$46,168,108	1.2x	1%	$114,838,568	2.3x	$161,006,676	1.8x	17%	15%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	n/a	—	€1,373,170	2.1x	€1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,420	400,061	96,634	0.5x	—	5,896,568	2.1x	5,993,202	2.0x	15%	13%
BREP Europe IV (Sep 2013 / Dec 2016)	6,676,577	1,124,309	1,016,101	0.8x	—	10,170,138	1.9x	11,186,239	1.7x	17%	12%
BREP Europe V (Dec 2016 / Oct 2019)	7,997,397	814,656	4,251,304	0.8x	—	6,762,819	3.8x	11,014,123	1.5x	41%	7%
BREP Europe VI (Oct 2019 / Sep 2023)	9,934,901	3,037,326	8,529,750	1.2x	—	3,449,052	2.6x	11,978,802	1.4x	73%	11%
*BREP Europe VII (Sep 2023 / Mar 2029)	8,681,767	6,566,084	2,440,509	1.2x	—	—	n/a	2,440,509	1.2x	n/a	n/m

Total BREP Europe	€38,949,982	€11,942,436	€16,334,298	1.0x	—	€30,234,779	2.3x	€46,569,077	1.6x	16%	11%

continued...

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,262,075	$898,555	$1,551,149	1.7x	30%	$7,250,832	1.9x	$8,801,981	1.9x	16%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,356,455	1,274,879	6,161,561	1.2x	9%	2,221,602	1.8x	8,383,163	1.3x	24%	4%
*BREP Asia III (Mar 2022 / Sep 2027)	8,226,453	5,475,691	2,721,116	1.0x	—	7,244	1.6x	2,728,360	1.0x	n/a	-14%

Total BREP Asia	19,844,983	7,649,125	10,433,826	1.2x	10%	9,479,678	1.9x	19,913,504	1.4x	16%	7%

BREP Co-Investment (f)	7,597,969	102,615	1,012,900	1.5x	—	15,268,392	2.2x	16,281,292	2.2x	16%	16%

Total BREP	$177,144,079	$46,965,122	$75,840,496	1.1x	2%	$176,549,262	2.2x	$252,389,758	1.7x	17%	14%

*BREDS High-Yield (Various) (g)	$27,086,612	$9,974,424	$5,319,868	1.1x	—	$21,728,008	1.3x	$27,047,876	1.3x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	n/a	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,268,627	2.5x	3,268,627	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,228,707	2.3x	9,228,707	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	195	n/a	—	2,995,106	1.4x	2,995,301	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	195,824	374	n/a	—	21,720,334	2.9x	21,720,708	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	1,035,259	66,016	n/a	100%	38,806,330	1.9x	38,872,346	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,360	1,341,143	4,138,595	2.1x	14%	28,966,019	2.3x	33,104,614	2.2x	14%	12%
BCP VII (May 2016 / Feb 2020)	18,870,216	1,462,359	17,565,769	1.6x	22%	19,772,664	2.6x	37,338,433	2.0x	25%	13%
BCP VIII (Feb 2020 / Apr 2024)	25,909,120	8,773,377	24,105,211	1.4x	7%	4,260,890	2.2x	28,366,101	1.5x	n/m	11%
*BCP IX (Apr 2024 / Apr 2029)	20,930,930	20,775,172	133,941	n/a	—	—	n/a	133,941	n/a	n/a	n/a
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	543,965	1.7x	58%	4,194,257	2.0x	4,738,222	2.0x	14%	11%
Energy II (Feb 2015 / Feb 2020)	4,920,591	867,138	4,549,724	2.2x	70%	4,625,923	1.8x	9,175,647	2.0x	12%	9%
Energy III (Feb 2020 / Jun 2024)	4,356,820	1,739,292	5,001,338	2.0x	6%	2,108,325	2.7x	7,109,663	2.2x	45%	28%
*Energy Transition IV (Jun 2024 / Jun 2029)	5,233,885	5,166,812	138,706	n/a	—	—	n/a	138,706	n/a	n/a	n/a
BCP Asia I (Dec 2017 / Sep 2021)	2,437,080	417,510	2,667,487	2.1x	66%	2,847,272	3.2x	5,514,759	2.5x	46%	25%
*BCP Asia II (Sep 2021 / Sep 2027)	6,778,630	4,298,290	4,252,246	2.4x	31%	352,291	4.0x	4,604,537	2.5x	n/m	51%
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,760,130	1,178,572	7,669,957	2.0x	—	2,918,512	5.2x	10,588,469	2.4x	59%	17%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,450,662	5,295,462	4,617,109	1.3x	—	502,247	n/a	5,119,356	1.5x	n/a	14%

Total Corporate Private Equity	$156,392,209	$52,745,277	$75,450,633	1.7x	17%	$148,309,242	2.3x	$223,759,875	2.0x	16%	15%

continued...

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$31,012,258	$12,380,961	$15,895,619	1.3x	5%	$25,163,336	1.8x	$41,058,955	1.6x	15%	10%
*Tactical Opportunities Co-Investment and Other (Various)	12,561,612	2,132,801	5,978,820	1.3x	2%	10,746,563	1.8x	16,725,383	1.5x	19%	16%

Total Tactical Opportunities	$43,573,870	$14,513,762	$21,874,439	1.3x	4%	$35,909,899	1.8x	$57,784,338	1.5x	16%	12%

Growth
*BXG I (Jul 2020 / Jul 2025)	$5,008,477	$922,294	$3,801,964	1.0x	2%	$526,827	2.6x	$4,328,791	1.1x	n/m	-2%
BXG II (TBD)	4,204,439	4,204,439	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Growth	$9,212,916	$5,126,733	$3,801,964	1.0x	2%	$526,827	2.6x	$4,328,791	1.1x	n/m	-2%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$11,035,527	$9,759	$7,741	n/a	—	$16,782,783	n/a	$16,790,524	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,772	597,770	625,434	n/a	—	4,445,551	n/a	5,070,985	1.7x	n/a	13%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,659,369	2,937,628	n/a	—	7,765,917	n/a	10,703,545	1.9x	n/a	16%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	523,693	1,312,353	n/a	—	1,173,420	n/a	2,485,773	1.8x	n/a	15%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	3,770,674	7,841,009	n/a	—	6,876,095	n/a	14,717,104	1.8x	n/a	23%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	7,455,591	2,136,862	2,541,983	n/a	—	2,525,494	n/a	5,067,477	1.5x	n/a	12%
Strategic Partners Infrastructure III (Jun 2020 / Jun 2024) (i)	3,250,100	834,943	2,724,436	n/a	—	274,616	n/a	2,999,052	1.5x	n/a	20%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)	19,692,625	6,648,493	10,794,906	n/a	—	907,344	n/a	11,702,250	1.3x	n/a	18%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)	2,095,211	690,975	936,543	n/a	—	3,947	n/a	940,490	1.0x	n/a	-3%
*Strategic Partners Infrastructure IV (Jul 2024 / Jun 2029) (i)	2,432,184	1,878,879	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Strategic Partners (Secondaries)	$70,327,387	$18,751,417	$29,722,033	n/a	—	$40,755,167	n/a	$70,477,200	1.6x	n/a	14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$910,000	$56,714	$739,540	2.2x	—	$566,712	1.4x	$1,306,252	1.7x	6%	10%
*BXLS V (Jan 2020 / Jul 2025)	5,039,842	2,358,846	4,435,679	2.0x	1%	491,187	1.3x	4,926,866	1.8x	n/m	19%
continued...

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$—	n/a	—	$4,809,113	1.6x	$4,809,113	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	993,260	71,353	0.2x	—	6,678,087	1.4x	6,749,440	1.4x	n/a	9%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,105,632	2,078,013	1.2x	39%	8,543,763	1.6x	10,621,776	1.5x	n/a	12%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	1,527,819	4,400,942	1.2x	1%	1,778,323	1.6x	6,179,265	1.3x	n/a	14%
Mezzanine / Opportunistic V (TBD)	3,225,846	3,225,846	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	115,300	0.2x	—	5,471,571	1.2x	5,586,871	1.1x	n/a	1%
Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	1,023,698	2,033,182	1.0x	—	4,850,806	1.5x	6,883,988	1.3x	n/a	10%
Energy I (Nov 2015 / Nov 2018)	2,856,867	1,154,819	246,914	0.8x	—	3,335,250	1.6x	3,582,164	1.5x	n/a	10%
Energy II (Feb 2019 / Jun 2023)	3,616,081	1,475,543	1,023,478	1.1x	—	2,766,095	1.4x	3,789,573	1.3x	n/a	16%
*Green Energy III (May 2023 / May 2028)	6,477,000	3,627,742	3,010,359	1.0x	—	202,453	n/a	3,212,812	1.1x	n/a	15%
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€147,189	€175,127	0.4x	—	€2,981,872	1.3x	€3,156,999	1.1x	n/a	1%
European Senior Debt II (Jun 2019 / Jun 2023) (j)	€4,088,344	€842,963	€3,902,298	0.9x	—	€3,017,599	2.6x	€6,919,897	1.3x	n/a	10%

Total Credit Drawdown Funds (k)	$56,591,880	$15,804,206	$17,201,715	0.9x	5%	$51,068,185	1.5x	$68,269,900	1.3x	n/a	10%

Select Perpetual Capital Strategies (l)

Strategy (Inception Year) (a)	Investment Strategy	Total Assets Under Management	Total Net Return (m)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP—Blackstone Property Partners Platform (2013) (n)	Core+ Real Estate	$61,401,469	5%
BREIT—Blackstone Real Estate Income Trust (2017) (o)	Core+ Real Estate	53,966,819	9%
BREIT—Class I (p)	Core+ Real Estate		9%
BXMT—Blackstone Mortgage Trust (2013) (q)	Real Estate Debt	5,814,824	6%
Private Equity
BSCH—Blackstone Strategic Capital Holdings (2014) (r)	Secondaries - GP Stakes	10,999,962	13%
BIP—Blackstone Infrastructure Partners (2019) (s)	Infrastructure	43,370,836	17%
BXPE—Blackstone Private Equity Strategies Fund Program (2024) (t)	Private Equity	7,329,314	13%
BXPE—Class I (u)	Private Equity		14%
Credit
BXSL—Blackstone Secured Lending Fund (2018) (v)	U.S. Direct Lending	13,277,747	11%
BCRED—Blackstone Private Credit Fund (2021) (w)	U.S. Direct Lending	75,799,683	10%
BCRED—Class I (x)	U.S. Direct Lending		10%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	Represents funds that are in their investment period as of December 31, 2024.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2024 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(m)
Unless otherwise indicated, Total Net Return represents the annualized inception to December 31, 2024 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(n)
BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 funds, co-investment
and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of December 31, 2024, these vehicles represented $2.8 billion of Total Assets Under Management.

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
(r)
BSCH represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the Secondaries—GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment
vehicles that do not pay fees, BSCH Total Assets Under Management is $12.3 billion.

(s)
BIP represents the aggregate Total Assets Under Management and Total Net Return of infrastructure-focused funds for institutional investors with a primary focus on the U.S. and Europe. Including co-investment
vehicles, BIP Total Assets Under Management is $54.8 billion.

(t)
The BXPE Total Net Return reflects a per share blended return, assuming the BXPE fund program had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. This return is not representative of the return experienced by any particular vehicle, investor or share class. Total Net Return is presented on an annualized basis and is from January 2, 2024. BXPE Total Assets Under Management reflects net asset value as of December 31, 2024. For purposes of segment Assets Under Management reporting, BXPE Assets Under Management is reported by the business managing the assets.

(u)
Represents the blended Total Net Return for the BXPE fund program’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. Class I Total Net Return is presented on an annualized basis and is from January 2, 2024.

(v)
The BXSL Total Assets Under Management and Total Net Return are presented as of September 30, 2024. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(w)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of December 31, 2024 was $38.9 billion.

(x)
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
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$2,716,983	$2,794,232	$2,462,179	$(77,249)	-3%	$332,053	13%
Transaction and Other Fees, Net	175,010	78,483	171,424	96,527	123%	(92,941)	-54%
Management Fee Offsets	(16,716)	(29,357)	(10,538)	12,641	-43%	(18,819)	179%

Total Management Fees, Net	2,875,277	2,843,358	2,623,065	31,919	1%	220,293	8%
Fee Related Performance Revenues	203,425	294,240	1,075,424	(90,815)	-31%	(781,184)	-73%
Fee Related Compensation	(674,965)	(675,880)	(1,039,125)	915	—	363,245	-35%
Other Operating Expenses	(380,321)	(325,050)	(315,331)	(55,271)	17%	(9,719)	3%

Fee Related Earnings	2,023,416	2,136,668	2,344,033	(113,252)	-5%	(207,365)	-9%

Realized Performance Revenues	200,974	244,358	2,985,713	(43,384)	-18%	(2,741,355)	-92%
Realized Performance Compensation	(101,011)	(123,299)	(1,168,045)	22,288	-18%	1,044,746	-89%
Realized Principal Investment Income	14,522	7,628	150,790	6,894	90%	(143,162)	-95%

Net Realizations	114,485	128,687	1,968,458	(14,202)	-11%	(1,839,771)	-93%

Segment Distributable Earnings	$2,137,901	$2,265,355	$4,312,491	$(127,454)	-6%	$(2,047,136)	-47%

n/m	Not meaningful.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Segment Distributable Earnings were $2.1 billion for the year ended December 31, 2024, a decrease of $127.5 million, compared to $2.3 billion for the year ended December 31, 2023. The decrease in Segment Distributable Earnings was attributable to decreases of $113.3 million in Fee Related Earnings and $14.2 million in Net Realizations.
The performance of funds in our Real Estate segment in 2024 was negatively impacted by volatility in the
10-year
Treasury yield, including a sharp increase in the fourth quarter, and a strong U.S. dollar. However, we believe a commercial real estate recovery is underway. Although the pace of such recovery is uncertain, the underpinnings are firmly in place, including a healthy economic backdrop that supports cash flow growth, meaningful improvements in the cost and availability of capital and a material decrease in construction starts. Subject to inflation subsiding, this should set the stage for a multi-year recovery. The constraints on future new supply, including in certain sectors in which our global opportunistic and Core+ real estate portfolios are concentrated, such as logistics and rental housing, should also support real estate values over time.
We additionally continue to believe that, despite recent speculation about data center demand, there will continue to be significant demand for digital infrastructure as artificial intelligence and other technological innovation is increasingly adopted and developed. Our Real Estate segment is well positioned to benefit from this trend. In certain markets and sectors with elevated near-term supply, including U.S. logistics and multifamily, however, growth has slowed and may moderate further. Life science office and traditional office valuations have also been negatively impacted by challenging sector dynamics and capital markets. While our NYSE-listed REIT, Blackstone Mortgage Trust (“BXMT”), is mostly focused in sectors with strong long-term fundamentals, its office exposure is higher than in our real estate equity business. Although this has posed challenges for the vehicle, its office exposure has been meaningfully reduced through loan resolutions and repayments. Given our conviction that a recovery is underway, our Real Estate funds deployed $25.3 billion in 2024, a nearly 70% increase year over year. While we expect our real estate realization activity to remain muted as commercial real estate continues to recover, we believe the market for realizations will strengthen over time. In BREIT, improving investor sentiment throughout 2024 has contributed to favorable trends in net flows, with a 97% decline in net repurchase requests in December 2024 relative to their peak in January 2023.
Fee Related Earnings
Fee Related Earnings were $2.0 billion for the year ended December 31, 2024, a decrease of $113.3 million, compared to $2.1 billion for the year ended December 31, 2023. The decrease in Fee Related Earnings was primarily attributable to a decrease of $90.8 million in Fee Related Performance Revenues and an increase of $55.3 million in Other Operating Expenses, partially offset by an increase of $31.9 million in Management Fees, Net.
Fee Related Performance Revenues were $203.4 million for the year ended December 31, 2024, a decrease of $90.8 million, compared to $294.2 million for the year ended December 31, 2023. The decrease was primarily due to lower Fee Related Performance Revenues in BPP and co-investment
and BXMT.
Other Operating Expenses were $380.3 million for the year ended December 31, 2024, an increase of $55.3 million, compared to $325.1 million for the year ended December 31, 2023. The increase was primarily due to higher sub-servicing
fees and professional fees.
Management Fees, Net were $2.9 billion for the year ended December 31, 2024, an increase of $31.9 million, compared to $2.8 billion for the year ended December 31, 2023, primarily driven by an increase in Transaction and Other Fees, Net, partially offset by a decrease in Base Management Fees. Transaction and Other Fees, Net increased $96.5 million primarily due to an increase in acquisition fees paid to the advisor of our BREP funds. Base Management Fees decreased $77.2 million primarily due to a decrease in
Fee-Earning
Assets Under Management in BREIT.

Net Realizations
Net Realizations were $114.5 million for the year ended December 31, 2024, a decrease of $14.2 million, compared to $128.7 million for the year ended December 31, 2023. The decrease in Net Realizations was primarily attributable to a decrease of $43.4 million in Realized Performance Revenues, partially offset by a decrease of $22.3 million in Realized Performance Compensation.
Realized Performance Revenues were $201.0 million for the year ended December 31, 2024, a decrease of $43.4 million, compared to $244.4 million for the year ended December 31, 2023. The decrease was primarily due to lower Realized Performance Revenues in BREP.
Realized Performance Compensation was $101.0 million for the year ended December 31, 2024, a decrease of $22.3 million, compared to $123.3 million for the year ended December 31, 2023. The decrease was primarily due to the decrease in Realized Performance Revenues.
Fund Returns
Fund return information is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund returns information reflected in this discussion and analysis is not indicative of the financial performance of Blackstone and is also not necessarily indicative of the future performance of any particular fund. An investment in Blackstone is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.
The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Year Ended December 31,						December 31, 2024 Inception to Date
	2024		2023		2022		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VIII	-11%	-11%	-10%	-9%	8%	6%	30%	23%	18%	13%
BREP IX	-8%	-8%	-6%	-6%	18%	13%	80%	54%	15%	10%
BREP X	27%	15%	n/m	n/m	n/m	n/m	15%	7%	29%	8%
BREP Europe V (b)	-13%	-12%	-14%	-13%	-1%	-2%	50%	41%	11%	7%
BREP Europe VI (b)	3%	1%	10%	6%	10%	6%	97%	73%	19%	11%
BREP Asia II	-2%	-3%	-2%	-1%	2%	1%	35%	24%	7%	4%
BREP Asia III	6%	-7%	-4%	-19%	n/m	n/m	n/a	n/a	—	-14%
BREP Co-Investment (c)	-8%	-10%	1%	1%	26%	25%	18%	16%	18%	16%
BPP (d)	-2%	-3%	-8%	-8%	11%	9%	n/a	n/a	6%	5%
BREIT (e)	n/a	2%	n/a	-1%	n/a	8%	n/a	n/a	n/a	9%
BREIT - Class I (f)	n/a	2%	n/a	-1%	n/a	8%	n/a	n/a	n/a	9%
BREDS High-Yield (g)	17%	12%	12%	8%	3%	—	14%	10%	14%	9%
BXMT (h)	n/a	-8%	n/a	13%	n/a	-24%	n/a	n/a	n/a	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.

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

Funds with Closed Investment Periods as of December 31, 2024
The Real Estate segment has thirteen funds with closed investment periods as of December 31, 2024: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of December 31, 2024, BREP VII, BREP VI, BREP V, BREP Europe VI, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREP Europe V, BREDS IV and BREDS III were above their carried interest thresholds as of December 31, 2024, and BREP Asia II was below its carried interest threshold. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$2,027,855	$1,903,972	$1,882,197	$123,883	7%	$21,775	1%
Transaction, Advisory and Other Fees, Net	176,469	108,848	97,972	67,621	62%	10,876	11%
Management Fee Offsets	(6,044)	(5,228)	(56,078)	(816)	16%	50,850	-91%

Total Management and Advisory Fees, Net	2,198,280	2,007,592	1,924,091	190,688	9%	83,501	4%
Fee Related Performance Revenues	1,185,428	—	(648)	1,185,428	n/m	648	-100%
Fee Related Compensation	(1,164,237)	(619,678)	(599,758)	(544,559)	88%	(19,920)	3%
Other Operating Expenses	(391,309)	(329,221)	(314,967)	(62,088)	19%	(14,254)	5%

Fee Related Earnings	1,828,162	1,058,693	1,008,718	769,469	73%	49,975	5%

Realized Performance Revenues	1,392,447	1,343,865	1,206,594	48,582	4%	137,271	11%
Realized Performance Compensation	(633,491)	(584,154)	(550,306)	(49,337)	8%	(33,848)	6%
Realized Principal Investment Income	52,356	76,220	144,585	(23,864)	-31%	(68,365)	-47%

Net Realizations	811,312	835,931	800,873	(24,619)	-3%	35,058	4%

Segment Distributable Earnings	$2,639,474	$1,894,624	$1,809,591	$744,850	39%	$85,033	5%

n/m	Not meaningful.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Segment Distributable Earnings were $2.6 billion for the year ended December 31, 2024, an increase of $744.9 million, compared to $1.9 billion for the year ended December 31, 2023. The increase in Segment Distributable Earnings was attributable to an increase of $769.5 million in Fee Related Earnings, partially offset by a decrease of $24.6 million in Net Realizations.
Our Private Equity segment demonstrated resilience across all strategies in 2024. In addition to particular strength in Corporate Private Equity and Life Sciences, our Infrastructure business was a notable driver of Fee Related Performance Revenues in the fourth quarter due to a significant scheduled crystallization event. We continue to believe our Infrastructure business is well positioned to benefit from the expected increase in demand for investment in infrastructure, including digital infrastructure, over time. In Corporate Private Equity, our operating companies saw stable revenue growth and margin expansion during the year. Realization activity in the segment meaningfully increased toward the end of 2024, concentrated in Corporate Private Equity, and we see a more constructive environment for realizations in the segment through the course of 2025. Improved market sentiment has created positive momentum for deployment in the segment, which nearly doubled year-over-year, and for fundraising, including in our perpetual capital strategies.
Fee Related Earnings
Fee Related Earnings were $1.8 billion for the year ended December 31, 2024, an increase of $769.5 million, compared to $1.1 billion for the year ended December 31, 2023. The increase in Fee Related Earnings was primarily attributable to increases of $1.2 billion in Fee Related Performance Revenues and $190.7 million in Management and Advisory Fees, Net, partially offset by an increase of $544.6 million in Fee Related Compensation.

Fee Related Performance Revenues were $1.2 billion for the year ended December 31, 2024, an increase of $1.2 billion, compared to the year ended December 31, 2023. The increase was due to crystallization of performance revenues in BIP and BXPE.
Management and Advisory Fees, Net were $2.2 billion for the year ended December 31, 2024, an increase of $190.7 million, compared to $2.0 billion for the year ended December 31, 2023, primarily driven by increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $123.9 million primarily due to an increase in
Fee-Earning
Assets Under Management in BIP and BXPE, as well as the investment period commencement and subsequent fee holiday expirations of BCP IX and BETP IV. Transaction, Advisory and Other Fees, Net increased $67.6 million primarily due to increased volume of deal activity in BXCM.
Fee Related Compensation were $1.2 billion for the year ended December 31, 2024, an increase of $544.6 million, compared to $619.7 million for the year ended December 31, 2023. The increase was primarily due to increases in Fee Related Performance Revenues and Management and Advisory Fees, Net, both of which impact Fee Related Compensation.
Net Realizations
Net Realizations were $811.3 million for the year ended December 31, 2024, a decrease of $24.6 million, compared to $835.9 million for the year ended December 31, 2023. The decrease in Net Realizations was attributable to an increase of $49.3 million in Realized Performance Compensation and a decrease of $23.9 million in Realized Principal Investment Income, partially offset by an increase of $48.6 million in Realized Performance Revenues.
Realized Performance Compensation was $633.5 million for the year ended December 31, 2024, an increase of $49.3 million, compared to $584.2 million for the year ended December 31, 2023. The increase was primarily due to increases in Realized Performance Compensation in Corporate Private Equity and Tactical Opportunities, partially offset by decreases in Secondaries.
Realized Principal Investment Income was $52.4 million for the year ended December 31, 2024, a decrease of $23.9 million, compared to $76.2 million for the year ended December 31, 2023. The decrease was primarily due to decreases in Realized Principal Investment Income in Corporate Private Equity.
Realized Performance Revenues were $1.4 billion for the year ended December 31, 2024, an increase of $48.6 million, compared to $1.3 billion for the year ended December 31, 2023. The increase was primarily due to increases in Realized Performance Revenues in Tactical Opportunities and Corporate Private Equity, partially offset by decreases in Secondaries.
Fund Returns
Fund returns information is included throughout this discussion and analysis to facilitate an understanding of our results of operations for the periods presented. The fund returns information reflected in this discussion and analysis is not indicative of the financial performance of Blackstone and is also not necessarily indicative of the future performance of any particular fund. An investment in Blackstone is not an investment in any of our funds. There can be no assurance that any of our funds or our other existing and future funds will achieve similar returns.

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2024 Inception to Date
	2024		2023		2022		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	7%	6%	7%	6%	12%	11%	19%	14%	17%	12%
BCP VII	13%	10%	13%	10%	-12%	-11%	34%	25%	18%	13%
BCP VIII	14%	9%	12%	6%	4%	—	n/m	n/m	19%	11%
BEP II	40%	23%	12%	8%	36%	33%	15%	12%	14%	9%
BEP III	20%	15%	28%	20%	42%	31%	63%	45%	42%	28%
BCP Asia I	14%	12%	16%	13%	-38%	-35%	66%	46%	36%	25%
BCP Asia II	91%	76%	62%	23%	n/m	n/m	n/m	n/m	80%	51%
BCEP I	10%	8%	2%	2%	—	—	64%	59%	19%	17%
BCEP II	14%	10%	31%	24%	14%	9%	n/a	n/a	19%	14%
Tactical Opportunities	13%	9%	9%	5%	-2%	-4%	18%	15%	15%	10%
Tactical Opportunities Co-Investment and Other	13%	11%	7%	7%	—	4%	21%	19%	19%	16%
BXG I	2%	-2%	-2%	-5%	-13%	-13%	n/m	n/m	2%	-2%
Strategic Partners VI (b)	2%	—	-2%	-3%	-10%	-11%	n/a	n/a	18%	13%
Strategic Partners VII (b)	-1%	-2%	1%	—	-4%	-5%	n/a	n/a	20%	16%
Strategic Partners Real Assets II (b)	13%	11%	19%	16%	13%	12%	n/a	n/a	19%	15%
Strategic Partners VIII (b)	1%	—	-1%	-3%	3%	2%	n/a	n/a	30%	23%
Strategic Partners Real Estate, SMA and Other (b)	-1%	-6%	-6%	-7%	35%	32%	n/a	n/a	14%	12%
Strategic Partners Infrastructure III (b)	13%	10%	15%	11%	58%	45%	n/a	n/a	30%	20%
Strategic Partners IX (b)	25%	19%	15%	7%	n/m	n/m	n/a	n/a	28%	18%
Strategic Partners GP Solutions (b)	—	-3%	-16%	-11%	39%	29%	n/a	n/a	1%	-3%
BSCH (c)	35%	25%	8%	5%	4%	1%	n/a	n/a	21%	13%
BIP (d)	24%	20%	13%	10%	26%	20%	n/a	n/a	21%	17%
Clarus IV	22%	17%	-3%	-4%	4%	2%	11%	6%	16%	10%
BXLS V	42%	31%	43%	27%	10%	2%	n/m	n/m	31%	19%
BXPE (e)	n/a	13%	n/a	n/a	n/a	n/a	n/a	n/a	n/a	13%
BXPE - Class I (f)	n/a	14%	n/a	n/a	n/a	n/a	n/a	n/a	n/a	14%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
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

(c)
Gross and net returns represent BSCH I and BSCH II GP Stakes funds. Returns include performance of investments in four public-market general partner stakes acquired in BSCH I, prior to a shift in GP Stakes’ strategy in 2017 to focus exclusively on private-markets general partners.

(d)	Gross and net returns reflect infrastructure-focused funds for institutional investors.

(e)
Reflects a per share blended return for each respective period, assuming BXPE had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. These returns are not representative of the returns experienced by any particular vehicle, investor or share class. Inception to date returns are presented on an annualized basis and are from January 2, 2024.

(f)
Represents the blended Total Net Return for BXPE’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. Class I Total Net Return is presented on an annualized basis from January 2, 2024.

Funds With Closed Investment Periods as of December 31, 2024
The Corporate Private Equity funds have eleven funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCP VIII, BCOM, BEP I, BEP II, BEP III, BCEP I and BCP Asia I. As of December 31, 2024, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and
BCP V-AC
fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCP VIII, BCOM, BEP I, BEP II, BEP III, BCEP I and BCP Asia I were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.
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

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$1,561,649	$1,297,406	$1,185,289	$264,243	20%	$112,117	9%
Transaction and Other Fees, Net	44,354	44,542	34,481	(188)	—	10,061	29%
Management Fee Offsets	(24,196)	(3,907)	(5,432)	(20,289)	519%	1,525	-28%

Total Management Fees, Net	1,581,807	1,338,041	1,214,338	243,766	18%	123,703	10%
Fee Related Performance Revenues	747,092	564,287	374,721	182,805	32%	189,566	51%
Fee Related Compensation	(755,620)	(628,064)	(512,727)	(127,556)	20%	(115,337)	22%
Other Operating Expenses	(371,354)	(323,773)	(260,028)	(47,581)	15%	(63,745)	25%

Fee Related Earnings	1,201,925	950,491	816,304	251,434	26%	134,187	16%

Realized Performance Revenues	313,092	317,620	147,285	(4,528)	-1%	170,335	116%
Realized Performance Compensation	(129,814)	(140,210)	(63,845)	10,396	-7%	(76,365)	120%
Realized Principal Investment Income	39,855	21,752	79,763	18,103	83%	(58,011)	-73%

Net Realizations	223,133	199,162	163,203	23,971	12%	35,959	22%

Segment Distributable Earnings	$1,425,058	$1,149,653	$979,507	$275,405	24%	$170,146	17%

n/m	Not meaningful.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Segment Distributable Earnings were $1.4 billion for the year ended December 31, 2024, an increase of $275.4 million, compared to $1.1 billion for the year ended December 31, 2023. The increase in Segment Distributable Earnings was attributable to increases of $251.4 million in Fee Related Earnings and $24.0 million in Net Realizations.
Our Credit & Insurance segment demonstrated consistently strong performance in 2024. Longer-term structural shifts in the lending market have contributed to attractive and sizeable deployment opportunities in the segment, which invested $63.8 billion in 2024. Credit & Insurance funds have benefited from an environment of high interest rates, although these rates began to decrease in 2024. A further decline in interest rates and/or widening of credit spreads would make it more difficult for our credit funds to replicate recent strong performance. Nevertheless, even with modest base rate decreases, we continue to see significant opportunities to generate excess returns relative to liquid markets in our non-investment
grade strategies. Moreover, rapidly expanding private credit markets and opportunities for corporate and bank partnerships should continue to be supportive of overall transaction activity, including deployment.
Fundraising in our Credit & Insurance segment, including in our perpetual capital strategies, continued to be positively impacted by the long-term structural shifts in the lending market. In addition to strong interest in non-investment
grade strategies, such as opportunistic and direct lending, and a meaningful increase in demand for investment grade private credit, we see robust momentum in our perpetual capital strategies. At the same time, given the significant opportunities in the space, competition in the private credit markets has increased and is likely to increase further as a result of product innovation and customization by private credit managers. In addition, regulatory measures aimed at reducing burden on U.S. banks, such as less onerous bank regulatory capital requirements, may also increase competition.

Fee Related Earnings
Fee Related Earnings were $1.2 billion for the year ended December 31, 2024, an increase of $251.4 million, compared to $950.5 million for the year ended December 31, 2023. The increase in Fee Related Earnings was primarily attributable to increases of $243.8 million in Management Fees, Net and $182.8 million in Fee Related Performance Revenues, partially offset by an increase of $127.6 million in Fee Related Compensation.
Management Fees, Net were $1.6 billion for the year ended December 31, 2024, an increase of $243.8 million, compared to $1.3 billion for the year ended December 31, 2023, primarily driven by an increase in Base Management Fees. Base Management Fees increased $264.2 million primarily due to an increase in
Fee-Earning
Assets Under Management in direct lending.
Fee Related Performance Revenues were $747.1 million for the year ended December 31, 2024, an increase of $182.8 million, compared to $564.3 million for the year ended December 31, 2023. The increase was primarily due to higher net investment income and
Fee-Earning
Assets Under Management in BCRED.
Fee Related Compensation was $755.6 million for the year ended December 31, 2024, an increase of $127.6 million, compared to $628.1 million for the year ended December 31, 2023. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Net Realizations
Net Realizations were $223.1 million for the year ended December 31, 2024, an increase of $24.0 million, compared to $199.2 million for the year ended December 31, 2023. The increase in Net Realizations was primarily attributable to an increase of $18.1 million in Realized Principal Investment Income, partially offset by a decrease of $10.4 million in Realized Performance Compensation.
Realized Principal Investment Income was $39.9 million for the year ended December 31, 2024, an increase of $18.1 million, compared to $21.8 million for the year ended December 31, 2023. The increase was primarily due to the impact of a realized loss related to the insurance platform in the year ended December 31, 2023.
Realized Performance Compensation was $129.8 million for the year ended December 31, 2024, a decrease of $10.4 million, compared to $140.2 million for the year ended December 31, 2023. The decrease was primarily due to the decrease in Realized Performance Revenues.
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

The following table presents the return information for the Private Credit and Liquid Credit composites:

	Year Ended December 31,						Inception to December 31, 2024
	2024		2023		2022		Total
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	16%	12%	16%	12%	7%	4%	12%	8%
Liquid Credit (b)	10%	9%	13%	12%	-3%	-3%	5%	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management			Estimated % Above High Water Mark/Hurdle (a)
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
	(Dollars in Thousands)
Credit & Insurance (b)	$110,519,827	$89,500,575	$87,166,271	99%	97%	93%

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

(b)
For the Credit & Insurance managed funds, at December 31, 2024, the incremental appreciation needed for the 1% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.2 billion, an increase of $37.0 million, compared to $2.1 billion at December 31, 2023. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of December 31, 2024, 5% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing
The following table presents the results of operations for our Multi-Asset Investing segment:

	Year Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$474,395	$470,237	$515,373	$4,158	1%	$(45,136)	-9%
Transaction and Other Fees, Net	3,855	4,019	6,240	(164)	-4%	(2,221)	-36%
Management Fee Offsets	(80)	(3)	(161)	(77)	n/m	158	-98%

Total Management Fees, Net	478,170	474,253	521,452	3,917	1%	(47,199)	-9%
Fee Related Compensation	(144,500)	(164,488)	(179,165)	19,988	-12%	14,677	-8%
Other Operating Expenses	(105,108)	(106,289)	(98,697)	1,181	-1%	(7,592)	8%

Fee Related Earnings	228,562	203,476	243,590	25,086	12%	(40,114)	-16%

Realized Performance Revenues	380,518	155,259	121,746	225,259	145%	33,513	28%
Realized Performance Compensation	(86,930)	(48,354)	(31,901)	(38,576)	80%	(16,453)	52%
Realized Principal Investment Income	(14,207)	5,332	21,118	(19,539)	n/m	(15,786)	-75%

Net Realizations	279,381	112,237	110,963	167,144	149%	1,274	1%

Segment Distributable Earnings	$507,943	$315,713	$354,553	$192,230	61%	$(38,840)	-11%

n/m	Not meaningful.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Segment Distributable Earnings were $507.9 million for the year ended December 31, 2024, an increase of $192.2 million, compared to $315.7 million for the year ended December 31, 2023. The increase in Segment Distributable Earnings was attributable to increases of $25.1 million in Fee Related Earnings and $167.1 million in Net Realizations.
Nearly all strategies across our Multi-Asset Investing segment exhibited positive performance in 2024, with significantly less volatility than the broader markets. In particular, the Absolute Return Composite had its nineteenth consecutive quarter of positive performance and best year since 2009, benefiting from performance across strategies, including quantitative, macro and equities. Segment Distributable Earnings in the Multi-Asset Investing segment would likely be negatively impacted, however, by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over macroeconomic factors. In addition, certain of our strategies are designed to benefit from a high interest rate environment. Declining interest rates may make it more difficult for these Multi-Asset Investing strategies to replicate their positive performance. Conversely, if interest rates remain at sustained high levels for an extended period, certain investors may seek to reallocate capital away from traditional Multi-Asset Investing strategies in favor of fixed income investments. Outperformance by our Multi-Asset Investing segment strategies in a weak market environment has in some cases resulted in such strategies representing an increasing portion of the value of certain investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in the segment, or result in such investors seeking to withdraw capital from such funds.
Fee Related Earnings
Fee Related Earnings were $228.6 million for the year ended December 31, 2024, an increase of $25.1 million, compared to $203.5 million for the year ended December 31, 2023. The increase in Fee Related Earnings was primarily attributable to a decrease of $20.0 million in Fee Related Compensation.

Fee Related Compensation was $144.5 million for the year ended December 31, 2024, a decrease of $20.0 million, compared to $164.5 million for the year ended December 31, 2023. The decrease was primarily due to lower compensation accruals.
Net Realizations
Net Realizations were $279.4 million for the year ended December 31, 2024, an increase of $167.1 million, compared to $112.2 million for the year ended December 31, 2023. The increase in Net Realizations was primarily attributable to an increase of $225.3 million in Realized Performance Revenues, partially offset by an increase of $38.6 million in Realized Performance Compensation.
Realized Performance Revenues were $380.5 million for the year ended December 31, 2024, an increase of $225.3 million, compared to $155.3 million for the year ended December 31, 2023. The increase was primarily due to higher Realized Performance Revenues in Absolute Return.
Realized Performance Compensation was $86.9 million for the year ended December 31, 2024, an increase of $38.6 million, compared to $48.4 million for the year ended December 31, 2023. The increase was primarily due to the increase in Realized Performance Revenues.
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
The following table presents the return information of the Absolute Return Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2024
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	13%	12%	9%	8%	8%	7%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management			Estimated % Above High Water Mark/Benchmark (a)
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022

	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)	$51,630,740	$45,631,127	$43,052,178	98%	95%	82%

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

(b)
For the Multi-Asset Investing managed funds, at December 31, 2024, the incremental appreciation needed for the 2% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $116.0 million, a decrease of $(462.3) million, compared to $578.3 million at December 31, 2023. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of December 31, 2024, 5% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Year Ended December 31,
	2024	2023	2022

	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$2,776,508	$1,390,880	$1,747,631
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	2,248,764	1,074,736	1,276,402
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	473,826	224,155	107,766
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(61,289)	(245,518)	(142,890)

Net Income	5,437,809	2,444,253	2,988,909
Provision for Taxes	1,021,671	513,461	472,880

Net Income Before Provision for Taxes	6,459,480	2,957,714	3,461,789
Transaction-Related and Non-Recurring Items (a)	56,372	25,981	57,133
Amortization of Intangibles (b)	29,332	33,457	60,481
Impact of Consolidation (c)	(412,537)	21,363	35,124
Unrealized Performance Revenues (d)	(371,407)	1,691,788	3,436,978
Unrealized Performance Allocations Compensation (e)	140,021	(654,403)	(1,470,588)
Unrealized Principal Investment (Income) Loss (f)	(271,868)	593,301	1,235,529
Other Revenues (g)	(123,166)	93,083	(183,754)
Equity-Based Compensation (h)	1,159,122	959,474	782,090
Administrative Fee Adjustment (i)	11,590	9,707	9,866
Taxes and Related Payables (j)	(710,197)	(670,510)	(791,868)

Distributable Earnings	5,966,742	5,060,955	6,632,780
Taxes and Related Payables (j)	710,197	670,510	791,868
Net Interest and Dividend (Income) Loss (k)	33,437	(106,120)	31,494

Total Segment Distributable Earnings	6,710,376	5,625,345	7,456,142
Realized Performance Revenues (l)	(2,287,031)	(2,061,102)	(4,461,338)
Realized Performance Compensation (m)	951,246	896,017	1,814,097
Realized Principal Investment Income (n)	(92,526)	(110,932)	(396,256)

Fee Related Earnings	$5,282,065	$4,349,328	$4,412,645

Adjusted EBITDA Reconciliation
Distributable Earnings	$5,966,742	$5,060,955	$6,632,780
Interest Expense (o)	444,417	429,521	316,569
Taxes and Related Payables (j)	710,197	670,510	791,868
Depreciation and Amortization (p)	98,756	94,124	69,219

Adjusted EBITDA	$7,220,112	$6,255,110	$7,810,436

(a)
This adjustment removes Transaction-Related and
Non-Recurring
Items, which are excluded from Blackstone’s segment presentation. Transaction-Related and
Non-Recurring
Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring
gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring gains, losses or other charges that affect period-to-period
comparability and are not reflective of Blackstone’s operational performance. For the year ended December 31, 2024, this adjustment includes removal of an accrual for a liability for a legal matter.

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

	Year Ended December 31,
	2024	2023	2022

	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$371,407	$(1,691,668)	$(3,435,056)
Segment Adjustment	—	(120)	(1,922)

Unrealized Performance Revenues	$371,407	$(1,691,788)	$(3,436,978)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Year Ended December 31,
	2024	2023	2022

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$380,591	$(603,154)	$(1,563,849)
Segment Adjustment	(108,723)	9,853	328,320

Unrealized Principal Investment Income (Loss)	$271,868	$(593,301)	$(1,235,529)

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents the removal of certain Transaction-Related and Non-Recurring Items.

	Year Ended December 31,
	2024	2023	2022

	(Dollars in Thousands)
GAAP Other Revenue	$123,693	$(92,929)	$184,557
Segment Adjustment	(527)	(154)	(803)

Other Revenues	$123,166	$(93,083)	$183,754

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Year Ended December 31,
	2024	2023	2022

	(Dollars in Thousands)
Taxes	$604,508	$580,925	$693,443
Related Payables	105,689	89,585	98,425

Taxes and Related Payables	$710,197	$670,510	$791,868

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Year Ended December 31,
	2024	2023	2022

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$411,159	$516,497	$271,612
Segment Adjustment	(179)	19,144	13,463

Interest and Dividend Revenue	410,980	535,641	285,075

GAAP Interest Expense	443,688	431,868	317,225
Segment Adjustment	729	(2,347)	(656)

Interest Expense	444,417	429,521	316,569

Net Interest and Dividend Income (Loss)	$(33,437)	$106,120	$(31,494)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	December 31,
	2024	2023

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$3,890,732	$4,319,483
Equity Method Investments
Partnership Investments	6,546,728	5,924,275
Accrued Performance Allocations	12,397,366	10,775,355
Corporate Treasury Investments	1,147,328	803,870
Other Investments	5,818,412	4,323,639

Total GAAP Investments	$29,800,566	$26,146,622

Accrued Performance Allocations - GAAP	$12,397,366	$10,775,355
Due from Affiliates - GAAP (a)	489,086	313,838
Less: Net Realized Performance Revenues (b)	(1,050,026)	(552,249)
Less: Accrued Performance Compensation - GAAP (c)	(5,555,870)	(4,702,363)

Net Accrued Performance Revenues	$6,280,556	$5,834,581

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
Liquidity and Capital Resources
General
Blackstone’s business model derives revenue primarily from third-party Assets Under Management. Blackstone is not a capital or balance sheet intensive business and targets operating expense levels such that total management and advisory fees exceed total operating expenses each period. As a result, we require limited capital resources to support the working capital or operating needs of our businesses. We draw primarily on the long-term committed or invested capital of investors in our investment vehicles to fund the investment requirements of the Blackstone Funds and use our own realizations and cash flows to invest in growth initiatives, make commitments to our own funds, where our minimum general partner commitments are generally less than 5% of the limited partner commitments of a fund, and pay dividends to stockholders and distributions to holders of Holdings Units.
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

Total Assets were $43.5 billion as of December 31, 2024, an increase of $3.2 billion from December 31, 2023. The increase in Total Assets was principally due to an increase of $3.8 billion in total assets attributable to consolidated operating partnerships, partially offset by a decrease of $485.7 million in total assets attributable to consolidated Blackstone funds.

•
The increase in total assets attributable to consolidated operating partnerships was primarily due to increases of $4.2 billion in Investments and $938.6 million in Due from Affiliates, partially offset by a decrease of $983.7 million in Cash and Cash Equivalents.

o	The increase in Investments was primarily due to appreciation in our Private Equity segment.
o	The increase in Due from Affiliates was primarily due to an increase in amounts due from certain non-controlling interest holders and Blackstone employees.
o	The decrease in Cash and Cash Equivalents was primarily due to ongoing operating activities.

•
The decrease in total assets attributable to consolidated Blackstone funds was primarily due to decreases of $428.8 million in Investments and $112.1 million in Cash Held by Blackstone Funds and Other, which were primarily due to the deconsolidation of two CLOs during the year ended December 31, 2024.

Total Liabilities were $24.0 billion as of December 31, 2024, an increase of $1.8 billion from December 31, 2023. The increase in Total Liabilities was principally due to an increase of $2.6 billion in total liabilities attributable to consolidated operating partnerships, partially offset by a decrease of $866.0 million in total liabilities attributable to consolidated Blackstone funds.

•
The increase in total liabilities attributable to consolidated operating partnerships was primarily due to increases of $839.9 million in Accrued Compensation and Benefits, $837.5 million in Accounts Payable, Accrued Expenses and Other Liabilities and $616.5 million in Loans Payable.

o	The increase in Accrued Compensation and Benefits was primarily due to an increase in compensation-related accruals.
o	The increase in Accounts Payable, Accrued Expenses and Other Liabilities was primarily due to an increase in derivative liabilities.
o	The increase in Loans Payable was primarily due to the issuance of senior notes during the quarter ended December 31, 2024.

•
The decrease in total liabilities attributable to consolidated Blackstone funds was primarily due to decreases of $599.6 million in Loans Payable and $322.4 million in Accounts Payable, Accrued Expenses and Other Liabilities, which were primarily due to the deconsolidation of two CLOs during the year ended December 31, 2024.

Sources and Uses of Liquidity
On December 6, 2024, Blackstone, through its indirect subsidiary Blackstone Reg Finance Co. L.L.C., issued $750 million aggregate principal amount of 5.000% senior notes due December 6, 2034 pursuant to a Registration Statement on
Form S-3.
For additional information see Note 12. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing and “— Notable Transactions”.
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes and other borrowings, liquid investments we hold on our balance sheet and access to our $4.325 billion committed revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2024, Blackstone had $2.0 billion in Cash and Cash Equivalents, $1.1 billion invested in Corporate Treasury Investments and $5.8 billion in Other Investments (which included $5.3 billion of liquid investments), against $11.3 billion in borrowings from our bond issuances, and no borrowings outstanding under the Revolving Credit Facility. In February 2025, we drew $900.0 million under the Revolving Credit Facility.

In addition to the cash we receive from our notes offerings and availability under the Revolving Credit Facility and other borrowings, we expect to receive (a) cash generated from operating activities, (b) Performance Revenue realizations, and (c) realizations on the fund investments that we make. The amounts received from these three sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events or net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.
We expect that our primary liquidity needs will be cash to (a) provide capital to facilitate the growth of our existing businesses, which includes, without limitation, funding our general partner and co-investment
commitments to our funds and warehousing investments for our funds, (b) provide capital for business expansion, (c) pay operating expenses, including cash compensation to our employees, and other obligations as they arise, including servicing debts, (d) pay income taxes and (e) pay dividends to our stockholders, make distributions to the holders of Blackstone Holdings Partnership Units and make repurchases under our share repurchase program. For a tabular presentation of Blackstone’s contractual obligations and the expected timing of such see “— Contractual Obligations.”

Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2024 consisted of the following:

	Blackstone and General Partner (a)		Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$22,665	$100,000	$7,555
BREP VIII	300,000	31,334	100,000	10,445
BREP IX	300,000	46,352	100,000	15,451
BREP X	300,000	202,928	100,000	67,643
BREP Europe III	100,000	11,257	35,000	3,752
BREP Europe IV	130,000	19,109	43,333	6,370
BREP Europe V	150,000	16,097	43,333	4,650
BREP Europe VI	130,000	40,173	43,333	13,391
BREP Europe VII	130,000	97,712	43,333	32,571
BREP Asia I	50,392	10,342	16,797	3,447
BREP Asia II	70,707	12,525	23,569	4,175
BREP Asia III	81,078	52,598	27,026	17,533
BREDS III	50,000	11,721	16,667	3,907
BREDS IV	50,000	15,751	49,113	15,471
BREDS V	50,000	42,448	48,070	40,809
BPP	232,243	23,559	—	—
Other (c)	41,986	17,529	—	—

Total Real Estate	2,466,406	674,100	789,574	247,170

continued...

	Blackstone and General Partner (a)		Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Private Equity
BCP V	629,356	30,642	—	—
BCP VI	719,718	81,400	250,000	28,275
BCP VII	500,000	30,128	225,000	13,557
BCP VIII	500,000	154,646	225,000	69,590
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	12,018	26,667	4,006
BEP III	80,000	32,198	26,667	10,733
BETP IV	80,000	80,000	26,667	26,667
BCEP I	117,747	27,016	18,992	4,358
BCEP II	160,000	98,311	32,640	20,055
BCP Asia I	40,000	5,869	13,333	1,956
BCP Asia II	100,000	70,478	33,333	23,493
Tactical Opportunities	492,772	196,071	164,257	65,357
Secondaries	1,501,922	702,125	1,166,636	563,675
BIP	428,876	74,227	—	—
BXLS	173,414	100,269	37,350	21,298
BXG	166,154	106,351	54,607	34,829
Other (c)	290,209	29,163	—	—

Total Private Equity	6,610,168	2,335,640	2,526,149	1,112,849

Credit & Insurance
Mezzanine / Opportunistic II	120,000	29,059	110,101	26,662
Mezzanine / Opportunistic III	130,783	34,664	98,118	26,006
Mezzanine / Opportunistic IV	122,000	57,092	115,979	54,275
Mezzanine / Opportunistic V	63,252	63,252	21,084	21,084
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	93,648	146,432	90,815
Energy I	80,000	36,700	75,445	34,611
Energy II	150,000	103,458	149,036	102,793
Green Energy III	127,000	98,481	119,036	92,305
Energy SMAs	53,937	25,956	2,528	1,130
European Senior Debt I	63,000	5,084	56,882	4,590
European Senior Debt II	92,288	32,492	89,599	31,589
European Senior Debt III	23,870	13,715	7,957	4,572
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	24,385	12,001
Direct Lending SMAs	87,253	52,556	16,328	8,887
Other (c)	77,923	26,264	34,985	4,308

Total Credit & Insurance	1,544,908	756,415	1,238,443	584,413

continued...

	Blackstone and General Partner (a)		Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance II	50,000	1,482	—	—
Strategic Alliance III	22,000	23,617	—	—
Strategic Alliance IV	15,000	10,712	—	—
Dislocation	20,000	12,322	—	—
Other (c)	4,775	2,240	—	—

Total Multi-Asset Investing	111,775	50,373	—	—

Other
Treasury (d)	2,758,552	2,563,381	—	—

	$13,491,809	$6,379,912	$4,554,166	$1,944,432

(a)
We expect our commitments to be drawn down over time and to be funded by available cash and cash generated from operations and realizations. Taking into account prevailing market conditions and both the liquidity and cash or liquid investment balances, we believe that the sources of liquidity described above will be more than sufficient to fund our working capital requirements. Additionally, for some of the general partner commitments shown in the table above, we require our senior managing directors and certain other professionals to fund a portion of the commitment even though the ultimate obligation to fund the aggregate commitment is ours pursuant to the governing agreements of the respective funds. The amounts of the aggregate applicable general partner original and remaining commitment are shown in the table above. Remaining commitment may exceed original commitment due to recallable capital.

(b)
Includes the full portion of our commitments (1) required to be funded by senior managing directors and certain other professionals and (2) that are elected by such individuals to be funded for the life of a fund, where such fund permits such election. Excludes amounts that are elected by such individuals to be funded on an annual basis and certain de minimis commitments funded by such individuals in certain carry funds.

(c)	Represents capital commitments to a number of other funds in each respective segment.
(d)	Represents loan origination commitments, revolver commitments and capital market commitments.
For a tabular presentation of the timing of Blackstone’s remaining capital commitments to our funds, the funds we invest in and our investment strategies see “— Contractual Obligations”.
Borrowings
As of December 31, 2024, Blackstone Holdings Finance Co. L.L.C. and Blackstone Reg Finance Co. L.L.C. (each an “Issuer” and together the “Issuers”), both indirect subsidiaries of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

Senior Notes (a)	Aggregate Principal Amount (Dollars/Euros in Thousands)
2.000%, Due 5/19/2025	€300,000
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
5.900%, Due 11/3/2027	$600,000
1.625%, Due 8/5/2028	$650,000
1.500%, Due 4/10/2029	€600,000
2.500%, Due 1/10/2030	$500,000
1.600%, Due 3/30/2031	$500,000
2.000%, Due 1/30/2032	$800,000
2.550%, Due 3/30/2032	$500,000
6.200%, Due 4/22/2033	$900,000
3.500%, Due 6/1/2034	€500,000
5.000%, Due 12/6/2034 (b)	$750,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000
3.500%, Due 9/10/2049	$400,000
2.800%, Due 9/30/2050	$400,000
2.850%, Due 8/5/2051	$550,000
3.200%, Due 1/30/2052	$1,000,000

$11,320,800

(a)
The Notes are unsecured and unsubordinated obligations of the Issuers, as applicable, and are fully and unconditionally guaranteed, jointly and severally, by Blackstone Inc. and each of the Blackstone Holdings Partnerships (the “Guarantors”). The Notes contain customary covenants and financial restrictions that, among other things, limit the Issuers and the guarantors’ ability, subject to certain exceptions, to incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The Notes also contain customary events of default. All or a portion of the Notes may be redeemed at our option, in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the Notes are subject to repurchase at the repurchase price as set forth in the Notes.

(b)
The Registered 2034 Notes’ Guarantors and Issuer, Blackstone Reg Finance Co. L.L.C. (collectively, the “Obligor Group”) do not have material assets, liabilities and results of operations, with the exception of certain amounts already disclosed in our consolidated financial statements (specifically, goodwill, the majority of our deferred tax assets, the Tax Receivable Agreement liability and the Registered 2034 Notes). Therefore, we have excluded the summarized financial information for the Obligor Group due to management’s belief that such summarized financial information would be repetitive and would not provide material information to investors. For additional information see “— Notable Transactions” and Note 12. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Blackstone, through Blackstone Holdings Finance Co. L.L.C., has a $4.325 billion unsecured revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A., as administrative agent with a maturity date of December 15, 2028. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits.
The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning
assets under management, each tested quarterly.
For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and the Revolving Credit Facility see “— Contractual Obligations”.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2024 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2025	2026-2027	2028-2029	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$180,493	$367,948	$380,512	$919,296	$1,848,249
Purchase Obligations	126,174	148,459	19,991	976	295,600
Blackstone Operating Borrowings (b)	318,843	1,538,876	1,285,330	8,217,700	11,360,749
Interest on Blackstone Operating Borrowings (c)	422,762	825,184	714,130	3,368,535	5,330,611
Borrowings of Consolidated Blackstone Funds	—	—	—	99,419	99,419
Interest on Borrowings of Consolidated Blackstone Funds	—	15,662	15,662	14,032	45,356
Blackstone Funds Capital Commitments to Investee Funds (d)	127,215	—	—	—	127,215
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	43,954	205,716	252,970	1,342,197	1,844,837
Unrecognized Tax Benefits, Including Interest and Penalties (f)	—	—	—	—	—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	6,379,912	—	—	—	6,379,912

Consolidated Contractual Obligations	7,599,353	3,101,845	2,668,595	13,962,155	27,331,948
Borrowings of Consolidated Blackstone Funds	—	—	—	(99,419)	(99,419)
Interest on Borrowings of Consolidated Blackstone Funds	—	(15,662)	(15,662)	(14,032)	(45,356)
Blackstone Funds Capital Commitments to Investee Funds (d)	(127,215)	—	—	—	(127,215)

Blackstone Operating Entities Contractual Obligations	$7,472,138	$3,086,183	$2,652,933	$13,848,704	$27,059,958

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

(b)
Represents the principal amounts due on our senior notes and secured borrowings. For our senior notes, we assume no pre-payments
and the borrowings are held until their final maturity. For our secured borrowings we project prepayments based on the performance of the underlying assets and principal may be paid down in full prior to their stated maturity. As of December 31, 2024, we had no borrowings outstanding under the Revolving Credit Facility. In February 2025, we drew $900.0 million under the Revolving Credit Facility.

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
These amounts include commitment fees for unutilized borrowings under the Revolving Credit Facility.

(d)
These obligations represent commitments of the consolidated Blackstone Funds to make capital contributions to investee funds and portfolio companies. These amounts are generally due on demand and are therefore presented in the less than one year category.

(e)
Represents obligations by Blackstone’s corporate subsidiary to make payments under the Tax Receivable Agreements to certain non-controlling
interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s IPO in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings actually realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the consolidated financial statements and shown in Note 17. “Related Party Transactions” (see “ — Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling
interest holders.

(f)
Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $250.9 million and interest of $87.3 million as of December 31, 2024; therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our consolidated financial statements as of December 31, 2024.

Clawback Obligations
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceed the amount due to Blackstone based on cumulative results of that fund. The amounts and nature of Blackstone’s clawback obligations are described in Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “ — Item 8. Financial Statements and Supplementary Data” of this filing.
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
During the year ended December 31, 2024, Blackstone repurchased 4.0 million shares of common stock at a total cost of $520.4 million. As of December 31, 2024, the amount remaining available for repurchases under the program was $1.8 billion.
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
The following graph shows fiscal quarterly and annual per common stockholder dividends for 2024, 2023 and 2022. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2024, we paid to stockholders of our common stock a dividend of $0.83, $0.82, $0.86 and $1.44 per share in respect of the first, second, third and fourth quarters, respectively, aggregating to $3.95 per share of common stock. With respect to fiscal years 2023 and 2022, we paid stockholders of our common stock aggregate dividends of $3.35 per share and $4.40 per share, respectively.
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
The following table presents information regarding these financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Consolidated Statements of Financial Condition:

	Repurchase Agreements	Securities Sold, Not Yet Purchased

	(Dollars in Millions)
Balance, December 31, 2024	$6.8	$1.9
Balance, December 31, 2023	$—	$3.9
Year Ended December 31, 2024
Average Daily Balance	$56.8	$3.7
Maximum Daily Balance	$268.5	$4.0
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. For a description of our accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “ — Item 8. Financial Statements and Supplementary Data” of this filing.
Principles of Consolidation
For a description of our accounting policy on consolidation, see Note 2. “Summary of Significant Accounting Policies — Consolidation” and Note 8. “Variable Interest Entities” in the “Notes to Consolidated Financial Statements” in “ — Item 8. Financial Statements and Supplementary Data” for detailed information on Blackstone’s involvement with VIEs. The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
The determination that Blackstone holds a controlling financial interest in a Blackstone Fund or investment vehicle significantly changes the presentation of our consolidated financial statements. In our Consolidated Statements of Financial Position included in this filing, we present 100% of the assets and liabilities of consolidated VIEs along with a non-controlling
interest which represents the portion of the consolidated vehicle’s interests held by third parties. However, assets of our consolidated VIEs can only be used to settle obligations of the consolidated VIE and are not available for general use by Blackstone. Further, the liabilities of our consolidated VIEs do not have recourse to the general credit of Blackstone. In the Consolidated Statements of Operations, we eliminate any management fees, Incentive Fees, or Performance Allocations received or accrued from consolidated VIEs as they are considered intercompany transactions. We recognize 100% of the consolidated VIE’s investment income (loss) and allocate the portion of that income (loss) attributable to third-party ownership to non-controlling
interests in arriving at Net Income Attributable to Blackstone Inc.
The assessment of whether we consolidate a Blackstone Fund or investment vehicle we manage requires the application of significant judgment. These judgments are applied both at the time we become involved with the VIE and on an ongoing basis and include, but are not limited to:

•
Determining whether our management fees, Incentive Fees or Performance Allocations represent variable interests — We make judgments as to whether the fees we earn are commensurate with the level of effort required for those fees and at market rates. In making this judgment, we consider, among other things, the extent of third-party investment in the entity and the terms of any other interests we hold in the VIE.

•
Determining whether
kick-out
rights are substantive — We make judgments as to whether the third-party investors in a partnership entity have the ability to remove the general partner, the investment manager or its equivalent, or to dissolve (liquidate) the partnership entity, through a simple majority vote. This includes an evaluation of whether barriers to exercise these rights exist.

•
Concluding whether Blackstone has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE — As there is no explicit threshold in GAAP to define “potentially significant,” management must apply judgment and evaluate both quantitative and qualitative factors to conclude whether this threshold is met.

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Consolidated Financial Statements” in “ — Item 8. Financial Statements and Supplementary Data.” For an additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements.” The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
Management and Advisory Fees, Net
— Blackstone earns base management fees from its customers at a fixed percentage of a calculation base. The range of management fee rates and the calculation base from which they are earned, generally, are as follows:
For vehicles within the Real Estate segment:

•	0.35% to 1.50% of committed capital or invested capital during the investment period or subsequent to the investment period, respectively, for certain drawdown vehicles and co-investment vehicles,
•	0.40% to 1.25% of net asset value for other vehicles, including separately managed accounts, certain perpetual capital vehicles, drawdown vehicles, and co-investment vehicles, and
•
1.50% of BXMT’s net proceeds received from equity offerings and accumulated “distributable earnings” (which is generally equal to its GAAP net income excluding certain non-cash
and other items), subject to certain adjustments.

For vehicles within the Private Equity segment:

•
0.40% to 1.75% of committed capital during the investment period or invested capital or gross investment value subsequent to the investment period for drawdown vehicles and certain co-investment
vehicles,

•	0.50% to 1.75% of invested capital for separately managed accounts and certain co-investment vehicles, and
•	0.75% to 1.25% of net asset value for perpetual capital vehicles.
For vehicles within the Credit & Insurance segment:

•	0.20% to 1.25% of net asset value or fair value of investments for certain separately managed accounts and open-ended vehicles,

•	0.35% to 1.25% of net asset value or gross asset value of our BDCs and certain registered investment companies,
•	0.20% to 0.50% of the aggregate par amount of collateral assets, including principal cash, for CLO vehicles, and
•	0.20% to 1.50% of invested capital for drawdown vehicles and certain separately managed accounts.
For vehicles within the Multi-Asset Investing segment:

•	0.20% to 1.50% of net asset value for all vehicles.
Management fee calculations based on committed capital or invested capital are mechanical in nature and therefore do not require the use of significant estimates or judgments. Management fee calculations based on net asset value, gross asset value, or investment fair value depend on the fair value of the underlying investments within the funds. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds and could vary depending on the valuation methodology that is used as well as economic conditions. See “ — Fair Value” below for further discussion of the judgment required for determining the fair value of the underlying investments.
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
The change in the fair value of the investments held by certain Blackstone Funds is a significant input into the accrued Performance Allocation calculation and accrual for potential repayment of previously received Performance Allocations. Estimates and assumptions are made when determining the fair value of the underlying investments within the funds. See “ — Fair Value” below for further discussion related to significant estimates and assumptions used for determining fair value of the underlying investments.
Fair Value
Blackstone uses fair value throughout the reporting process. For a description of our accounting policies related to valuation, see Note 2. “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Investments, at Fair Value” in the “Notes to Consolidated Financial Statements” in “ — Item 8. Financial Statements and Supplementary Data” of this filing. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
The fair value of the investments held by Blackstone Funds is the primary input to the calculation of certain of our management fees, Incentive Fees, Performance Allocations and the related Compensation we recognize. Generally, Blackstone Funds are accounted for in accordance with the GAAP guidance on investment companies, and under the American Institute of Certified Public Accountants Audit and Accounting Guide,
Investment

Companies
, and reflect their investments, including majority-owned and controlled investments, at fair value. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists management’s determination of fair value is based on the best information available in the circumstances, which may incorporate management’s own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors, including the appropriate risk adjustments for non-performance
and liquidity risks.
Blackstone has also elected the fair value option for certain instruments it owns directly, including loans and receivables, investments in private debt securities and other proprietary investments. Blackstone is required to measure certain financial instruments at fair value, including debt instruments, equity securities and freestanding derivatives.
Fair Value of Investments or Instruments that are Publicly Traded
Securities that are publicly traded and for which a quoted market exists will be valued at the closing price of such securities in the principal market in which the security trades, or in the absence of a principal market, in the most advantageous market on the valuation date. When a quoted price in an active market exists, no block discounts or control premiums are permitted regardless of the size of the public security held. In some cases, securities will include legal and contractual restrictions limiting their purchase and sale for a period of time. A discount to the publicly traded price may be appropriate in instances where a legal restriction is a characteristic of the security, such as may be required under SEC Rule 144. The amount of the discount, if taken, shall be determined based on the time period that must pass before the restricted security becomes unrestricted or otherwise available for sale.
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
For investments valued utilizing the income method and where Blackstone has information rights, we generally have a direct line of communication with each of the companies’ and underlying assets’ finance teams and collect financial data used to support projections used in a discounted cash flow analysis. The valuation team then analyzes the data received and updates the valuation models reflecting any changes in the underlying cash flow projections, weighted-average cost of capital, exit multiple or capitalization rate, and any other valuation input relevant to economic conditions.
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
non-employee
directors.
Income Tax
For a description of our accounting policy on taxes and additional information on taxes see Note 2. “Summary of Significant Accounting Policies” and Note 14. “Income Taxes,” in the “Notes to Consolidated Financial Statements” in “ — Item 8. Financial Statements and Supplementary Data” of this filing.
Our provision for income taxes is comprised of current and deferred taxes. Current income taxes approximate taxes to be paid or refunded for the current period. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the applicable enacted tax rates and laws that will be in effect when such differences are expected to reverse.
Additionally, significant judgment is required in estimating the provision for (benefit from) income taxes, current and deferred tax balances (including any valuation allowance), accrued interest or penalties and uncertain tax positions. In evaluating these judgments, we consider, among other items, projections of taxable income (including the character of such income), beginning with historic results and incorporating assumptions of the amount of future pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates that Blackstone uses to manage its business. To the extent any portion of the deferred tax assets are not considered to be more likely than not to be realized, a valuation allowance is recorded.
Revisions in estimates and/or actual costs of a tax assessment may ultimately be materially different from the recorded accruals and unrecognized tax benefits, if any.

Recent Accounting Developments
Information regarding recent accounting developments and their impact on Blackstone, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in “ — Item 8. Financial Statements and Supplementary Data” of this filing.

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
Effect on Fund Management Fees
Blackstone earns base management fees from its customers at a fixed percentage of a calculation base. For a description of our accounting policy on revenue recognition and management fee calculation bases, generally, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Consolidated Financial Statements” in “ — Item 8. Financial Statements and Supplementary Data.” Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV, gross asset value (“GAV”), or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV or GAV is dependent on the number and types of Blackstone Funds, vehicles, or separately managed accounts in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2024 and December 31, 2023, the percentages of our fund management fees based on the NAV or GAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2024	2023
Fund Management Fees Based on the NAV or GAV of the Applicable Funds or Separately Managed Accounts	47%	47%
Market Risk
The Blackstone Funds hold investments which are reported at fair value and Blackstone invests directly in securities measured at fair value. Based on the fair value as of December 31, 2024 and December 31, 2023, we estimate that a 10% decline in the fair value of investments, excluding equity securities without a readily determinable fair value measured in accordance with the measurement alternative, and certain freestanding derivative instruments would result in the following declines in Management and Advisory Fees, Net, Unrealized Performance Allocations, Net and Unrealized Principal Investment Income:

	December 31,
	2024			2023
	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)	Unrealized Principal Investment Income (c)	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)	Unrealized Principal Investment Income (c)

	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$424,575	$2,399,495	$802,964	$392,340	$2,172,376	$835,037

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline. Presented net of Unrealized Performance Allocations Compensation.
(c)
Represents the reporting date effect of the 10% decline. Also includes the net effect of consolidated funds, which reflects the change on Net Gains from Fund Investment Activities, net of
Non-Controlling
Interests.

The fair value of the investments, derivatives and securities subject to the market risk sensitivities can vary significantly based on a number of factors, including the diversity of the Blackstone Funds’ investment portfolio, market conditions, trading values, similar transactions, financial metrics, and industry comparatives. See “Part I. Item 1A. Risk Factors” above. Also see “ — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value.” We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.
Exchange Rate Risk
Blackstone and the Blackstone Funds hold investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. Additionally, a portion of our management fees are denominated in
non-U.S.
dollar currencies. We estimate that as of December 31, 2024 and December 31, 2023, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management and Advisory Fees, Net, Unrealized Performance Allocations, Net and Unrealized Principal Investment Income:

	December 31,
	2024			2023
	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)(c)	Unrealized Principal Investment Income (b)	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)(c)	Unrealized Principal Investment Income (b)

	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$52,416	$683,852	$82,194	$40,373	$596,201	$74,707

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.
(c)	Presented net of Unrealized Performance Allocations Compensation.

Interest Rate Risk
Blackstone may have debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. As of December 31, 2024 and 2023, Blackstone had $39.9 million outstanding under the Secured Borrowings that is subject to interest at a variable rate. The annualized increase in interest expense due to a 1% increase in interest rates would be $0.4 million as a result of these borrowings for the year ended December 31, 2024 and 2023.
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

	December 31,
	2024			2023
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets

	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$4,042	(a)	$4,807	$6,504	(a)	$12,881

(a)	As of December 31, 2024 and 2023, this represents 0.1% of our portfolio of liquid assets.
Blackstone has U.S. dollar and
non-U.S.
dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of December 31, 2024 and December 31, 2023, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	December 31,
	2024	2023

	(Dollars in Thousands)
Annualized Increase (Decrease) in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$2,388	$1,352
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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2024	2023

	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$1,524	$5,343

(a)	As of December 31, 2024 and 2023, this represents less than 0.1% and 0.1% of our portfolio of liquid assets, respectively.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blackstone Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Blackstone Inc. and subsidiaries (“Blackstone”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited Blackstone’s internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackstone as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in
Internal Control — Integrated Framework (2013)
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair Value of Certain Underlying Investments to determine Performance Allocations and Accrued Performance Allocations — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Blackstone, as a general partner, is entitled to an allocation of income from certain carry fund and open-ended structures (“Blackstone Funds”) assuming certain investment returns are achieved, referred to as “Performance Allocations”. Performance Allocations are made based on either cumulative fund performance to date, subject to a preferred return to limited partners or based on fund or vehicle performance over a period of time, subject to a high water mark and preferred return to investors. The change in the fair value of the underlying investments held by the Blackstone Funds is the significant input into this calculation.
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

•	We assessed the design and tested the operating effectiveness of controls, including those related to management’s review of the techniques and assumptions used in the determination of fair value.
•	We evaluated the appropriateness of management’s assumptions through independent analysis and comparison to external sources.
•	We utilized more experienced audit team members and, as needed, our internal fair value specialists, to assist in the evaluation of management’s valuation methodologies and assumptions (or “inputs”).
•
We performed an iterative risk assessment and based on our evaluation altered the nature, timing and extent of our procedures to focus our testing on the relevant inputs that required a higher degree of management judgment (e.g., cash flow projections, guideline public companies, certain components of the discount rates, capitalization rates and exit multiples used in the calculation of the terminal value). Our procedures included testing the underlying source information of the assumptions, as well as developing a range of independent estimates and comparing those to the inputs used by management.

•	We evaluated management’s valuation methodologies and modeling techniques for appropriateness with the expected methodologies of market participants in developing a fair value estimate.
•
We evaluated the impact of current market events and conditions, as well as relevant comparable transactions, on the valuation techniques and assumptions used by management (e.g., industry and sector performance, cash flow projections, other market fundamentals, and interest rates).

•	When applicable, we inspected industry reports to evaluate the consistency of current valuations with expected industry performance and inclusion of significant economic or industry events.
•	We evaluated management’s ability to accurately estimate fair value by comparing previous estimates of fair value to subsequent executed investment transactions with third parties.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2025
We have served as Blackstone’s auditor since 2006.

Blackstone Inc.
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share Data)

	December 31, 2024	December 31, 2023

Assets
Cash and Cash Equivalents	$1,972,140	$2,955,866
Cash Held by Blackstone Funds and Other	204,052	316,197
Investments	29,800,566	26,146,622
Accounts Receivable	237,930	193,365
Due from Affiliates	5,409,315	4,466,521
Intangible Assets, Net	165,243	201,208
Goodwill	1,890,202	1,890,202
Other Assets	947,859	944,848
Right-of-Use Assets	838,620	841,307
Deferred Tax Assets	2,003,948	2,331,394

Total Assets	$43,469,875	$40,287,530

Liabilities and Equity
Loans Payable	$11,320,956	$11,304,059
Due to Affiliates	2,808,148	2,393,410
Accrued Compensation and Benefits	6,087,700	5,247,766
Operating Lease Liabilities	965,742	989,823
Accounts Payable, Accrued Expenses and Other Liabilities	2,792,314	2,277,258

Total Liabilities	23,974,860	22,212,316

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	801,399	1,179,073

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (731,925,965 shares issued and outstanding as of December 31, 2024; 719,358,114 shares issued and outstanding as of December 31, 2023)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of December 31, 2024 and December 31, 2023)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of December 31, 2024 and December 31, 2023)	—	—
Additional Paid-in-Capital	7,444,561	6,175,190
Retained Earnings	808,079	660,734
Accumulated Other Comprehensive Loss	(40,326)	(19,133)

Total Stockholders’ Equity of Blackstone Inc.	8,212,321	6,816,798
Non-Controlling Interests in Consolidated Entities	6,154,943	5,177,255
Non-Controlling Interests in Blackstone Holdings	4,326,352	4,902,088

Total Equity	18,693,616	16,896,141

Total Liabilities and Equity	$43,469,875	$40,287,530

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

	December 31, 2024	December 31, 2023
Assets
Cash Held by Blackstone Funds and Other	$204,052	$316,197
Investments	3,890,732	4,319,483
Accounts Receivable	45,993	6,995
Due from Affiliates	19,956	12,762
Other Assets	9,807	770

Total Assets	$4,170,540	$4,656,207

Liabilities
Loans Payable	$87,488	$687,122
Due to Affiliates	229,478	123,909
Accounts Payable, Accrued Expenses and Other Liabilities	68,763	391,172

Total Liabilities	$385,729	$1,202,203

See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Management and Advisory Fees, Net	$7,188,936	$6,671,260	$6,303,315

Incentive Fees	964,178	695,171	525,127

Investment Income (Loss)
Performance Allocations
Realized	3,457,746	2,223,841	5,381,640
Unrealized	371,407	(1,691,668)	(3,435,056)
Principal Investments
Realized	332,258	303,823	850,327
Unrealized	380,591	(603,154)	(1,563,849)

Total Investment Income	4,542,002	232,842	1,233,062

Interest and Dividend Revenue	411,159	516,497	271,612
Other	123,693	(92,929)	184,557

Total Revenues	13,229,968	8,022,841	8,517,673

Expenses
Compensation and Benefits
Compensation	3,048,229	2,785,447	2,569,780
Incentive Fee Compensation	373,586	281,067	207,998
Performance Allocations Compensation
Realized	1,432,217	900,859	2,225,264
Unrealized	140,021	(654,403)	(1,470,588)

Total Compensation and Benefits	4,994,053	3,312,970	3,532,454
General, Administrative and Other	1,361,909	1,117,305	1,092,671
Interest Expense	443,688	431,868	317,225
Fund Expenses	19,676	118,987	30,675

Total Expenses	6,819,326	4,981,130	4,973,025

Other Income (Loss)
Change in Tax Receivable Agreement Liability	(41,246)	(27,196)	22,283
Net Gains (Losses) from Fund Investment Activities	90,084	(56,801)	(105,142)

Total Other Income (Loss)	48,838	(83,997)	(82,859)

Income Before Provision for Taxes	6,459,480	2,957,714	3,461,789
Provision for Taxes	1,021,671	513,461	472,880

Net Income	5,437,809	2,444,253	2,988,909
Net Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(61,289)	(245,518)	(142,890)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	473,826	224,155	107,766
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	2,248,764	1,074,736	1,276,402

Net Income Attributable to Blackstone Inc.	$2,776,508	$1,390,880	$1,747,631

Net Income Per Share of Common Stock
Basic	$3.62	$1.84	$2.36

Diluted	$3.62	$1.84	$2.36

Weighted-Average Shares of Common Stock Outstanding
Basic	766,487,450	755,204,556	740,664,038

Diluted	766,646,508	755,419,936	740,942,399

See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022

Net Income	$5,437,809	$2,444,253	$2,988,909
Other Comprehensive Income (Loss) - Currency Translation Adjustment	(76,662)	59,698	(32,523)

Comprehensive Income	5,361,147	2,503,951	2,956,386

Less:
Comprehensive Loss Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	(95,256)	(199,998)	(163,263)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	473,826	224,155	107,766
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	2,227,262	1,080,572	1,272,101

Comprehensive Income Attributable to Non-Controlling Interests	2,605,832	1,104,729	1,216,604

Comprehensive Income Attributable to Blackstone Inc.	$2,755,315	$1,399,222	$1,739,782

See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2021	704,339,774	$7	$5,794,727	$3,647,785	$(19,626)	$9,422,893	$5,600,653	$6,614,472	$21,638,018	$68,028
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	—	—	—	1,146,410
Net Income (Loss)	—	—	—	1,747,631	—	1,747,631	107,766	1,276,402	3,131,799	(142,890)
Currency Translation Adjustment	—	—	—	—	(7,849)	(7,849)	—	(4,301)	(12,150)	(20,373)
Capital Contributions	—	—	—	—	—	—	739,660	9,868	749,528	555,693
Capital Distributions	—	—	—	(3,647,310)	—	(3,647,310)	(1,091,798)	(2,881,343)	(7,620,451)	(180,200)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	—	—	—	—	(299,801)	—	(299,801)	288,338
Deferred Tax Effects on Equity Transactions	—	—	6,690	—	—	6,690	—	—	6,690	—
Equity-Based Compensation	—	—	504,738	—	—	504,738	—	333,645	838,383	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	5,407,340	—	(73,987)	—	—	(73,987)	—	—	(73,987)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,850,000)	—	(391,968)	—	—	(391,968)	—	—	(391,968)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	36,824	—	—	36,824	—	(36,824)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	4,379,809	—	58,249	—	—	58,249	—	(58,249)	—	—

Balance at December 31, 2022	710,276,923	$7	$5,935,273	$1,748,106	$(27,475)	$7,655,911	$5,056,480	$5,253,670	$17,966,061	$1,715,006

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
continued…
See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities

Balance at December 31, 2022	710,276,923	$7	$5,935,273	$1,748,106	$(27,475)	$7,655,911	$5,056,480	$5,253,670	$17,966,061	$1,715,006
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	—	—	—	(53,713)
Net Income (Loss)	—	—	—	1,390,880	—	1,390,880	224,155	1,074,736	2,689,771	(245,518)
Currency Translation Adjustment	—	—	—	—	8,342	8,342	—	5,836	14,178	45,520
Capital Contributions	—	—	—	—	—	—	571,559	9,706	581,265	150,533
Capital Distributions	—	—	—	(2,478,252)	—	(2,478,252)	(666,668)	(1,799,901)	(4,944,821)	(432,755)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	40	—	—	40	(8,271)	—	(8,231)	—
Deferred Tax Effects on Equity Transactions	—	—	2,467	—	—	2,467	—	—	2,467	—
Equity-Based Compensation	—	—	614,645	—	—	614,645	—	398,830	1,013,475	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	7,745,355	—	(66,762)	—	—	(66,762)	—	—	(66,762)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,718,169)	—	(351,262)	—	—	(351,262)	—	—	(351,262)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(15,047)	—	—	(15,047)	—	15,047	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	5,054,005	—	55,836	—	—	55,836	—	(55,836)	—	—

Balance at December 31, 2023	719,358,114	$7	$6,175,190	$660,734	$(19,133)	$6,816,798	$5,177,255	$4,902,088	$16,896,141	$1,179,073

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
continued…
See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities

Balance at December 31, 2023	719,358,114	$7	$6,175,190	$660,734	$(19,133)	$6,816,798	$5,177,255	$4,902,088	$16,896,141	$1,179,073
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	87,643	—	87,643	1,065
Net Income (Loss)	—	—	—	2,776,508	—	2,776,508	473,826	2,248,764	5,499,098	(61,289)
Currency Translation Adjustment	—	—	—	—	(21,193)	(21,193)	—	(21,502)	(42,695)	(33,967)
Capital Contributions	—	—	—	—	—	—	936,217	11,588	947,805	70,483
Capital Distributions	—	—	—	(2,629,163)	—	(2,629,163)	(579,631)	(1,806,608)	(5,015,402)	(284,875)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	(134)	—	—	(134)	59,633	—	59,499	(69,091)
Deferred Tax Effects on Equity Transactions	—	—	(196,172)	—	—	(196,172)	—	—	(196,172)	—
Equity-Based Compensation	—	—	686,218	—	—	686,218	—	432,546	1,118,764	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	10,565,137	—	(140,636)	—	—	(140,636)	—	—	(140,636)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,964,353)	—	(520,429)	—	—	(520,429)	—	—	(520,429)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	1,382,158	—	—	1,382,158	—	(1,382,158)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	5,967,067	—	58,366	—	—	58,366	—	(58,366)	—	—

Balance at December 31, 2024	731,925,965	$7	$7,444,561	$808,079	$(40,326)	$8,212,321	$6,154,943	$4,326,352	$18,693,616	$801,399

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022

Operating Activities
Net Income	$5,437,809	$2,444,253	$2,988,909
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Realized Gains on Investments	(4,172,938)	(2,989,636)	(6,474,051)
Changes in Unrealized (Gains) Losses on Investments	(487,013)	683,715	1,828,364
Non-Cash Performance Allocations	(371,407)	1,691,668	3,435,055
Non-Cash Performance Allocations and Incentive Fee Compensation	1,941,899	473,364	931,288
Equity-Based Compensation Expense	1,168,435	987,549	846,349
Amortization of Intangibles	35,965	40,075	67,097
Other Non-Cash Amounts Included in Net Income	(444,772)	(835,230)	(1,341,059)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entity	39,729	—	31,791
Cash Relinquished with Deconsolidation of Fund Entities	(113,224)	(113,589)	—
Accounts Receivable	(78,284)	237,623	177,832
Due from Affiliates	(386,755)	331,623	654,290
Other Assets	(560)	(47,299)	(26,853)
Accrued Compensation and Benefits	(1,211,545)	(1,071,559)	(2,197,446)
Accounts Payable, Accrued Expenses and Other Liabilities	194,581	(40,283)	158,019
Due to Affiliates	16,930	85,733	117,219
Investments Purchased	(2,429,824)	(5,010,341)	(5,228,723)
Cash Proceeds from Sale of Investments	4,342,636	7,189,240	10,368,172

Net Cash Provided by Operating Activities	3,481,662	4,056,906	6,336,253

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(61,409)	(224,231)	(235,497)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	(5,420)	—

Net Cash Used in Investing Activities	(61,409)	(229,651)	(235,497)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(874,024)	(1,003,715)	(1,271,907)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	907,267	708,410	1,268,297
Payments Under Tax Receivable Agreement	(87,508)	(64,634)	(46,880)
Net Settlement of Vested Common Stock and Repurchase of Common Stock	(661,065)	(418,024)	(465,956)
continued…
See notes to consolidated financial statements.

16
3

Blackstone Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2024	2023	2022
Financing Activities (Continued)
Proceeds from Loans Payable	$741,173	$494,975	$3,521,544
Repayment and Repurchase of Loans Payable	(103,221)	(502,460)	(280,768)
Dividends/Distributions to Stockholders and Unitholders	(4,424,183)	(4,268,447)	(6,518,785)

Net Cash Used in Financing Activities	(4,501,561)	(5,053,895)	(3,794,455)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	(14,563)	4,988	(12,318)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	(1,095,871)	(1,221,652)	2,293,983
Beginning of Period	3,272,063	4,493,715	2,199,732

End of Period	$2,176,192	$3,272,063	$4,493,715

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$407,333	$400,333	$261,886

Payments for Income Taxes	$646,872	$569,381	$683,171

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$101,429	$22,049	$34,286

Non-Cash Distributions to Non-Controlling Interest Holders	$(2,070)	$(105,414)	$—

Notes Issuance Costs	$6,082	$—	$30,240

Transfer of Interests to Non-Controlling Interest Holders	$(9,458)	$(8,231)	$(11,463)

Net Settlement of Vested Common Stock	$972,398	$681,004	$387,332

Deferred Tax Asset Effects from Equity Transactions	$(26,035)	$(117,459)	$(120,167)

Change in Due to Affiliates Related to the Impact of Conversions on Tax Receivable Agreements	$208,676	$114,992	$113,477

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Consolidated Statements of Financial Condition:

	December 31, 2024	December 31, 2023
Cash and Cash Equivalents	$1,972,140	$2,955,866
Cash Held by Blackstone Funds and Other	204,052	316,197

	$2,176,192	$3,272,063

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
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Such estimates include those used in the valuation of investments and financial instruments, the measurement of deferred tax balances (including any valuation allowances) and the accounting for Goodwill and equity-based compensation. Actual results could differ from those estimates and such differences could be material.
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
Blackstone’s other disclosures regarding VIEs are discussed in Note 8. “Variable Interest Entities.”
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
Blackstone earns base management fees from its customers at a fixed percentage of a calculation base which is typically net asset value, gross asset value, total fair value of investments, committed capital, total invested capital or remaining invested capital. Blackstone identifies its customers on a fund by fund basis in accordance with

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

the terms and circumstances of the individual fund. Generally the customer is identified as the investors in its managed funds and investment vehicles, but for certain widely held funds or vehicles, the fund or vehicle itself may be identified as the customer. These customer contracts require Blackstone to provide investment management services, which represents a performance obligation that Blackstone satisfies over time. Management fees are a form of variable consideration because the fees Blackstone is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the period because these management fees are payable on a regular basis (typically quarterly) and are not subject to clawback once paid.
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
Management fee offsets are reductions to management fees payable by the investors of the Blackstone Funds, which are based on the amount such investors reimburse the Blackstone Funds or Blackstone primarily for placement fees. Providing investment management services requires Blackstone to arrange for services on behalf of its customers. In those situations where Blackstone is acting as an agent on behalf of the investors of funds, it presents the cost of services as net against management fee revenue. In all other situations, Blackstone is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements. As a result, the cost of those services is presented as Compensation or General, Administrative and Other expense, as appropriate, with any reimbursement from the investors of the funds recorded as Management and Advisory Fees, Net. In cases where the investors of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract. Capitalized placement fees are amortized over the life of the customer contract, are recorded within Other Assets in the Consolidated Statements of Financial Condition and amortization is recorded within General, Administrative and Other within the Consolidated Statements of Operations. In cases where the Blackstone Funds are determined to be the customer in the arrangement, placement fees are generally expensed as incurred. Blackstone may also pay ongoing investor servicing fees to certain distributors of its products. Where Blackstone is the principal in those arrangements, ongoing investor servicing fees are expensed as incurred and are recorded within General, Administrative and Other expense.
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
Performance Allocations are made to the general partner based either on cumulative fund performance to date, subject to a preferred return to limited partners or based on vehicle performance over a period of time, subject to a high water mark and preferred return to investors. At the end of each reporting period, Blackstone calculates the balance of accrued Performance Allocations (“Accrued Performance Allocations”) that would be due to Blackstone for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner or (b) negative performance that would cause the amount due to Blackstone to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. Blackstone ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. Blackstone is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Performance Allocations over the life of a fund. Accrued Performance Allocations as of the reporting date are reflected in Investments in the Consolidated Statements of Financial Condition.
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

•
Level III — Pricing inputs are unobservable for the financial instruments and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category generally include private investments in the equity of operating companies, real estate properties, distressed debt and non-investment grade residual interests in securitizations, investments in non-consolidated CLOs and certain over-the-counter derivatives where the fair value is based on unobservable inputs. For certain investments where the fair value is not readily determinable, net asset value (“NAV”) is applied as a practical expedient.

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

16
9

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

Level III Valuation Techniques
In the absence of observable market prices, Blackstone values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties and investments in non-consolidated CLO vehicles.
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
Private Equity Investments
— The fair values of private equity investments are determined by reference to projected net earnings, EBITDA, public market or private transactions, valuations for comparable companies and other measures which, in many cases, are based on unaudited information at the time received. The methods used to estimate the fair value of private equity investments include the discounted cash flow method. Where a discounted cash flow method is used, a terminal value is derived by reference to EBITDA or price/earnings exit multiples. Valuations may also be derived by reference to observable valuation measures for comparable companies or transactions (for example, multiplying a key performance metric of the investee company, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods.

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
Investments, at Fair Value
Generally, the Blackstone Funds are accounted for as investment companies in accordance with the GAAP guidance on investment companies, and under the American Institute of Certified Public Accountants Audit and Accounting Guide,
Investment Companies
, and reflect their investments, including majority-owned and controlled investments, at fair value. Such consolidated funds’ investments are reflected in Investments on the Consolidated Statements of Financial Condition at fair value, with unrealized gains and losses resulting from changes in fair value reflected as a component of Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations. Fair value is the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, at current market conditions (i.e., the exit price).
Certain principal investments are presented at fair value with unrealized appreciation or depreciation and realized gains and losses recognized in the Consolidated Statements of Operations within Investment Income (Loss).
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
Further disclosure on instruments for which the fair value option has been elected is presented in Note 6. “Fair Value Option.”
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
Certain investments of Blackstone and the consolidated Blackstone funds are valued at NAV per share pursuant to the practical expedient. In limited circumstances, Blackstone may determine, based on its own due diligence and investment procedures, that NAV per share does not represent fair value. In such circumstances, Blackstone will estimate the fair value in good faith and in a manner that it reasonably chooses, in accordance with the requirements of GAAP.
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
Equity Method Investments
Investments in which Blackstone is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. Blackstone has significant influence over all Blackstone Funds in which it invests but does not consolidate. Therefore, its investments in such Blackstone Funds, which generally include both a proportionate and disproportionate allocation of the profits and losses (as is the case with funds that include a Performance Allocation), are accounted for under the equity method. Under the equity method of accounting, Blackstone’s share of earnings (losses) from equity method investments is included in Investment Income (Loss) in the Consolidated Statements of Operations.
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
Goodwill comprises goodwill arising from the contribution and reorganization of Blackstone’s predecessor entities in 2007 immediately prior to its initial public offering (“IPO”) and the acquisitions of GSO Capital Partners LP in 2008, Strategic Partners in 2013, Harvest Fund Advisors LLC in 2017, Clarus Ventures LLC in 2018 and DCI LLC in 2020. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of Blackstone’s operating segments is less than their respective carrying values.

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
Non-Controlling Interests in Consolidated Entities
Non-Controlling
Interests in Consolidated Entities represent the component of Equity in general partner entities and consolidated Blackstone Funds held by third-party investors and employees. The percentage interests in consolidated Blackstone Funds held by third parties and employees is adjusted for general partner allocations and by subscriptions and redemptions in funds of hedge funds and certain credit-focused funds which occur during the reporting period. Income (Loss) and other comprehensive income, if applicable, arising from the respective entities is allocated to non-controlling
interests in consolidated entities based on the relative ownership interests of third-party investors and employees after considering any contractual arrangements that govern the allocation of income (loss) such as fees allocable to Blackstone Inc.
Redeemable Non-Controlling Interests in Consolidated Entities
Investors in certain consolidated vehicles may be granted redemption rights that allow for quarterly or monthly redemption, as outlined in the relevant governing documents. Such redemption rights may be subject to certain limitations, including limits on the aggregate amount of interests that may be redeemed in a given period, may only allow for redemption following the expiration of a specified period of time, or may be withdrawn subject to a redemption fee during the period when capital may not be withdrawn. As a result, amounts relating to third-party interests in such consolidated vehicles are presented as Redeemable
Non-Controlling
Interests in Consolidated Entities within the Consolidated Statements of Financial Condition. When redeemable amounts become legally payable to investors, they are classified as a liability and included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. For all consolidated vehicles in which redemption rights have not been granted, non-controlling
interests are presented within Equity in the Consolidated Statements of Financial Condition as
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
Blackstone takes possession of securities purchased under reverse repurchase agreements and is permitted to repledge, deliver or otherwise use such securities. Blackstone also pledges its financial instruments to counterparties to collateralize repurchase agreements. Financial instruments pledged that can be repledged, delivered or otherwise used by the counterparty are recorded in Investments in the Consolidated Statements of Financial Condition. Additional disclosures relating to repurchase agreements are included in Note 9. “Repurchase Agreements.”
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
Blackstone’s other disclosures regarding derivative financial instruments are discussed in Note 5. “Derivative Financial Instruments.”
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

Additional disclosures relating to leases are discussed in Note 13. “Leases.”
Affiliates
Blackstone considers its Founder, senior managing directors, employees, the Blackstone Funds and the portfolio companies to be affiliates.
Dividends
Dividends are reflected in the consolidated financial statements when declared.
Recent Accounting Developments
In June 2022, the Financial Accounting Standards Board issued amended guidance addressing certain sale restrictions on equity securities measured at fair value. The guidance requires that reporting entities not consider contractual sale restrictions that prohibit the sale of equity securities when measuring fair value and introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The new guidance was effective for Blackstone beginning January 1, 2024, was adopted on a prospective basis and did not result in a change in measurement of equity securities upon adoption. Related disclosures are included within the consolidated financial statements.

3.	Goodwill and Intangible Assets
The carrying value of Goodwill was $1.9 billion as of December 31, 2024 and 2023. At December 31, 2024 and 2023, Blackstone determined there was no evidence of Goodwill impairment.
At December 31, 2024 and 2023, Goodwill has been allocated to each of Blackstone’s four segments as follows: Real Estate ($421.7 million), Private Equity ($870.0 million), Credit & Insurance ($366.7 million) and Multi-Asset Investing ($231.8 million).
Intangible Assets, Net consists of the following:

	December 31,
	2024	2023
Finite-Lived Intangible Assets/Contractual Rights	$1,769,372	$1,769,372
Accumulated Amortization	(1,604,129)	(1,568,164)

Intangible Assets, Net	$165,243	$201,208

Changes in Blackstone’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2024	2023	2022
Balance, Beginning of Year	$201,208	$217,287	$284,384
Amortization Expense	(35,965)	(40,075)	(67,097)
Acquisitions	—	23,996	—

Balance, End of Year	$165,243	$201,208	$217,287

Amortization of Intangible Assets held at December 31, 2024 is expected to be $35.9 million, $35.7 million, $34.6 million, $17.8 million and $16.6 million for each of the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively. Blackstone’s Intangible Assets as of December 31, 2024 are expected to amortize over a weighted-average period of 5.3 years.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.	Investments
Investments consist of the following:

	December 31,
	2024	2023
Investments of Consolidated Blackstone Funds	$3,890,732	$4,319,483
Equity Method Investments
Partnership Investments	6,546,728	5,924,275
Accrued Performance Allocations	12,397,366	10,775,355
Corporate Treasury Investments	1,147,328	803,870
Other Investments	5,818,412	4,323,639

	$29,800,566	$26,146,622

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $439.7 million and $1.0 billion at December 31, 2024 and December 31, 2023, respectively.
Where appropriate, the accounting for Blackstone’s investments incorporates the changes in fair value of those investments as determined under GAAP. The significant inputs and assumptions required to determine the change in fair value of the investments of Consolidated Blackstone Funds, Corporate Treasury Investments and Other Investments are discussed in more detail in Note 7. “Fair Value Measurements of Financial Instruments.”
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Realized Gains (Losses)	$(19,139)	$(42,756)	$99,457
Net Change in Unrealized Gains (Losses)	92,834	(80,416)	(264,204)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	73,695	(123,172)	(164,747)
Interest and Dividend Revenue, Foreign Exchange Gains and Other Gains Attributable to Consolidated Blackstone Funds	16,389	66,371	59,605

Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities	$90,084	$(56,801)	$(105,142)

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the years ended December 31, 2024, 2023 and 2022, no individual equity method investment held by Blackstone met the significance criteria.

1
80

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $605.4 million, $245.8 million and $292.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The summarized financial information of Blackstone’s equity method investments for December 31, 2024 are as follows:

	December 31, 2024 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
Statement of Financial Condition
Assets
Investments	$270,306,524	$226,288,905	$120,658,563	$33,758,058	$651,012,050
Other Assets	14,990,868	7,948,890	6,511,331	2,409,862	31,860,951

Total Assets	$285,297,392	$234,237,795	$127,169,894	$36,167,920	$682,873,001

Liabilities and Equity
Debt	$112,085,824	$27,581,552	$49,403,806	$266,931	$189,338,113
Other Liabilities	6,752,800	3,773,648	4,680,341	645,001	15,851,790

Total Liabilities	118,838,624	31,355,200	54,084,147	911,932	205,189,903

Equity	166,458,768	202,882,595	73,085,747	35,255,988	477,683,098

Total Liabilities and Equity	$285,297,392	$234,237,795	$127,169,894	$36,167,920	$682,873,001

Statement of Operations
Interest Income	$4,539,867	$697,624	$9,567,357	$204,281	$15,009,129
Other Income	10,702,305	2,618,913	1,151,506	10,959	14,483,683
Interest Expense	(7,581,761)	(1,718,896)	(2,913,721)	(10,922)	(12,225,300)
Other Expenses	(11,570,892)	(2,223,931)	(2,020,440)	(153,459)	(15,968,722)
Net Realized and Unrealized Gain (Loss) from Investments	(4,805,753)	23,076,302	2,056,892	3,621,672	23,949,113

Net Income (Loss)	$(8,716,234)	$22,450,012	$7,841,594	$3,672,531	$25,247,903

1
81

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2023 are as follows:

	December 31, 2023 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
Statement of Financial Condition
Assets
Investments	$283,919,193	$196,798,070	$91,574,839	$30,667,406	$602,959,508
Other Assets	12,496,703	5,514,318	4,995,562	4,354,754	27,361,337

Total Assets	$296,415,896	$202,312,388	$96,570,401	$35,022,160	$630,320,845

Liabilities and Equity
Debt	$113,462,431	$22,205,324	$37,327,026	$179,610	$173,174,391
Other Liabilities	7,365,824	2,791,378	4,008,215	3,145,046	17,310,463

Total Liabilities	120,828,255	24,996,702	41,335,241	3,324,656	190,484,854

Equity	175,587,641	177,315,686	55,235,160	31,697,504	439,835,991

Total Liabilities and Equity	$296,415,896	$202,312,388	$96,570,401	$35,022,160	$630,320,845

Statement of Operations
Interest Income	$4,673,775	$1,779,971	$8,890,426	$20,995	$15,365,167
Other Income	10,786,480	1,130,841	324,061	382,840	12,624,222
Interest Expense	(6,614,272)	(1,340,522)	(2,583,654)	(5,872)	(10,544,320)
Other Expenses	(11,705,874)	(2,631,916)	(1,691,066)	(273,193)	(16,302,049)
Net Realized and Unrealized Gain (Loss) from Investments	(7,330,220)	12,955,425	1,124,916	2,579,602	9,329,723

Net Income (Loss)	$(10,190,111)	$11,893,799	$6,064,683	$2,704,372	$10,472,743

1
82

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2022 are as follows:

	December 31, 2022 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
Statement of Financial Condition
Assets
Investments	$295,985,447	$190,972,309	$87,362,311	$29,969,945	$604,290,012
Other Assets	13,601,083	3,529,890	6,345,260	3,743,263	27,219,496

Total Assets	$309,586,530	$194,502,199	$93,707,571	$33,713,208	$631,509,508

Liabilities and Equity
Debt	$118,075,949	$23,197,140	$39,049,599	$244,796	$180,567,484
Other Liabilities	7,735,780	2,187,967	5,644,625	1,215,788	16,784,160

Total Liabilities	125,811,729	25,385,107	44,694,224	1,460,584	197,351,644

Equity	183,774,801	169,117,092	49,013,347	32,252,624	434,157,864

Total Liabilities and Equity	$309,586,530	$194,502,199	$93,707,571	$33,713,208	$631,509,508

Statement of Operations
Interest Income	$2,917,115	$2,017,933	$5,764,150	$11,052	$10,710,250
Other Income	9,432,802	1,047,067	690,193	64,156	11,234,218
Interest Expense	(3,644,118)	(761,405)	(1,450,447)	(2,743)	(5,858,713)
Other Expenses	(11,089,520)	(2,246,183)	(1,303,902)	(141,596)	(14,781,201)
Net Realized and Unrealized Gain (Loss) from Investments	7,807,056	2,252,738	(1,330,895)	377,489	9,106,388

Net Income	$5,423,335	$2,310,150	$2,369,099	$308,358	$10,410,942

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
Accrued Performance Allocations, December 31, 2023	$2,990,602	$7,093,920	$599,779	$91,054	$10,775,355
Performance Allocations as a Result of Changes in Fund Fair Values	(490,902)	3,801,294	471,043	222,708	4,004,143
Foreign Exchange Gain	5,124	—	—	—	5,124
Fund Distributions	(518,807)	(1,433,278)	(268,973)	(166,198)	(2,387,256)

Accrued Performance Allocations, December 31, 2024	$1,986,017	$9,461,936	$801,849	$147,564	$12,397,366

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third-party advisors
. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

18
3

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2024	2023	2022
Realized Gains (Losses)	$(3,234)	$(4,881)	$(21,511)
Net Change in Unrealized Gains	17,269	17,392	(57,426)

	$14,035	$12,511	$(78,937)

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $356.3 million as of December 31, 2024. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 7. “Fair Value Measurements of Financial Instruments” for additional detail. Upward and downward adjustments related to such investments held as of December 31, 2024 were $20.4 million and $7.6 million, respectively, during the year ended December 31, 2024, and $211.3 million and $12.4 million on a cumulative basis since the inception of the investments, respectively. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Year Ended December 31,
	2024	2023	2022
Realized Gains (Losses)	$6,570	$(19,346)	$203,327
Net Change in Unrealized Gains (Losses)	436,061	(47,017)	(1,128,244)

	$442,631	$(66,363)	$(924,917)

5.	Derivative Financial Instruments
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

	December 31, 2024				December 31, 2023
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$624,740	$166,126	$600,000	$107,425	$634,840	$145,798	$607,000	$86,589
Foreign Currency Contracts	239,365	4,030	479,383	14,198	387,102	11,442	334,228	3,538
Credit Default Swaps	—	—	640	10	3,108	479	3,748	508
Total Return Swaps	58,263	10,153	—	—	63,158	13,171	—	—
Equity Options	—	—	1,139,400	938,216	—	—	1,110,490	563,986

	922,368	180,309	2,219,423	1,059,849	1,088,208	170,890	2,055,466	654,621

Investments of Consolidated Blackstone Funds
Interest Rate Contracts	785,790	13,243	915,215	15,918	855,683	19,189	—	—

	785,790	13,243	915,215	15,918	855,683	19,189	—	—

	$1,708,158	$193,552	$3,134,638	$1,075,767	$1,943,891	$190,079	$2,055,466	$654,621

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2024	2023	2022
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$1,051	$24,291	$15,319
Foreign Currency Contracts	9,193	443	(8,520)
Credit Default Swaps	75	(413)	(231)
Total Return Swaps	21,080	15,775	1,654

	31,399	40,096	8,222

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	10,291	(87,177)	167,706
Foreign Currency Contracts	(17,954)	3,288	9,666
Credit Default Swaps	(55)	363	73
Total Return Swaps	(2,837)	6,381	5,290
Equity Options	(374,230)	(515,405)	(48,581)

	(384,785)	(592,550)	134,154

	$(353,386)	$(552,454)	$142,376

As of December 31, 2024, 2023 and 2022, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.

18
5

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2024	2023
Assets
Loans and Receivables	$100,866	$60,738
Equity and Preferred Securities	4,498,617	2,894,302
Debt Securities	63,671	63,486
Assets of Consolidated CLO Vehicles
Corporate Loans	62,426	938,801

	$4,725,580	$3,957,327

Liabilities
CLO Notes Payable	$87,488	$687,122
Corporate Treasury Commitments	368	1,264

	$87,856	$688,386

18
6

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2024		2023		2022
		Net Change		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized	Realized	in Unrealized
	Gains	Gains	Gains	Gains	Gains	Gains
	(Losses)	(Losses)	(Losses)	(Losses)	(Losses)	(Losses)
Assets
Loans and Receivables	$(4,849)	$12	$(8,053)	$4,886	$(10,733)	$(464)
Equity and Preferred Securities	9,431	(48,209)	(1,439)	(122,605)	22,285	(91,338)
Debt Securities	—	(2,694)	—	(3,884)	(22,240)	(19,490)
Assets of Consolidated CLO Vehicles
Corporate Loans	(3,828)	2,889	(6,063)	8,728	—	—

	$754	$(48,002)	$(15,555)	$(112,875)	$(10,688)	$(111,292)

Liabilities
CLO Notes Payable	$—	$2,178	$—	$282	$—	$—
Corporate Treasury Commitments	—	896	—	6,880	—	(7,508)

	$—	$3,074	$—	$7,162	$—	$(7,508)

The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2024			December 31, 2023
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess		Excess	Excess		Excess
	(Deficiency)		(Deficiency)	(Deficiency)		(Deficiency)
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$2,769	$—	$—	$675	$—	$—
Debt Securities	(55,890)	—	—	(52,577)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	(2,478)	1,359	—	(8,751)	1,345	—

	$(55,599)	$1,359	$—	$(60,653)	$1,345	$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of December 31, 2024 and 2023, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of December 31, 2024 and 2023, there were two Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected that were past due but was not in non-accrual status.

18
7

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

7.	Fair Value Measurements of Financial Instruments
Financial Assets and Liabilities by the Fair Value Hierarchy
The following tables summarize the valuation of Blackstone’s financial assets and liabilities by the fair value hierarchy:

	December 31, 2024
	Level I	Level II	Level III	NAV (a)	Total
Assets
Cash and Cash Equivalents	$60,799	$—	$—	$—	$60,799

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)	12,076	155,316	3,158,254	473,496	3,799,142
Debt Instruments	—	63,159	15,188	—	78,347
Freestanding Derivatives	—	13,243	—	—	13,243

Total Investments of Consolidated Blackstone Funds	12,076	231,718	3,173,442	473,496	3,890,732
Corporate Treasury Investments	67,729	565,968	450,345	63,286	1,147,328
Other Investments	2,089,838	3,182,353	179,522	6,289	5,458,002

Total Investments	2,169,643	3,980,039	3,803,309	543,071	10,496,062

Accounts Receivable — Loans and Receivables	—	—	100,866	—	100,866

Other Assets — Freestanding Derivatives	—	170,156	10,153	—	180,309

	$2,230,442	$4,150,195	$3,914,328	$543,071	$10,838,036

Liabilities
Loans Payable — CLO Notes Payable	$—	$87,488	$—	$—	$87,488

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds — Freestanding Derivatives	—	15,918	—	—	15,918
Freestanding Derivatives	—	121,633	938,216	—	1,059,849
Contingent Consideration	—	—	504	—	504
Corporate Treasury Commitments	—	—	368	—	368
Securities Sold, Not Yet Purchased	1,916	—	—	—	1,916

Total Accounts Payable, Accrued Expenses and Other Liabilities	1,916	137,551	939,088	—	1,078,555

	$1,916	$225,039	$939,088	$—	$1,166,043

18
8

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2023
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$263,574	$—	$—	$—	$263,574

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)	11,118	123,022	2,653,246	558,259	3,345,645
Debt Instruments	—	924,264	30,385	—	954,649
Freestanding Derivatives	—	19,189	—	—	19,189

Total Investments of Consolidated Blackstone Funds	11,118	1,066,475	2,683,631	558,259	4,319,483
Corporate Treasury Investments	72,071	435,430	296,369	—	803,870
Other Investments	1,564,112	2,355,423	223,441	7,275	4,150,251

Total Investments	1,647,301	3,857,328	3,203,441	565,534	9,273,604

Accounts Receivable — Loans and Receivables	—	—	60,738	—	60,738

Other Assets — Freestanding Derivatives	90	157,629	13,171	—	170,890

	$1,910,965	$4,014,957	$3,277,350	$565,534	$9,768,806

Liabilities
Loans Payable — CLO Notes Payable	$—	$687,122	$—	$—	$687,122

Accounts Payable, Accrued Expenses and Other Liabilities
Freestanding Derivatives	436	90,199	563,986	—	654,621
Contingent Consideration	—	—	387	—	387
Corporate Treasury Commitments	—	—	1,264	—	1,264
Securities Sold, Not Yet Purchased	3,886	—	—	—	3,886

Total Accounts Payable, Accrued Expenses and Other Liabilities	4,322	90,199	565,637	—	660,158

	$4,322	$777,321	$565,637	$—	$1,347,280

LLC Limited Liability Company.
(a)	A summary of the investments where the fair value is not readily determinable and NAV is used as a practical expedient as of December 31, 2024 is presented by strategy type below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period

Equity	$421,052	$—	(1)	(1)
Real Estate	52,444	—	(2)	(2)
Private Equity	63,286	50,400	(3)	(3)
Other	6,289	—	(4)	(4)

	$543,071	$50,400

(1)
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

18
9

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(2)	The Real Estate category includes investments in funds that primarily invest in real estate assets. All investments in this category are redeemable as of the reporting date.
(3)
The Private Equity category includes investments in funds that primarily invest in infrastructure. All investments in these categories may not be redeemed at, or within three months of, the reporting date.

(4)
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

(b)	Equity Securities, Partnership and LLC Interest includes investments in investment funds.
Equity Securities Subject to Sale Restrictions
Within Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of $630.9 million as of December 31, 2024. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include certain phased restrictions on sale or transfer, underwriter lock-ups and sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is 2.2 years. Level III equity securities included in Investments of Consolidated Blackstone Funds are illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements. Investments within Other Investments subject to restrictions on sale or transfer as a result of pledge arrangements are discussed in Note 18. “Commitments and Contingencies — Contingencies — Strategic Ventures.”

1
90

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Level III Quantitative Inputs and Assumptions
The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2024. Consistent with presentation in these Notes to Consolidated Financial Statements, this table presents the Level III Investments only of Consolidated Blackstone Funds and therefore does not reflect any other Blackstone
Funds.

						Impact to
						Valuation
						from an
		Valuation	Unobservable		Weighted-	Increase
	Fair Value	Techniques	Inputs	Ranges	Average (a)	in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$3,158,254	Discounted Cash Flows	Discount Rate	4.2% - 39.1%	10.4%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	15.4x	Higher
			Exit Capitalization Rate	3.1% - 15.0%	5.2%	Lower
Debt Instruments	15,188	Third-Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	3,173,442
Corporate Treasury Investments	450,345	Third-Party Pricing	n/a
		Transaction Price	n/a
Loans and Receivables	100,866	Discounted Cash Flows	Discount Rate	8.4% - 11.2%	9.3%	Lower
Other Investments (b)	189,675	Discounted Cash Flows	Discount Rate	7.1% - 7.7%	7.4%	Lower
		Third-Party Pricing	n/a

	$3,914,328

Financial Liabilities
Freestanding Derivatives (c)	$938,216	Option Pricing Model	Volatility	6.0%	n/a	Higher
Other Liabilities (d)	872	Third-Party Pricing	n/a
		Other	n/a

	$939,088

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2023:

						Impact to
						Valuation
						from an
		Valuation	Unobservable		Weighted-	Increase
	Fair Value	Techniques	Inputs	Ranges	Average (a)	in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$2,653,246	Discounted Cash Flows	Discount Rate	3.3% - 38.0%	9.7%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	15.0x	Higher
			Exit Capitalization Rate	3.1% - 12.8%	5.1%	Lower
Debt Instruments	30,385	Third-Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	2,683,631
Corporate Treasury Investments	296,369	Discounted Cash Flows	Discount Rate	11.2% - 22.4%	17.1%	Lower
		Transaction Price	n/a
Loans and Receivables	60,738	Discounted Cash Flows	Discount Rate	8.8% - 14.9%	10.3%	Lower
Other Investments (b)	236,612	Third-Party Pricing	n/a
		Transaction Price	n/a

	$3,277,350

Financial Liabilities
Freestanding Derivatives (c)	$563,986	Option Pricing Model	Volatility	6.3%	n/a	Higher
Other Liabilities (d)	1,651	Third-Party Pricing	n/a
		Other	n/a

	$565,637

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of December 31, 2024 and 2023, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entity is used to project the expected returns relevant for the fair value of the derivative.
(d)	As of December 31, 2024 and 2023, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.
During the year ended December 31, 2024, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Rollforward of Level III Financial Assets and Liabilities
The following tables summarize the changes in financial assets and liabilities measured at fair value for which Blackstone has used Level III inputs to determine fair value and does not include gains or losses that were reported in Level III in prior years or for instruments that were transferred out of Level III prior to the end of the respective reporting period. These tables also exclude financial assets and liabilities measured at fair value on a non-recurring basis. Total realized and unrealized gains and losses recorded for Level III investments are reported in either Investment Income (Loss) or Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations.

	Level III Financial Assets at Fair Value
	Year Ended December 31,
	2024				2023
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total

Balance, Beginning of Period	$2,683,631	$60,738	$373,024	$3,117,393	$4,249,832	$315,039	$30,971	$4,595,842
Transfer In Due to Consolidation and Acquisition	85,540	—	—	85,540	—	—	—	—
Transfer Out Due to Deconsolidation	(14,237)	—	—	(14,237)	(1,453,837)	—	—	(1,453,837)
Transfer Into Level III (b)	35,547	—	109,347	144,894	28,190	—	898	29,088
Transfer Out of Level III (b)	(35,373)	—	(58)	(35,431)	(18,197)	—	(3,374)	(21,571)
Purchases	694,710	857,245	465,775	2,017,730	294,789	284,002	354,202	932,993
Sales	(214,743)	(784,457)	(307,926)	(1,307,126)	(289,721)	(563,732)	(14,542)	(867,995)
Issuances	—	30,028	—	30,028	—	68,450	—	68,450
Settlements (c)	—	(74,742)	(21,261)	(96,003)	—	(70,419)	(8,252)	(78,671)
Changes in Gains (Losses) Included in Earnings	(61,633)	12,054	5,511	(44,068)	(127,425)	27,398	13,121	(86,906)

Balance, End of Period	$3,173,442	$100,866	$624,412	$3,898,720	$2,683,631	$60,738	$373,024	$3,117,393

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$(9,279)	$(1,297)	$(1,368)	$(11,944)	$(94,828)	$2,227	$7,725	$(84,876)

	Level III Financial Liabilities at Fair Value
	Year Ended December 31,
	2024			2023
	Freestanding Derivatives	Other Liabilities	Total	Freestanding Derivatives	Other Liabilities	Total
Balance, Beginning of Period	$563,986	$1,651	$565,637	$48,581	$8,144	$56,725
Transfer In (Out) Due to Consolidation and Acquisition	—	—	—	—	800	800
Sales	—	—	—	—	(413)	(413)
Changes in Losses (Gains) Included in Earnings	374,230	(779)	373,451	515,405	(6,880)	508,525

Balance, End of Period	$938,216	$872	$939,088	$563,986	$1,651	$565,637

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date	$374,230	$(779)	$373,451	$515,405	$(6,880)	$508,525

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

8.	Variable Interest Entities
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
was
as follows:

	December 31, 2024	December 31, 2023
Investments	$4,537,481	$3,751,591
Due from Affiliates	242,109	203,187
Potential Clawback Obligation	41,908	72,119

Maximum Exposure to Loss	$4,821,498	$4,026,897

Amounts Due to Non-Consolidated VIEs	$855	$223

9.	Repurchase Agreements
As of December 31, 2024, Blackstone pledged securities with a carrying value of $6.8 million. As of December 31, 2023, Blackstone had no Repurchase Agreements and hence no pledged securities.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table provides information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged as of December 31, 2024.

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Loans	$—	$6,758	$—	$—	$6,758

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$6,758

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

10.	Other Assets
Other Assets consists of the following:

	December 31,
	2024	2023
Furniture, Equipment and Leasehold Improvements	$989,518	$937,355
Less: Accumulated Depreciation	(483,200)	(394,602)

Furniture, Equipment and Leasehold Improvements, Net	506,318	542,753
Prepaid Expenses	192,777	207,886
Freestanding Derivatives	180,309	170,890
Other	68,455	23,319

	$947,859	$944,848

Depreciation expense of $98.8 million, $94.1 million and $69.2 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2024, 2023 and 2022, respectively, is included in General, Administrative and Other in the Consolidated Statements of Operations.

11.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of December 31, 2024 and 2023:

	December 31, 2024
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$193,552	$122,391	$54,388	$16,773

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2024
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Pledged	Net Amount

Liabilities
Freestanding Derivatives	$137,551	$125,056	$10	$12,485
Repurchase Agreements	6,758	6,758	—	—

	$144,309	$131,814	$10	$12,485

	December 31, 2023
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount

Assets
Freestanding Derivatives	$190,079	$107,330	$49,532	$33,217

	December 31, 2023
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments (a)	Cash Collateral Pledged

Liabilities
Freestanding Derivatives	$90,635	$87,777	$625	$2,233

(a)
Amounts presented are inclusive of both legally enforceable master netting agreements and financial instruments received or pledged as collateral. Financial instruments received or pledged as collateral offset derivative counterparty risk exposure, but do not reduce net balance sheet exposure.

Repurchase Agreements and Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Consolidated Statements of Financial Condition. See Note 10. “Other Assets” for the components of Other Assets.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of December 31, 2024, the aggregate cash balance on deposit relating to the cash pooling arrangements was $981.9 million, which was offset and reported net of the accompanying overdraft of $981.8 million.

12.	Borrowings
On December 6, 2024, Blackstone, through its indirect subsidiary Blackstone Reg Finance Co. L.L.C., issued $
750
 million
aggregate principal amount of senior notes due December 6, 2034 pursuant to a Registration Statement on Form
S-3
(the “Registered 2034 Notes”). The Registered 2034 Notes have an interest rate of
5.000
% per annum, accruing
from December 6, 2024. Interest on the Registered 2034 Notes is payable semi-annually in arrears on June 6 and December 6 of each year commencing on June 6, 2025.
All of Blackstone’s outstanding senior notes as of December 31, 2024 are unsecured and unsubordinated obligations of Blackstone Holdings Finance Co. L.L.C. or Blackstone Reg Finance Co. L.L.C. (together, the “Issuers”), as applicable, both indirect subsidiaries of Blackstone, that are fully and unconditionally guaranteed by Blackstone Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to senior note issuances have been capitalized and are amortized over the life of each respective note.
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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2024			2023
	Credit Available	Borrowing Outstanding	Effective Interest Rate	Credit Available	Borrowing Outstanding	Effective Interest Rate
Revolving Credit Facility (a)	$4,325,000	$—	-	$4,325,000	$—	—
Blackstone Issued Senior Notes (b)
2.000%, Due 5/19/2025	310,620	310,620	2.10%	331,170	331,170	2.16%
1.000%, Due 10/5/2026	621,240	621,240	1.13%	662,340	662,340	1.16%
3.150%, Due 10/2/2027	300,000	300,000	3.30%	300,000	300,000	3.30%
5.900%, Due 11/3/2027	600,000	600,000	6.13%	600,000	600,000	6.13%
1.625%, Due 8/5/2028	650,000	650,000	1.79%	650,000	650,000	1.79%
1.500%, Due 4/10/2029	621,240	621,240	1.56%	662,340	662,340	1.60%
2.500%, Due 1/10/2030	500,000	500,000	2.73%	500,000	500,000	2.73%
1.600%, Due 3/30/2031	500,000	500,000	1.71%	500,000	500,000	1.71%
2.000%, Due 1/30/2032	800,000	800,000	2.18%	800,000	800,000	2.18%
2.550%, Due 3/30/2032	500,000	500,000	2.67%	500,000	500,000	2.67%
6.200%, Due 4/22/2033	900,000	900,000	6.33%	900,000	900,000	6.33%
3.500%, Due 6/1/2034	517,700	517,700	3.79%	551,950	551,950	3.90%
5.000%, Due 12/6/2034	750,000	750,000	5.23%	—	—	—
6.250%, Due 8/15/2042	250,000	250,000	6.65%	250,000	250,000	6.65%
5.000%, Due 6/15/2044	500,000	500,000	5.16%	500,000	500,000	5.16%
4.450%, Due 7/15/2045	350,000	350,000	4.56%	350,000	350,000	4.56%
4.000%, Due 10/2/2047	300,000	300,000	4.20%	300,000	300,000	4.20%
3.500%, Due 9/10/2049	400,000	400,000	3.61%	400,000	400,000	3.61%
2.800%, Due 9/30/2050	400,000	400,000	2.88%	400,000	400,000	2.88%
2.850%, Due 8/5/2051	550,000	550,000	2.91%	550,000	550,000	2.91%
3.200%, Due 1/30/2052	1,000,000	1,000,000	3.27%	1,000,000	1,000,000	3.27%

	15,645,800	11,320,800		15,032,800	10,707,800
Other (c)
Secured Borrowing, Due 10/27/2033	19,949	19,949	6.94%	19,949	19,949	7.69%
Secured Borrowing, Due 1/29/2035	20,000	20,000	6.94%	20,000	20,000	3.72%

	15,685,749	11,360,749		15,072,749	10,747,749

Borrowings of Consolidated
Blackstone Funds
CLO Notes Payable (d)	99,419	99,419	8.72%	858,133	858,133	7.57%

	99,419	99,419		858,133	858,133

	$15,785,168	$11,460,168		$15,930,882	$11,605,882

(a)
Represents the Revolving Credit Facility of Blackstone, through Blackstone Holdings Finance Co. L.L.C. Interest on the borrowings is based on an adjusted Secured Overnight Finance Rate (“SOFR”) or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of 0.06%. The margin above adjusted SOFR used to calculate interest on borrowings was 0.75% plus an additional credit spread adjustment of 0.10% to account for the difference between London Interbank Offered Rate (“LIBOR”) and SOFR. The

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

margin is subject to change based on Blackstone’s credit rating. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits.
The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning
assets under management, each tested quarterly. As of December 31, 2024 and 2023, Blackstone had outstanding but undrawn letters of credit against the Revolving Credit Facility of $
38.9

million and $
40.3
million, respectively. The amount Blackstone can draw from the Credit Facility is reduced by the undrawn letters of credit, however the Credit Available presented herein is not reduced by the undrawn letters of credit. In February 2025, Blackstone drew $900.0 million under the Revolving Credit Facility.

(b)
The Issuers have issued long-term borrowings in the form of senior notes (the “Notes”). The Notes are unsecured and unsubordinated obligations of the Issuers. The Notes are fully and unconditionally guaranteed, jointly and severally, by Blackstone, the Guarantors and the Issuers. The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to the issuance of the Notes have been deducted from the Note liability and are being amortized over the life of the Notes. The indentures include covenants, including limitations on the Issuers’ and the Guarantors’ ability to, subject to exceptions, incur indebtedness secured by liens on voting stock or profit participating equity interests of their subsidiaries or merge, consolidate or sell, transfer or lease assets. The indentures also provide for events of default and further provide that the trustee or the holders of not less than
25
% in aggregate principal amount of the outstanding Notes may declare the Notes immediately due and payable upon the occurrence and during the continuance of any event of default after expiration of any applicable grace period. In the case of specified events of bankruptcy, insolvency, receivership or reorganization, the principal amount of the Notes and any accrued and unpaid interest on the Notes automatically become due and payable. All or a portion of the Notes may be redeemed at the Issuers’ option in whole or in part, at any time and from time to time, prior to their stated maturity, at the make-whole redemption price set forth in the Notes. If a change of control repurchase event occurs, the holders of the Notes may require the Issuers to repurchase the Notes at a repurchase price in cash equal to
101
% of the aggregate principal amount of the Notes repurchased plus any accrued and unpaid interest on the Notes repurchased to, but not including, the date of repurchase.

(c)
Principal on the Secured Borrowings will be paid over the term with repayment amounts dependent on the performance of the underlying assets securing each borrowing. Repayment amounts from the underlying assets are restricted to solely satisfy the Secured Borrowings obligations. As of December 31, 2024, the fair value of the assets securing both Secured Borrowings equaled $
49.6
million.

(d)
CLO Notes Payable have maturity dates ranging from June 2025 to January 2037. A portion of the borrowing outstanding is comprised of subordinated notes which do not have contractual interest rates but instead pay distributions from the excess cash flows of the CLO vehicles.

The following table presents the general characteristics of each of Blackstone’s borrowings as of December 31, 2024 and 2023, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone Holdings Finance Co. L.L.C. or Blackstone Reg Finance Co. L.L.C., as applicable, both indirect subsidiaries of Blackstone. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual
basis or annual basis. The Secured Borrowings were issued at par, accrue interest from the issue date thereof and pay interest in arrears on a quarterly basis. CLO Notes Payable pay interest in arrears on a quarterly basis.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2024		2023
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Blackstone Operating Borrowings
Senior Notes (a)
2.000%, Due 5/19/2025	$315,860	$309,502	$336,005	$324,778
1.000%, Due 10/5/2026	624,078	601,801	664,085	620,864
3.150%, Due 10/2/2027	298,864	287,007	298,476	283,059
5.900%, Due 11/3/2027	596,505	617,550	595,411	625,158
1.625%, Due 8/5/2028	646,374	579,189	645,406	566,508
1.500%, Due 4/10/2029	626,043	584,295	666,655	601,272
2.500%, Due 1/10/2030	494,568	444,970	493,573	431,005
1.600%, Due 3/30/2031	496,911	403,415	496,447	391,955
2.000%, Due 1/30/2032	790,508	644,816	789,283	633,153
2.550%, Due 3/30/2032	496,146	417,830	495,670	410,755
6.200%, Due 4/22/2033	892,561	946,818	891,899	962,037
3.500%, Due 6/1/2034	489,624	522,877	521,549	536,319
5.000%, Due 12/6/2034	741,218	726,023	—	—
6.250%, Due 8/15/2042	239,756	254,095	239,457	263,270
5.000%, Due 6/15/2044	490,261	457,335	489,975	464,560
4.450%, Due 7/15/2045	344,840	290,836	344,691	297,486
4.000%, Due 10/2/2047	291,372	230,337	291,149	233,685
3.500%, Due 9/10/2049	392,618	277,496	392,436	294,608
2.800%, Due 9/30/2050	394,252	238,256	394,103	252,008
2.850%, Due 8/5/2051	543,478	329,791	543,317	352,457
3.200%, Due 1/30/2052	987,682	652,770	987,401	696,740

	11,193,519	9,817,009	10,576,988	9,241,677
Other
Secured Borrowing, Due 10/27/2033	19,949	19,949	19,949	19,949
Secured Borrowing, Due 1/29/2035	20,000	20,000	20,000	20,000

	11,233,468	9,856,958	10,616,937	9,281,626

Borrowings of Consolidated
Blackstone Funds
CLO Notes Payable	87,488	87,488	687,122	687,122

	87,488	87,488	687,122	687,122

	$11,320,956	$9,944,446	$11,304,059	$9,968,748

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Scheduled principal payments for borrowings at December 31, 2024 were as follows:

	Blackstone Operating Borrowings	Borrowings of Consolidated Blackstone Funds	Total Borrowings
2025	$318,843	$—	$318,843
2026	627,287	—	627,287
2027	911,589	—	911,589
2028	660,131	—	660,131
2029	625,199	—	625,199
Thereafter	8,217,700	99,419	8,317,119

	$11,360,749	$99,419	$11,460,168

13. Leases
Blackstone enters into non-cancelable lease and sublease agreements primarily for office space, which expire on various dates through 2043. In addition to contractual rent payments, which are generally subject to escalation provisions, occupancy lease agreements may include payments for certain costs incurred by the landlord, such as building expenses and utilities. To the extent these costs are fixed or determinable, they are included as part of the minimum lease payments used to measure the Operating Lease Liability and are included in Straight-Line Lease Cost. At December 31, 2024 and 2023, Blackstone maintained irrevocable standby letters of credit and cash deposits as security for the leases of $14.1 million and $14.7 million, respectively. As of December 31, 2024, the weighted-average remaining lease term was 8.1 years, and the weighted-average discount rate was 3.4%.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating Lease Cost
Straight-Line Lease Cost (a)	$156,680	$160,534	$139,740
Variable Lease Cost (b)	20,222	15,268	12,072
Sublease Income	(65)	(63)	(888)

	$176,837	$175,739	$150,924

(a)	Straight-line lease cost includes short-term leases, which are immaterial.
(b)	Variable lease cost approximates variable lease cash payments.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Operating Cash Flows for Operating Lease Liabilities	$145,388	$127,183	$107,249
Non-Cash Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$129,451	$117,155	$278,010

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table shows the undiscounted cash flows on an annual basis for Operating Lease Liabilities as of December 31, 2024:

2025	$178,730
2026	176,178
2027	173,142
2028	167,033
2029	106,720
Thereafter	281,538

Total Lease Payments (a)	1,083,341
Less: Imputed Interest	(117,599)

Present Value of Operating Lease Liabilities	$965,742

(a)	Excludes signed leases that have not yet commenced.
14. Income Taxes
The Income Before Provision for Taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Income Before Provision (Benefit) for Taxes
U.S. Domestic Income	$6,029,702	$2,577,184	$3,023,588
Foreign Income	429,778	380,530	438,201

	$6,459,480	$2,957,714	$3,461,789

The Provision for Taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current
Federal Income Tax	$424,659	$362,144	$503,075
Foreign Income Tax	128,757	112,861	75,859
State and Local Income Tax	120,454	186,851	255,421

	673,870	661,856	834,355

Deferred
Federal Income Tax	265,749	(94,732)	(312,961)
Foreign Income Tax	(471)	(7,020)	(3,048)
State and Local Income Tax	82,523	(46,643)	(45,466)

	347,801	(148,395)	(361,475)

Provision for Taxes	$1,021,671	$513,461	$472,880

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes Blackstone’s tax position:

	Year Ended December 31,
	2024	2023	2022
Income Before Provision for Taxes	$6,459,480	$2,957,714	$3,461,789
Provision for Taxes	$1,021,671	$513,461	$472,880
Effective Income Tax Rate	15.8%	17.4%	13.7%
The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

				2024	2023
	Year Ended December 31,			vs.	vs.
	2024	2023	2022	2023	2022
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	21.0%	—	—
Income Passed Through to Non-Controlling Interest Holders	-9.0%	-8.2%	-8.1%	-0.8%	-0.1%
State and Local Income Taxes	2.9%	4.3%	6.0%	-1.4%	-1.7%
Basis Adjustment (a)	—	—	-4.6%	—	4.6%
Other	0.9%	0.3%	-0.6%	0.6%	0.9%

Effective Income Tax Rate	15.8%	17.4%	13.7%	-1.6%	3.7%

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

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

	December 31,
	2024	2023
Deferred Tax Assets
Investment Basis Differences/Net Unrealized Gains and Losses	$1,737,508	$2,210,974
Other	287,639	120,420

Total Deferred Tax Assets Before Valuation Allowance	2,025,147	2,331,394
Valuation Allowance	(21,199)	—

Total Deferred Tax Assets	2,003,948	2,331,394

Deferred Tax Liabilities
Investment Basis Differences/Net Unrealized Gains and Losses	12,282	18,333
Other	1,953	2,163

Total Deferred Tax Liabilities	14,235	20,496

Net Deferred Tax Assets	$1,989,713	$2,310,898

The decrease in the Net Deferred Tax Assets for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to an out-of-period adjustment Blackstone recorded to correct the allocation of book equity between Additional Paid-In-Capital and Non-Controlling Interests in Blackstone Holdings

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

related to change in ownership transactions, including repurchases, which had a corresponding impact to the investment basis used to calculate deferred taxes. The cumulative impact of the correction related to prior years resulted in a decrease of $317.1 million in Deferred Tax Assets as of December 31, 2024, with a corresponding increase to Additional Paid-in-Capital as of December 31, 2024. Realization of deferred tax assets depends on the expectation and character of future taxable income. Blackstone has no significant net operating losses carryforward as of December 31, 2024. See Note 15. “Earnings Per Share and Stockholders’ Equity — Share Repurchase Program” for further information on the out-of-period adjustment.
Blackstone has determined that deferred tax assets recorded during the period related to certain state and local tax credits are not more likely than not to be realized and therefore has established a valuation allowance of $21.2 million as of December 31, 2024.
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
Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax authorities. As of December 31, 2024, the most material jurisdictions where Blackstone entities are under active examination are New York State and City. The following are the major filing jurisdictions and their respective earliest open period subject to examination:

Jurisdiction	Year
Federal	2021
New York City	2009
New York State	2016
United Kingdom	2011
Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2024	2023	2022
Unrecognized Tax Benefits — January 1	$210,778	$153,624	$47,501
Additions Based on Tax Positions Related to Current Year	46,572	19,807	—
Reductions for Tax Positions of Current Year	—	(19,737)	—
Additions for Tax Positions of Prior Years	—	57,081	106,059
Reductions for Tax Positions of Prior Years	(6,111)	—	—
Exchange Rate Fluctuations	218	3	64

Unrecognized Tax Benefits — December 31	$251,457	$210,778	$153,624

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

If recognized, the above tax benefits would reduce the annual effective rate. Blackstone believes the liability established for unrecognized tax benefits is adequate in relation to the potential for additional assessments. It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur during the twelve months subsequent to December 31, 2024; however, it is not possible to estimate the expected change to the total unrecognized tax benefits and its impact on Blackstone’s effective tax rate during the twelve months subsequent to December 31, 2024.
The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.
During the years ended December 31, 2024, 2023 and 2022, Blackstone accrued no penalties and accrued interest expense related to unrecognized tax benefits of $29.1 million, $22.8 million, and $32.6 million, respectively.
Other Income — Change in Tax Receivable Agreement Liability
In 2024 and 2023, the $(41.2) million and $(27.2)
million, respectively, Change in Tax Receivable Agreement Liability was primarily attributable to a change in Blackstone’s state tax apportionment.
15. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the years ended December 31, 2024, 2023 and 2022 was calculated as follows:

	Year Ended December 31,
	2024	2023	2022
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$2,776,508	$1,390,880	$1,747,631

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	766,487,450	755,204,556	740,664,038
Weighted-Average Shares of Unvested Deferred Restricted Common Stock (a)	159,058	215,380	278,361

Weighted-Average Shares of Common Stock Outstanding, Diluted	766,646,508	755,419,936	740,942,399

Net Income Per Share of Common Stock
Basic	$3.62	$1.84	$2.36

Diluted	$3.62	$1.84	$2.36

Dividends Declared Per Share of Common Stock (b)	$3.45	$3.32	$4.94

(a)	For the years ended December 31, 2024 and 2023, this includes shares to be issued under the contingently issuable share model for an acquisition-related compensation arrangement.
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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Weighted-Average Blackstone Holdings Partnership Units	455,306,643	460,897,953	466,083,269
Stockholders’ Equity
As of December 31, 2024, Blackstone had 10 billion shares of preferred stock authorized with a par value of $0.00001 per share, of which (a) 999,999,000 shares are designated as Series I preferred stock and (b) 1,000 shares are designated as Series II preferred stock. The remaining nine billion shares may be designated from time to time in accordance with Blackstone’s certificate of incorporation. There was one share of Series I preferred stock and one share of Series II preferred stock issued and outstanding as of December 31, 2024.
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
During the year ended December 31, 2022, Blackstone repurchased 3.9 million shares of common stock at a total cost of $392.0 million. During the year ended December 31, 2023, Blackstone repurchased 3.7 million shares of common stock at a total cost of $351.3 million. During the year ended December 31, 2024, Blackstone repurchased 4.0 million shares of common stock at a total cost of $520.4 million. As of December 31, 2024, the amount remaining available for repurchases under the program was $1.8 billion.
Change in Blackstone Inc. Ownership Interest
During the year ended December 31, 2024, Blackstone recorded an out-of-period adjustment to correct the allocation of book equity between Additional Paid-In-Capital and Non-Controlling Interests in Blackstone Holdings related to change in ownership transactions, including repurchases, and the corresponding impact to the investment basis used to calculate deferred taxes. The cumulative impact of the correction related to prior years

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

resulted in a decrease of $1.1 billion in Non-Controlling Interests in Blackstone Holdings as of December 31, 2024, a decrease of $317.1 million in Deferred Tax Assets as of December 31, 2024, and a net increase of $781.6 million in Additional Paid-In-Capital as of December 31, 2024. The impact of the out-of-period adjustment is reflected in Change in Blackstone Inc.’s Ownership Interest and Deferred Tax Effects Resulting from Change in Blackstone Inc.’s Ownership Interest within the Consolidated Statement of Changes in Equity. Blackstone concluded the out-of-period adjustment was not material to the current or prior periods.
Shares Eligible for Dividends and Distributions
As of December 31, 2024, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	731,925,965
Unvested Participating Common Stock	36,796,276

Total Participating Common Stock	768,722,241
Participating Blackstone Holdings Partnership Units	452,448,896

1,221,171,137

16.	Equity-Based Compensation
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
For the years ended December 31, 2024, 2023 and 2022, Blackstone recorded compensation expense of $1.2 billion, $987.5 million, and $846.3 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $298.2 million, $183.4 million, and $135.9 million, respectively.
As of December 31, 2024, there was $2.5 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.4 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,221,159,186 as of December 31, 2024. Total outstanding phantom shares were 83,228 as of December 31, 2024.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of Blackstone’s unvested equity-based awards as of December 31, 2024 and of changes during the period January 1, 2024 through December 31, 2024 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
Unvested Shares/Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Shares of Common Stock	Weighted- Average Grant Date Fair Value	Phantom Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2023	4,585,893	$38.94	36,456,644	$86.05	85,447	$114.50
Granted	—	—	11,894,835	131.67	38,819	121.94
Vested	(3,700,053)	40.06	(12,165,823)	79.92	(32,886)	144.80
Forfeited	(35,431)	46.58	(2,257,086)	101.29	(20,863)	130.85

Balance, December 31, 2024	850,409	$33.38	33,928,570	$103.44	70,517	$187.66

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of December 31, 2024, are expected to vest:

	Shares/Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units	828,312	0.6
Deferred Restricted Shares of Common Stock	30,826,072	2.8

Total Equity-Based Awards	31,654,384	2.7

Phantom Shares	59,807	2.9

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
The fair values of deferred restricted shares of common stock have been derived based on the closing price of common stock on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to 5 years. Additionally, the calculation of the compensation expense assumes forfeiture rates based on historical turnover rates, ranging from 1.0% to 13.8% annually by employee class, and a per share discount on non-participating shares, ranging from $1.07 to $21.53.
The phantom shares vest over the assumed service period, which ranges from 1 to 5 years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom shares held multiplied by the then fair market value of Blackstone’s common stock on such date. Additionally, the calculation of the compensation expense assumes a forfeiture rate based on historical turnover rates, ranging from 6.8% to 13.8% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone paid $3.9 million, $1.7 million, and $0.6 million to employees in settlement of phantom shares for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The fair values of deferred restricted Blackstone Holdings Partnership Units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period up to 1 year. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 6.8%, based on historical experience.
17. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2024	2023
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$4,049,707	$3,638,948
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	1,191,527	720,743
Accrual for Potential Clawback of Previously Distributed Performance Allocations	168,081	106,830

	$5,409,315	$4,466,521

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2024	2023
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,844,978	$1,681,516
Due to Non-Consolidated Entities	208,537	124,560
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	255,086	305,816
Accrual for Potential Repayment of Previously Received Performance Allocations	499,547	281,518

	$2,808,148	$2,393,410

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of December 31, 2024 and 2023, such investments aggregated to $2.0 billion and $1.7 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated $176.0 million, $87.8 million, and $10.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2024. See Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Blackstone has entered into tax receivable agreements with each of the predecessor owners. In addition, others who acquire Blackstone Holdings Partnership Units, including senior managing directors, execute tax receivable agreements. The agreements provide for the payment by the corporate taxpayer to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize as a result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into these tax receivable agreements. For purposes of the tax receivable agreements, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreements.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $1.8 billion over the next 15 years. The after-tax net present value of these estimated payments totals $529.9 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above. Subsequent to December 31, 2024, payments totaling $46.3 million were made to certain pre-IPO owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits Blackstone received for the 2023 taxable year.
Amounts related to the deferred tax asset resulting from the increase in tax basis from the exchange of Blackstone Holdings Partnership Units to shares of Blackstone common stock, the resulting remeasurement of net deferred tax assets at the Blackstone ownership percentage at the balance sheet date, the due to affiliates for the future payments resulting from the tax receivable agreements and resulting adjustment to partners’ capital are included as Deferred Tax Asset Effects from Equity Transactions in the Supplemental Disclosure of Non-Cash Investing and Financing Activities in the Consolidated Statements of Cash Flows.
Other
Blackstone does business with and on behalf of some of its Portfolio Companies; all such arrangements are on a negotiated basis.
Additionally, please see Note 18. “Commitments and Contingencies — Contingencies — Guarantees” for information regarding guarantees provided to a lending institution for certain loans held by employees.
18. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $6.4 billion of investment commitments as of December 31, 2024 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $127.2 million as of December 31, 2024 which includes $104.0 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Regulated Entities
Certain U.S. and non-U.S. entities are subject to various investment adviser and other financial regulatory rules and requirements that may include minimum net capital requirements. These entities have continuously operated in excess of these requirements. This includes a number of U.S. entities that are registered as investment advisers with the SEC.
These regulatory capital requirements may restrict Blackstone’s ability to withdraw capital from its entities. At December 31, 2024, $92.8 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to Blackstone.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $28.4 million as of December 31, 2024.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP. The amount guaranteed as of December 31, 2024 was $91.5 million.
Strategic Ventures
In December 2022 and January 2023, Blackstone entered into long-term strategic ventures (“UC strategic ventures”) with the Regents of the University of California (“UC Investments”), an institutional investor that subscribed for $4.5 billion of Blackstone Real Estate Income Trust, Inc. (“BREIT”) Class I shares during the three months ended March 31, 2023. The UC strategic ventures provide a waterfall structure with UC Investments receiving an 11.25% target annualized net return on its $4.5 billion investment in BREIT shares and upside from its investment. This target return, while not guaranteed, is supported by a pledge by Blackstone of $1.1 billion of its holdings in BREIT as of the subscription dates, including any appreciation or dividends received by Blackstone in respect thereof. Pursuant to the UC strategic ventures, Blackstone is entitled to receive an incremental 5% cash payment from UC Investments on any returns received in excess of the target return. An asset or liability is recognized based on fair value with the maximum potential future obligation capped at the fair value of the assets pledged by Blackstone in connection with the above arrangements. As of December 31, 2024, the fair value of the assets pledged was $1.1 billion and the total liability recognized was $938.2 million.
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
In December 2017, eight pension plan members of the Kentucky Retirement System (“KRS”) filed a derivative lawsuit on behalf of KRS in Franklin County Circuit Court in Kentucky (the “Mayberry Action”). Plaintiffs alleged breaches of fiduciary duty and other violations of Kentucky law in connection with KRS’s investment in three hedge funds of funds, including a fund managed by Blackstone Alternative Asset Management L.P. (“BLP”). The suit named more than 30 defendants, including, among others, The Blackstone Group L.P. (now Blackstone Inc.); BLP; Stephen A. Schwarzman, as Chairman and CEO of Blackstone; and J. Tomilson Hill, as then-CEO of BLP (collectively, the “Blackstone Defendants”). In July 2020, the Kentucky Supreme Court directed the Circuit Court to dismiss the action for lack of standing.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In July 2020, the Kentucky Attorney General (the “AG”) filed its own action asserting substantially identical claims against largely the same defendants (the “July 2020 Action”). In May 2024, the Court denied the Blackstone Defendants’ and most other defendants’ motions to dismiss the July 2020 Action. In April 2024, the AG amended its complaint, adding breach-of-contract claims against the fund manager defendants. Defendants moved to dismiss this amended complaint in June 2024. Those motions are pending.
In August 2022, KRS was ordered to disclose a 2021 report it commissioned to investigate the investment activities underlying the lawsuit. The report “did not find any violations of fiduciary duty or illegal activity by [BLP],” and quotes communications by KRS staff during the period of the investment recognizing that BLP was exceeding KRS’s returns benchmark, providing KRS with “far fewer negative months than any liquid market comparable,” and that BLP “[h]as killed it.”
In January 2021, certain former plaintiffs in the Mayberry Action filed a separate action (“Taylor I”) against the Blackstone Defendants and other defendants in the Mayberry Action, asserting substantially similar allegations as the AG’s July 2020 action did, but styled as a direct class action. Taylor I was removed to the U.S. District Court for the Eastern District of Kentucky and stayed pending the outcome of the AG’s July 2020 action.
In August 2021, a group of KRS members—including those that filed Taylor I—filed an action in Franklin County Circuit Court (“Taylor II”) substantially similar to Taylor I, against the Blackstone Defendants, other defendants named in the Mayberry Action, and other KRS officials. The Court denied most defendants’ motions to dismiss this action in May 2024. Defendants subsequently filed appeals, including a cross-appeal by the Blackstone Defendants, which is currently pending. Additionally, the Blackstone Defendants and the other fund manager defendants filed a petition for a writ of prohibition. On November 12, 2024, the Kentucky Court of Appeals denied defendants’ writ of prohibition, and defendants subsequently appealed to the Kentucky Supreme Court. Taylor II is stayed pending review of these appeals and cross-appeals.
In April 2021, the AG filed an action (the “Declaratory Judgment Action”) against BLP and the other fund manager defendants from the Mayberry Action in Franklin County Circuit Court, seeking a declaration that certain provisions in the subscription agreements with KRS violate the Kentucky Constitution. In August 2024, the Kentucky Supreme Court granted BLP’s motion for discretionary review of the Circuit Court’s grant of summary judgment to the AG. The appeal is pending.
In July 2021, BLP filed a breach-of-contract action against defendants affiliated with KRS, alleging that the Mayberry Action and the Declaratory Judgment Action breach the parties’ subscription agreements and seeking damages. In February 2024, the Kentucky Supreme Court granted BLP’s motion for discretionary review of the Circuit Court’s dismissal on ripeness grounds. The appeal is fully briefed and pending.
On January 3, 2025, we and several other defendants entered into a settlement agreement with KRS and the Commonwealth of Kentucky to, subject to approval by the Franklin County Circuit Court and certain requirements, resolve all claims against these defendants in the AG’s actions, resolve BLP’s breach-of-contract claims, and bar all claims against the Blackstone Defendants in Taylor I and Taylor II without any admission of wrongdoing. The settlement includes an $82.5 million cash settlement divided among several defendants, of which
our
portion is expected to be covered by insurance. On January 8, 2025, the settling parties moved for court approval of the settlement. Taylor II plaintiffs objected and requested, in part, that the court refer their matter to mediation. On February 14, 2025, the court ordered the Taylor II parties to conduct a mediation in
March 2025 and scheduled an approval hearing for the defendants’ settlement with KRS and the Commonwealth to follow on March 26, 2025. Our financial results for the year ended December 31, 2024 include an accrual for the estimated liability related to this matter.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In October 2022, as part of a sweep of private equity and other investment advisory firms, the SEC sent us a request for information relating to the retention of certain types of electronic business communications, including text messages, that may be required to be preserved under certain SEC rules. In January 2025, we entered into a settlement agreement with the SEC to resolve this matter and paid a civil monetary penalty of $
12
million. During the three months ended December 31, 2024, we updated our accrued liability to reflect the settlement amount, which was less than the amount we previously accrued during 2024.
Contingent Obligations (Clawback)
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone funds, which may have an interim clawback liability. The lives of the funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2032. Further extensions of such terms may be implemented under given circumstances.
For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to such fund’s realized investments.
The following table presents the clawback obligations by segment:

	December 31,
	2024			2023
Segment	Blackstone Holdings	Current and Former Personnel (a)	Total (b)	Blackstone Holdings	Current and Former Personnel (a)	Total (b)
Real Estate	$316,749	$158,346	$475,095	$145,435	$90,337	$235,772
Private Equity	15,044	6,273	21,317	29,046	16,231	45,277
Credit & Insurance	1,468	1,667	3,135	207	262	469

	$333,261	$166,286	$499,547	$174,688	$106,830	$281,518

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 17. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
During the year ended December 31, 2024, the Blackstone general partners paid an interim cash clawback obligation of $2.1 million related to a Private Equity segment fund, of which $1.2 million was paid by Blackstone Holdings and $0.9 million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the Consolidated Financial Statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2024, $1.1 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.

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
If, at
December 31, 2024, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $7.3 billion, on an after-tax basis where applicable, of which Blackstone Holdings is potentially liable for $6.7 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
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

These business segments are differentiated by their various investment strategies. Each of the segments primarily earns its income from management fees and investment returns on assets under management. Blackstone’s chief operating decision makers are its Chief Executive Officer and
Co-Founder
and its President and Chief Operating Officer.
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
Geographic Information
Blackstone conducts its business primarily in the United States with domestically generated revenues making up 68%, 70% and 77% of total GAAP revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The table below presents the percentage of total GAAP revenues generated by Blackstone by geographic region. Revenues attributed to a geographic region are generally based on the geography of investments held by Blackstone and Blackstone Funds. The geography of an investment is generally the country of domicile for an asset or where a portfolio company is headquartered.

	Year Ended December 31,
	2024	2023	2022
Americas	76%	78%	83%
Europe, Middle East and Africa	16%	15%	15%
Asia-Pacific	8%	7%	2%

	100%	100%	100%

Blackstone’s long-lived assets are comprised of Right-of-Use
Assets
and Furniture, Equipment and Leasehold Improvements, Net. As of December 31, 2024 and 2023, Blackstone held long-lived assets in the United States of $1.1 billion. As of December 31, 2023, Blackstone held long-lived assets in the United Kingdom of $141.7 million. No individual foreign country constituted more than 10% of Blackstone’s total long-lived assets as of December 31, 2024.
Major Customer Information
For the years ended December 31, 2024 and 2023, Blackstone Private Credit Fund (“BCRED”) accounted for an aggregate of $980.6 million and $762.6 million of Management and Advisory Fees, Net and Incentive Fees, respectively. For the years ended December 31, 2023 and 2022, BREIT accounted for $839.9 million and $841.3 million of Blackstone’s Management and Advisory Fees, Net, respectively. BCRED and BREIT are vehicles in Blackstone’s Credit & Insurance segment and Real Estate segment, respectively. Generally, for purposes of major customer analysis, Blackstone identifies the customer as the investors in its managed investment vehicles. For certain widely held vehicles like BCRED and BREIT, however, the investment vehicle is determined to be the customer. Blackstone evaluates the major customer disclosure in the context of its revenue streams as determined under the GAAP guidance for contracts with customers which includes Management and Advisory Fees, Net and Incentive Fees.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022.

	December 31, 2024 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$2,716,983	$2,027,855	$1,561,649	$474,395	$6,780,882
Transaction, Advisory and Other Fees, Net	175,010	176,469	44,354	3,855	399,688
Management Fee Offsets	(16,716)	(6,044)	(24,196)	(80)	(47,036)

Total Management and Advisory Fees, Net	2,875,277	2,198,280	1,581,807	478,170	7,133,534
Fee Related Performance Revenues	203,425	1,185,428	747,092	—	2,135,945
Fee Related Compensation	(674,965)	(1,164,237)	(755,620)	(144,500)	(2,739,322)
Other Operating Expenses	(380,321)	(391,309)	(371,354)	(105,108)	(1,248,092)

Fee Related Earnings	2,023,416	1,828,162	1,201,925	228,562	5,282,065

Realized Performance Revenues	200,974	1,392,447	313,092	380,518	2,287,031
Realized Performance Compensation	(101,011)	(633,491)	(129,814)	(86,930)	(951,246)
Realized Principal Investment Income	14,522	52,356	39,855	(14,207)	92,526

Total Net Realizations	114,485	811,312	223,133	279,381	1,428,311

Total Segment Distributable Earnings	$2,137,901	$2,639,474	$1,425,058	$507,943	$6,710,376

Segment Assets	$11,573,910	$18,027,030	$8,668,716	$1,958,735	$40,228,391

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2023 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$2,794,232	$1,903,972	$1,297,406	$470,237	$6,465,847
Transaction, Advisory and Other Fees, Net	78,483	108,848	44,542	4,019	235,892
Management Fee Offsets	(29,357)	(5,228)	(3,907)	(3)	(38,495)

Total Management and Advisory Fees, Net	2,843,358	2,007,592	1,338,041	474,253	6,663,244
Fee Related Performance Revenues	294,240	—	564,287	—	858,527
Fee Related Compensation	(675,880)	(619,678)	(628,064)	(164,488)	(2,088,110)
Other Operating Expenses	(325,050)	(329,221)	(323,773)	(106,289)	(1,084,333)

Fee Related Earnings	2,136,668	1,058,693	950,491	203,476	4,349,328

Realized Performance Revenues	244,358	1,343,865	317,620	155,259	2,061,102
Realized Performance Compensation	(123,299)	(584,154)	(140,210)	(48,354)	(896,017)
Realized Principal Investment Income	7,628	76,220	21,752	5,332	110,932

Total Net Realizations	128,687	835,931	199,162	112,237	1,276,017

Total Segment Distributable Earnings	$2,265,355	$1,894,624	$1,149,653	$315,713	$5,625,345

Segment Assets	$13,016,980	$14,901,682	$6,705,647	$1,819,602	$36,443,911

	Year Ended December 31, 2022
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$2,462,179	$1,882,197	$1,185,289	$515,373	$6,045,038
Transaction, Advisory and Other Fees, Net	171,424	97,972	34,481	6,240	310,117
Management Fee Offsets	(10,538)	(56,078)	(5,432)	(161)	(72,209)

Total Management and Advisory Fees, Net	2,623,065	1,924,091	1,214,338	521,452	6,282,946
Fee Related Performance Revenues	1,075,424	(648)	374,721	—	1,449,497
Fee Related Compensation	(1,039,125)	(599,758)	(512,727)	(179,165)	(2,330,775)
Other Operating Expenses	(315,331)	(314,967)	(260,028)	(98,697)	(989,023)

Fee Related Earnings	2,344,033	1,008,718	816,304	243,590	4,412,645

Realized Performance Revenues	2,985,713	1,206,594	147,285	121,746	4,461,338
Realized Performance Compensation	(1,168,045)	(550,306)	(63,845)	(31,901)	(1,814,097)
Realized Principal Investment Income	150,790	144,585	79,763	21,118	396,256

Total Net Realizations	1,968,458	800,873	163,203	110,963	3,043,497

Total Segment Distributable Earnings	$4,312,491	$1,809,591	$979,507	$354,553	$7,456,142

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the ye ar
s ended December 31, 2024, 2023 and 2022 along with Total Assets as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	2022
Revenues
Total GAAP Revenues	$13,229,968	$8,022,841	$8,517,673
Less: Unrealized Performance Revenues (a)	(371,407)	1,691,788	3,436,978
Less: Unrealized Principal Investment (Income) Loss (b)	(271,868)	593,301	1,235,529
Less: Interest and Dividend Revenue (c)	(410,980)	(535,641)	(285,075)
Less: Other Revenue (d)	(123,166)	93,083	(183,754)
Impact of Consolidation (e)	(444,828)	(200,237)	(109,379)
Transaction-Related and Non-Recurring Items (f)	39,272	25,672	(24,656)
Intersegment Eliminations	2,045	2,998	2,721

Total Segment Revenue (g)	$11,649,036	$9,693,805	$12,590,037

	Year Ended December 31,
	2024	2023	2022
Expenses
Total GAAP Expenses	$6,819,326	$4,981,130	$4,973,025
Less: Unrealized Performance Allocations Compensation (h)	(140,021)	654,403	1,470,588
Less: Equity-Based Compensation (i)	(1,159,122)	(959,474)	(782,090)
Less: Interest Expense (j)	(444,417)	(429,521)	(316,569)
Impact of Consolidation (e)	(81,129)	(137,603)	(61,644)
Amortization of Intangibles (k)	(29,332)	(33,457)	(60,481)
Transaction-Related and Non-Recurring Items (f)	(17,100)	(309)	(81,789)
Administrative Fee Adjustment (l)	(11,590)	(9,707)	(9,866)
Intersegment Eliminations	2,045	2,998	2,721

Total Segment Expenses (m)	$4,938,660	$4,068,460	$5,133,895

	Year Ended December 31,
	2024	2023	2022
Other Income
Total GAAP Other Income (Loss)	$48,838	$(83,997)	$(82,859)
Impact of Consolidation (e)	(48,838)	83,997	82,859

Total Segment Other Income	$—	$—	$—

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2024	2023	2022
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$6,459,480	$2,957,714	$3,461,789
Less: Unrealized Performance Revenues (a)	(371,407)	1,691,788	3,436,978
Less: Unrealized Principal Investment (Income) Loss (b)	(271,868)	593,301	1,235,529
Less: Interest and Dividend Revenue (c)	(410,980)	(535,641)	(285,075)
Less: Other Revenue (d)	(123,166)	93,083	(183,754)
Plus: Unrealized Performance Allocations Compensation (h)	140,021	(654,403)	(1,470,588)
Plus: Equity-Based Compensation (i)	1,159,122	959,474	782,090
Plus: Interest Expense (j)	444,417	429,521	316,569
Impact of Consolidation (e)	(412,537)	21,363	35,124
Amortization of Intangibles (k)	29,332	33,457	60,481
Transaction-Related and Non-Recurring Items (f)	56,372	25,981	57,133
Administrative Fee Adjustment (l)	11,590	9,707	9,866

Total Segment Distributable Earnings	$6,710,376	$5,625,345	$7,456,142

	As of December 31,
	2024	2023
Total Assets
Total GAAP Assets	$43,469,875	$40,287,530
Impact of Consolidation (e)	(3,241,484)	(3,843,619)

Total Segment Assets	$40,228,391	$36,443,911

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles and Transaction-Related and Non-Recurring Items.
(a)	This adjustment removes Unrealized Performance Revenues on a segment basis.
(b)	This adjustment removes Unrealized Principal Investment (Income) Loss on a segment basis.
(c)	This adjustment removes Interest and Dividend Revenue on a segment basis.
(d)
This adjustment removes Other Revenue on a segment basis. For the years ended December 31, 2024, 2023 and 2022, Other Revenue on a GAAP basis was $123.7 million, $(92.9) million and $184.6 million and included $122.3 million, $(94.7) million, and $182.9 million of foreign exchange gains (losses), respectively.

(e)
This adjustment reverses the effect of consolidating Blackstone Funds, which are excluded from Blackstone’s segment presentation. This adjustment includes the elimination of Blackstone’s interest in these funds, the removal of amounts attributable to the reimbursement of certain expenses by the Blackstone Funds and certain
NAV-based
fee arrangements, which are presented on a gross basis under GAAP but as a reduction of Management and Advisory Fees, Net in the Total Segment measures, and the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling
interests.

(f)
This adjustment removes Transaction-Related and Non-Recurring Items, which are excluded from Blackstone’s segment presentation. Transaction-Related and Non-Recurring Items arise from corporate actions including acquisitions, divestitures, Blackstone’s initial public offering and non-recurring gains, losses, or other charges, if any. They consist primarily of equity-based compensation charges, gains and losses on contingent consideration arrangements, changes in the balance of the Tax Receivable Agreement resulting from a change in tax law or similar event, transaction costs, gains or losses associated with these corporate actions and non-recurring gains, losses or other charges that affect period-to-period comparability and are not reflective of Blackstone’s operational performance. For the year ended December 31, 2024, this adjustment includes removal of an accrual for
a
liability for a legal matter.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(g)	Total Segment Revenues is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Total Segment Management and Advisory Fees, Net	$7,133,534	$6,663,244	$6,282,946
Total Segment Fee Related Performance Revenues	2,135,945	858,527	1,449,497
Total Segment Realized Performance Revenues	2,287,031	2,061,102	4,461,338
Total Segment Realized Principal Investment Income	92,526	110,932	396,256

Total Segment Revenues	$11,649,036	$9,693,805	$12,590,037

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Total Segment Fee Related Compensation	$2,739,322	$2,088,110	$2,330,775
Total Segment Realized Performance Compensation	951,246	896,017	1,814,097
Total Segment Other Operating Expenses	1,248,092	1,084,333	989,023

Total Segment Expenses	$4,938,660	$4,068,460	$5,133,895

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Consolidated Statement of Operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Management and Advisory Fees, Net
GAAP	$7,188,936	$6,671,260	$6,303,315
Segment Adjustment (a)	(55,402)	(8,016)	(20,369)

Total Segment	$7,133,534	$6,663,244	$6,282,946

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2024	2023	2022
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$964,178	$695,171	$525,127
Investment Income — Realized Performance Allocations	3,457,746	2,223,841	5,381,640

GAAP	4,421,924	2,919,012	5,906,767
Total Segment
Less: Realized Performance Revenues	(2,287,031)	(2,061,102)	(4,461,338)
Segment Adjustment (b)	1,052	617	4,068

Total Segment	$2,135,945	$858,527	$1,449,497

	Year Ended December 31,
	2024	2023	2022
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$3,048,229	$2,785,447	$2,569,780
Incentive Fee Compensation	373,586	281,067	207,998
Realized Performance Allocations Compensation	1,432,217	900,859	2,225,264

GAAP	4,854,032	3,967,373	5,003,042
Total Segment
Less: Realized Performance Compensation	(951,246)	(896,017)	(1,814,097)
Less: Equity-Based Compensation — Fee Related Compensation	(1,143,054)	(946,575)	(772,170)
Less: Equity-Based Compensation — Performance Compensation	(16,068)	(12,899)	(9,920)
Segment Adjustment (c)	(4,342)	(23,772)	(76,080)

Total Segment	$2,739,322	$2,088,110	$2,330,775

	Year Ended December 31,
	2024	2023	2022
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$1,361,909	$1,117,305	$1,092,671
Segment Adjustment (d)	(113,817)	(32,972)	(103,648)

Total Segment	$1,248,092	$1,084,333	$989,023

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2024	2023	2022
Realized Performance Revenues
GAAP
Incentive Fees	$964,178	$695,171	$525,127
Investment Income — Realized Performance Allocations	3,457,746	2,223,841	5,381,640

GAAP	4,421,924	2,919,012	5,906,767
Total Segment
Less: Fee Related Performance Revenues	(2,135,945)	(858,527)	(1,449,497)
Segment Adjustment (b)	1,052	617	4,068

Total Segment	$2,287,031	$2,061,102	$4,461,338

	Year Ended December 31,
	2024	2023	2022
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$373,586	$281,067	$207,998
Realized Performance Allocations Compensation	1,432,217	900,859	2,225,264

GAAP	1,805,803	1,181,926	2,433,262
Total Segment
Less: Fee Related Performance Compensation (e)	(838,489)	(273,010)	(609,245)
Less: Equity-Based Compensation — Performance Compensation	(16,068)	(12,899)	(9,920)

Total Segment	$951,246	$896,017	$1,814,097

	Year Ended December 31,
	2024	2023	2022
Realized Principal Investment Income
GAAP	$332,258	$303,823	$850,327
Segment Adjustment (f)	(239,732)	(192,891)	(454,071)

Total Segment	$92,526	$110,932	$396,256

Segment basis presents revenues and expenses on a basis that deconsolidates the investment funds Blackstone manages and excludes the amortization of intangibles, the expense of equity-based awards and Transaction-Related and Non-Recurring Items.
(a)
Represents (1) the add back of net management fees earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of amounts attributable to the reimbursement of certain expenses by the Blackstone Funds and certain NAV-based fee arrangements, which are presented on a gross basis under GAAP but as a reduction of Management and Advisory Fees, Net in the Total Segment measures.

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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(d)
Represents the (1) removal of Transaction-Related and Non-Recurring Items that are not recorded in the Total Segment measures, (2) removal of amounts attributable to certain expenses that are reimbursed by the Blackstone Funds and certain NAV-based fee arrangements, which are presented on a gross basis under GAAP but as a reduction of Management and Advisory Fees, Net in the Total Segment measures, and (3) a reduction equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units which is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation. For the year ended December 31, 2024, this adjustment includes removal of an accrual for
a
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

20. Subsequent Events
There have been no events since December 31, 2024 that require recognition or disclosure in the consolidated financial statements.

Item 8A.	Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2024
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$1,972,140	$—	$—	$1,972,140
Cash Held by Blackstone Funds and Other	—	204,052	—	204,052
Investments	26,791,383	3,890,732	(881,549)	29,800,566
Accounts Receivable	191,937	45,993	—	237,930
Due from Affiliates	5,436,866	21,089	(48,640)	5,409,315
Intangible Assets, Net	165,243	—	—	165,243
Goodwill	1,890,202	—	—	1,890,202
Other Assets	938,052	9,807	—	947,859
Right-of-Use Assets	838,620	—	—	838,620
Deferred Tax Assets	2,003,948	—	—	2,003,948

Total Assets	$40,228,391	$4,171,673	$(930,189)	$43,469,875

Liabilities and Equity
Loans Payable	$11,233,468	$87,488	$—	$11,320,956
Due to Affiliates	2,582,178	276,789	(50,819)	2,808,148
Accrued Compensation and Benefits	6,087,700	—	—	6,087,700
Operating Lease Liabilities	965,742	—	—	965,742
Accounts Payable, Accrued Expenses and Other Liabilities	2,723,551	68,763	—	2,792,314

Total Liabilities	23,592,639	433,040	(50,819)	23,974,860

Redeemable Non-Controlling Interests in Consolidated Entities	1	801,398	—	801,399

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	7,444,561	878,014	(878,014)	7,444,561
Retained Earnings	808,079	1,356	(1,356)	808,079
Accumulated Other Comprehensive Loss	(20,590)	(19,736)	—	(40,326)
Non-Controlling Interests in Consolidated Entities	4,077,342	2,077,601	—	6,154,943
Non-Controlling Interests in Blackstone Holdings	4,326,352	—	—	4,326,352

Total Equity	16,635,751	2,937,235	(879,370)	18,693,616

Total Liabilities and Equity	$40,228,391	$4,171,673	$(930,189)	$43,469,875

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
BX Shipston SCSp**
Blackstone Infrastructure Partners Europe F (CYM) L.P.*
Blackstone Infrastructure Partners Europe Lower Fund 1 (LUX) SCSp*
Blackstone Infrastructure Partners F.4 L.P.*
Blackstone Infrastructure Strategies L.P.*
Blackstone Private Equity Strategies Fund L.P.**
Blackstone Private Equity Strategies Fund SICAV**
Blackstone Private Equity Strategies Fund (Master) FCP**
Clover Credit Partners CLO III, Ltd.
Bayswater Park CLO, Ltd.**
Peebles Park CLO, Ltd.**
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles

*	Consolidated as of December 31, 2024 only
**	Consolidated as of December 31, 2023 only

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2024 based on the framework established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2024 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this Annual Report on
Form 10-K
and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2024, which is included herein.

Item 9B.	Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, Blackstone hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures provided to us by Mundys S.p.A.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of Blackstone Inc.
Our directors and executive officers as of the date of this filing are:

Name	Age	Position
Stephen A. Schwarzman	78	Co-Founder, Chairman and Chief Executive Officer and Director
Jonathan D. Gray	55	President, Chief Operating Officer and Director
Michael S. Chae	56	Vice Chairman and Chief Financial Officer
John G. Finley	68	Chief Legal Officer
Vikrant Sawhney	54	Chief Administrative Officer and Global Head of Institutional Client Solutions
Joseph P. Baratta	54	Director
James W. Breyer	63	Director
Reginald J. Brown	57	Director
Rochelle B. Lazarus	77	Director
William G. Parrett	79	Director
Ruth Porat	67	Director
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

Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” In 2016, he topped Forbes Magazine’s list of the most influential people in finance and in 2018 was ranked in the Top 50 on Forbes’ list of the “World’s Most Powerful People.” The Republic of France has awarded Mr. Schwarzman both the Légion d’Honneur and the Ordre des Arts et des Lettres at the Commandeur level. Mr. Schwarzman is one of the only Americans to receive both awards recognizing significant contributions to France. He was also awarded the Order of the Aztec Eagle, Mexico’s highest honor for foreigners, for his work on behalf of the U.S. in support of the U.S.-Mexico-Canada Agreement in 2018. In 2024, Mr. Schwarzman was appointed as an Honorary Knight of the Most Excellent Order of the British Empire (KBE) in recognition of his services to philanthropy. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.
Jonathan D. Gray
is President and Chief Operating Officer of Blackstone and has been a member of our board of directors since February 2012. He sits on the firm’s Management Committee and nearly all of its investment committees. Mr. Gray was appointed to his current role in 2018. Mr. Gray previously served as Global Head of Real Estate, helping build that business into the largest commercial real estate platform in the world. He joined Blackstone in 1992 in the M&A and Private Equity areas. Mr. Gray has served as chairman of the board of directors of Hilton Worldwide Holdings Inc. since 2007 and is also on the board of directors of XRG. He previously served on the board of directors of Corebridge Financial. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine in 2012 focused on the prevention and treatment of BRCA-related cancers. They have also established numerous programs for low-income children in New York, including creating NYC Kids RISE, college savings initiative provided to every NYC public school kindergartner. The Grays have been named to The Chronicle of Philanthropy’s list of the largest donors in the U.S. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania.
Michael S. Chae
is Blackstone’s Vice Chairman and Chief Financial Officer and a member of the firm’s Management Committee and investment committees across most of the firm’s businesses. Mr. Chae has served as Blackstone’s Vice Chairman and Chief Financial Officer since January 2025 and August 2015, respectively. He chairs our firmwide valuation and enterprise risk committees. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, Head of Private Equity for Asia/Pacific, and as a senior partner in the U.S. private equity business, where he led numerous investments and served on the boards of many private and publicly traded portfolio companies. Before joining Blackstone, Mr. Chae worked at The Carlyle Group and Dillon, Read & Co. Mr. Chae received an AB from Harvard College, an MPhil. in International Relations from Cambridge University and a JD from Yale Law School. Mr. Chae serves on the boards of the Harvard Management Company, the Robin Hood Foundation, the Asia Society and St. Bernard’s School. He previously served as the President of the board of trustees of the Lawrenceville School where he remains a trustee emeritus. He is a member of the Council on Foreign Relations and founded the Chae Initiative in Private Sector Leadership at Yale Law School.
John G. Finley
is Chief Legal Officer of Blackstone and a member of the firm’s Management Committee. Before joining Blackstone in September 2010, Mr. Finley had been a partner with Simpson Thacher & Bartlett where he was a member of that law firm’s Executive Committee and
Co-Head
of Global Mergers & Acquisitions. Mr. Finley is an Adviser on the American Law Institute’s Restatement of the Law, Corporate Governance project and a member of the Dean’s Advisory Board of Harvard Law School, Gettysburg Foundation, and Board of Advisors of the Penn Institute for Law and Economics. Mr. Finley previously served as a director at Tradeweb. He has served on the U.S. Advisory Council on Historic Preservation, the Committee of Securities Regulation of the New York State Bar Association and the Board of Advisors of the Knight-Bagehot Fellowship in Economics and Business Journalism at Columbia University. Mr. Finley received a BS in Economics from the Wharton School of the University of Pennsylvania, a BA in History from the College of Arts and Sciences of the University of Pennsylvania, and a JD from Harvard Law School.

Vikrant Sawhney
is Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions and a member of the firm’s Management Committee. Mr. Sawhney has served as Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Services since September 2019. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney currently sits on the Board of the Blackstone Charitable Foundation. He is also the chair of the board of directors of Dream, an east Harlem-based educational and social services organization, and a Trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a JD, cum laude, from Harvard Law School.
Joseph P. Baratta
is Global Head of Private Equity Strategies at Blackstone and a member of the board of directors. Mr. Baratta joined the board of directors in March 2020 and has served as Blackstone’s Global Head of Private Equity since July 2012. He also sits on the firm’s Management Committee. Mr. Baratta joined Blackstone in 1998, and in 2001 he moved to London to help establish Blackstone’s corporate private equity business in Europe. Before joining Blackstone, Mr. Baratta was with Tinicum Incorporated and McCown De Leeuw & Company. Mr. Baratta also worked at Morgan Stanley in its mergers and acquisitions department. Mr. Baratta has served on the boards of a number of Blackstone portfolio companies and currently serves as a member or observer on the boards of directors of First Eagle Investment Management, Refinitiv, SESAC, Ancestry, Candle Media and Merlin Entertainments Group. He is a trustee of the Tate Foundation and serves on the board of Year Up, an organization focused on youth employment. Mr. Baratta graduated magna cum laude from Georgetown University.
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
William G. Parrett
is a member of our board of directors. Mr. Parrett joined the board of directors in November 2007. Until May 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu and Senior Partner of Deloitte (USA). Certain of the member firms of Deloitte Touche Tohmatsu or their subsidiaries and affiliates provide professional services to Blackstone or its affiliates. Mr. Parrett co-founded
the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Mr. Parrett is a member of the board of directors and the nominating and governance committee of Oracle Corporation. Mr. Parrett is a senior advisor to the New York Foundation for Senior Citizens. Mr. Parrett was also previously a member of the boards of directors of Eastman Kodak Company, Thermo Fisher Scientific Inc., UBS AG, UBS Americas, Conduent Inc. and ThoughtWorks, Inc. Mr. Parrett is a past Senior Trustee of the United States Council for International Business and a past Chairman of the Board of Trustees of United Way Worldwide. Mr. Parrett is a Certified Public Accountant with an active license.
Ruth Porat
is a member of the board of directors of Blackstone. Ms. Porat joined the board of directors in June 2020. Ms. Porat is President and Chief Investment Officer of Alphabet and Google. She joined Google as Senior Vice President and Chief Financial Officer in May 2015 and has held the same title at Alphabet since it was created in October 2015. She has served as President and Chief Investment Officer of Alphabet and Google since September 2023. As President and Chief Investment Officer, she has responsibility for, among other things, their corporate investments and investment vehicles, including GV and CapG, the Other Bets investment portfolio, Real Estate and Workplace Services, and other infrastructure. The role also includes engaging with policymakers and regulators globally regarding their contributions to economic growth, job creation and opportunity, competitiveness, and infrastructure expansion. Prior to joining Google, Ms. Porat was Executive Vice President and Chief Financial Officer of Morgan Stanley and held roles there that included Vice Chairman of Investment Banking,
Co-Head
of Technology Investment Banking and Global Head of the Financial Institutions Group. Ms. Porat is a member of the boards of directors of the Council on Foreign Relations and Bloomberg Philanthropies, and the Board of Trustees of Memorial Sloan Kettering Cancer Center. She previously spent ten years on Stanford University’s Board of Trustees and on the Board of the Stanford Management Company. Ms. Porat holds a BA from Stanford University, an MSc from The London School of Economics and an MBA from the Wharton School.
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
Mr. Schwarzman, will have the power to vote upon, act upon, consent to, approve or otherwise determine any matters to be voted upon, acted upon, consented to, approved or otherwise determined by the members of the Series II Preferred Stockholder. The limited liability company agreement of our Series II Preferred Stockholder provides that at such time as Mr. Schwarzman should cease to be a founding member, Jonathan D. Gray will thereupon succeed Mr. Schwarzman as the sole founding member of our Series II Preferred Stockholder, and thereafter such power will revert to the members of Series II Preferred Stockholder holding a majority in interest in the Series II Preferred Stockholder.
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

Our board of directors has a total of eight members, including five members, Messrs. Breyer, Brown and Parrett, and Mses. Lazarus and Porat, who are independent under NYSE rules relating to corporate governance matters and the independence standards described in our governance policy. In addition, Mr. Mulroney and Ms. Ayotte, who ceased to be directors on our board of directors effective February 29, 2024 and November 14, 2024, respectively, each satisfied the independence requirements of the NYSE during his or her respective tenure.
Board Committees
Our board of directors has three standing committees: the audit committee, the compensation committee and the executive committee.
Audit Committee
. The audit committee consists of Messrs. Parrett (Chairman) and Breyer and Mses. Ayotte, Lazarus and Porat. The purpose of the audit committee is, among other things, to assist the board of directors in fulfilling its responsibility with respect to its oversight of (a) the quality and integrity of our financial statements, (b) our compliance with legal and regulatory requirements, (c) our independent auditor’s qualification, independence and performance, and (d) the performance of our internal audit function. The audit committee’s responsibilities also include reviewing with management, the independent auditors and internal audit, the areas of material risk to our operations and financial results, including, without limitation, major financial and cybersecurity risks and exposures and our guidelines and policies with respect to risk assessment and risk management. The members of the audit committee meet the independence standards and financial literacy requirements for service on an audit committee of a board of directors pursuant to the NYSE listing standards and SEC rules applicable to audit committees. The board of directors has determined that each of Mr. Parrett and Mses. Lazarus and Porat is an “audit committee financial expert” within the meaning of Item 407(d)(5) of
Regulation S-K.
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
Code of Business Conduct and Ethics
We have a Code of Business Conduct and Ethics and a Code of Ethics for Financial Professionals, which apply to our principal executive officer, principal financial officer and principal accounting officer. Each of these codes is available on our website at http://ir.blackstone.com under “Corporate Governance.” We intend to disclose any amendment to or waiver of the Code of Ethics for Financial Professionals and any waiver of our Code of Business Conduct and Ethics on behalf of an executive officer or director either on our website or by filing a Current Report on
Form 8-K.
Securities Trading Policies and Procedures
We have adopted policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees and by Blackstone that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the New York Stock Exchange. A copy of our Securities Trading Policies and Procedures Governing Transactions Blackstone Securities is filed as Exhibit 19.1 to this Annual Report on
Form 10-K.

Corporate Governance Guidelines
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
Delinquent Section 16(a) Reports
On August 5, 2024, Blackstone discovered that a filing it had scheduled to be made for its Principal Accounting Officer via its filing agent’s software had not been properly transmitted by the software to the SEC on August 2nd as Blackstone had scheduled. Immediately after the error was discovered, Blackstone contacted its filing agent. The filing agent notified Blackstone that this was due to a technical error in the filing agent’s software. The filing agent re-filed
the Form 4 that same day.

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
Our compensation program includes significant elements that discourage excessive risk-taking and align the compensation of our employees with the long-term performance of the firm. For example, for accounting purposes we accrue compensation for the Performance Plans (as defined below) related to our carry funds as increases in the carrying value of the portfolio investments are recorded in those carry funds. Notwithstanding this fact, we only make cash payments to our employees related to carried interest when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Performance Plans entitle us to “claw back” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. Similarly, for our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period. In addition, and as noted below with respect to our named executive officers, requiring our professional employees to invest in certain of the funds they manage directly aligns the interests of our professionals and our fund investors. In most cases, the carried interest earned on these investments represents a significant percentage of such professional employees’
after-tax
compensation. Lastly, because our equity awards have significant vesting or deferral provisions, the actual amount of compensation realized by the recipient is tied directly to the long-term performance of our common stock. In applicable jurisdictions, specifically in the European Union and the United Kingdom, our compensation program includes additional remuneration policies that may limit or otherwise alter the compensation for certain employees, consistent with local regulatory requirements, and are aimed at, among other things, discouraging inappropriate risk-taking and aligning compensation with the firm’s strategy and long-term interests, consistent with our general compensation program.
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

Personal Investment Obligations
. As part of our compensation philosophy and program, we require our named executive officers to invest their own capital in and alongside the funds that we manage. We believe that this strengthens the alignment of interests between our named executive officers and the investors in those investment funds. See “—Item 13. Certain Relationships and Related Transactions, and Director Independence — Investment In or Alongside Our Funds.” In determining compensation for our named executive officers, we do not take into account the gains or losses attributable to the personal investments by our named executive officers in our investment funds.
Minimum Retained Ownership Requirements
. We believe the continued ownership by our named executive officers of significant amounts of our equity affords significant alignment of interests with our stockholders. For equity awards granted in 2019 and onward (other than grants made under our Bonus Deferral Plan), our named executive officers are required to hold 25% of their vested equity for two years after the applicable vesting event. If the named executive officer’s employment terminates prior to such time, however, such 25% of the vested equity must be held for two years after termination of employment. The minimum retained ownership requirements for our named executive officers are further described below under “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2024 — Terms of Discretionary Equity Awards — Minimum Retained Ownership Requirements.”
Named Executive Officers
In 2024, our named executive officers were:

Executive	Title
Stephen A. Schwarzman	Co-Founder, Chairman and Chief Executive Officer
Jonathan D. Gray	President and Chief Operating Officer
Michael S. Chae	Vice Chairman and Chief Financial Officer
John G. Finley	Chief Legal Officer
Vikrant Sawhney	Chief Administrative Officer and Global Head of Institutional Client Solutions
Compensation Elements for Named Executive Officers
The key elements of the compensation of our named executive officers for 2024 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:
1.
Base Salary
. Each named executive officer received a $350,000 annual base salary in 2024, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public offering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.
2.
Annual Bonus Payments / Deferred Equity Awards
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
Each of our named executive officers other than Mr. Schwarzman received annual bonus payments in respect of 2024 in addition to their base salary. These bonus payments included participation interests in the earnings of the firm’s various investment businesses. For all named executive officers, the amount of bonus payments paid to such named executive officer at the end of the year in respect of such year was determined in the discretion of Mr. Schwarzman and Mr. Gray, as described below. Earnings for the firm’s investment businesses are calculated based on the annual operating income of the businesses and are generally a function of the performance of the businesses, which is evaluated by Mr. Schwarzman and Mr. Gray. The ultimate bonus payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the firm’s segments and product lines, (c) the overall success of the firm and (d) where applicable, the estimated participation interests given to the named executive officer at the beginning of the year in respect of the investments to be made in that year. We make annual bonus payments in the first quarter of the ensuing year to reward individual performance for the prior year. The ultimate bonus payments that are made are fully discretionary as further discussed below under “— Determination of Incentive Compensation.”
For 2024, all named executive officers other than Mr. Schwarzman were selected to participate in the Bonus Deferral Plan. The Bonus Deferral Plan provides for the deferral of a portion of each participant’s annual cash bonus payment. Except as otherwise determined by the Plan Administrator (as defined in the Bonus Deferral Plan), the amount of each participant’s annual cash bonus payment deferred under the Bonus Deferral Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and a portion of any incentive fees earned in connection with our investment funds and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. By deferring a portion of a participant’s compensation, the Bonus Deferral Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. Many publicly traded asset managers utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our stockholders to do the same for our personnel.
On January 10, 2025, Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney each received a deferral award under the Bonus Deferral Plan of deferred restricted common stock units in respect of their service in 2024. The percentage of the 2024 annual cash bonus payment mandatorily deferred into deferred restricted common stock units for Messrs. Gray, Chae, Finley and Sawhney was approximately 100%, 100%, 40% and 100%, respectively. These awards are reflected as stock awards for fiscal year 2024 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2024 table.
3.
Discretionary Equity Awards
. On April 1, 2024, Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney were awarded a discretionary award of 197,896, 79,159, 71,243 and 71,243 deferred restricted common stock units, respectively. These awards reflected 2023 performance and were intended to further promote retention and to incentivize future performance. The awards were granted under the 2007 Equity Incentive Plan. The awards will vest 10% on July 1, 2025, 10% on July 1, 2026, 20% on July 1, 2027, 30% on July 1, 2028 and 30% on July 1, 2029. These awards are reflected as stock awards for fiscal 2024 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2024 table.
In January 2025, Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney were each informed of anticipated discretionary awards of deferred restricted common stock units with values of $30,000,000, $15,000,000, $15,000,000 and $12,750,000, respectively. These anticipated awards reflect 2024 performance and are intended to further promote retention and to incentivize future performance. These awards are expected to be granted under the 2007 Equity Incentive Plan on April 1, 2025, subject to the named executive officer’s continued employment through such date. Once granted, these awards will vest 10% on July 1, 2026, 10% on July 1, 2027, 20% on July 1, 2028, 30% on July 1, 2029 and 30% on July 1, 2030 and will be reflected as stock awards for fiscal 2025 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2025 table.
4.
Participation in Carried Interest and Incentive Fees
. During 2024, all of our named executive officers participated in the carried interest and/or the incentive fees of our funds through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as “performance payments.” The aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, which we believe benefits our stockholders by fostering a strong alignment of interests between the investors in those funds and the named executive officers. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we treat the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Distributions in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are established in January of each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, which may include changes in the size and composition of the pool of Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives whereby these individuals may receive allocations of investment income from Blackstone’s firm investments. Our employees, including our named executive officers, may also receive equity awards in our investment advisory clients and/or be allocated securities of such clients that we have received.
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
Participation in carried interest generated by our carry funds for all named executive officers other than Mr. Schwarzman is subject to vesting. Vesting serves as an employment retention mechanism and thereby enhances the alignment of interests between a participant in our Performance Plans and the firm. Carried interest generally vests in equal installments on the first through fourth anniversary of the closing of the investment to which it relates (unless an investment is realized prior to the expiration of such four-year anniversary, in which case an active named executive officer is deemed 100% vested in the proceeds of such realizations). In addition, any named executive officer who is Tier I or Tier II retirement eligible (as defined below) will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. We believe that vesting requirements of carried interest participation enhances the stability of our senior management team and provides greater incentives for our named executive officers to remain at the firm. Due to his unique status as a co-founder
and the longtime chief executive officer of our firm, Mr. Schwarzman vests in 100% of his carried interest participation related to any investment by a carry fund upon the closing of that investment.
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
(c)
Investment Advisory Client Interests
. BXMT is an investment advisory client of Blackstone. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. In 2024, Messrs. Schwarzman, Gray, Chae, Finley and Sawhney were allocated restricted shares of listed common stock of BXMT in connection with investment advisory services provided by Blackstone to BXMT. The value of these allocated shares is reflected as “All Other Compensation” in the Summary Compensation Table.
5.
Other Benefits
. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our co-founder,
Mr. Schwarzman, which provides (as subsequently amended) specified benefits to him following his retirement. (See “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2024 —Schwarzman Founding Member Agreement.”) Mr. Schwarzman is provided certain security services, which may include home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and we consider the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman. Nevertheless, the expenses associated with these security services are reflected in the “All Other Compensation” column of the Summary Compensation Table below to the extent the aggregate amount of all perquisites or other personal benefits received exceeded $10,000.
Determination of Incentive Compensation
Mr. Schwarzman reserves final approval of each named executive officer’s compensation, other than his own, and receives recommendations from Mr. Gray on such compensation determinations (other than with respect to Mr. Gray’s own compensation). Mr. Schwarzman’s compensation has been established pursuant to the terms of his amended and restated founding member agreement, which is described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2024 — Schwarzman Founding Member Agreement.” For 2024, these decisions were based primarily on Mr. Schwarzman’s and Mr. Gray’s assessment of such named executive officer’s individual performance, operational performance for the areas of the business for which the named executive officer has responsibility, and the named executive officer’s potential to enhance investment returns for the investors in our funds and service to our investment advisory clients, and to contribute to long-term stockholder value. In evaluating these factors, Mr. Schwarzman and Mr. Gray relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash bonus payment and participation in carried interest, incentive fees and investment advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. Gray were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. Chae were his leadership and oversight of our global finance, treasury, technology and corporate development functions and his role in strategic initiatives undertaken by the firm. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. Finley were his leadership and oversight of our global legal and compliance functions, his role in positioning the firm to be compliant with and responsive to evolving legal and regulatory requirements applicable to us and our investment businesses, and his role in strategic initiatives undertaken by the firm. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. Sawhney were his leadership and oversight of our global institutional and private client relationships, his role in overseeing aspects of the firm’s operations and his role in strategic initiatives undertaken by the firm. For 2024, Messrs. Schwarzman and Gray also considered Blackstone’s overall performance and each named executive officer’s prior year annual cash bonus payments, the named executive officers’ allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the named executive officer’s peers within the firm. The actual cash bonus amounts awarded based on these considerations, net of the portion of Mr. Gray’s, Mr. Chae’s, Mr. Finley’s and Mr. Sawhney’s bonus mandatorily deferred into deferred restricted common stock units pursuant to the Bonus Deferral Plan, are reflected in the “Bonus” column of the Summary Compensation Table below.
Policies and Practices Related to the Timing of Equity Awards
Our executive compensation program has historically not included awards of stock options. Accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public
information. We also have not timed the release of material
non-public
information for the purpose of affecting the value of executive compensation.

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
Stephen A. Schwarzman
Compensation Committee Interlocks and Insider Participation
During 2024, our compensation committee was comprised of Mr. Schwarzman, and none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our compensation committee or our board of directors. For a description of certain transactions between us and Mr. Schwarzman, see “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table
The following table provides summary information concerning the compensation of our Chief Executive Officer, our Vice Chairman and Chief Financial Officer and each of our other named executive officers for services rendered to us. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman	2024	$350,000	$—	$—	$83,677,074	$84,027,074
Chairman and	2023	$350,000	$—	$—	$119,434,375	$119,784,375
Chief Executive Officer	2022	$350,000	$—	$—	$252,772,146	$253,122,146

Jonathan D. Gray	2024	$350,000	$—	$32,821,208	$44,141,580	$77,312,788
President and	2023	$350,000	$—	$37,504,034	$87,484,093	$125,338,127
Chief Operating Officer	2022	$350,000	$—	$54,581,040	$241,541,158	$296,472,198

Michael S. Chae	2024	$350,000	$—	$15,911,823	$5,224,642	$21,486,465
Vice Chairman and	2023	$350,000	$4,296,409	$12,128,412	$9,606,467	$26,381,288
Chief Financial Officer	2022	$350,000	$3,179,404	$14,586,650	$17,909,803	$36,025,856

John G. Finley	2024	$350,000	$3,382,867	$11,377,132	$2,043,192	$17,153,191
Chief Legal Officer	2023	$350,000	$3,091,991	$11,315,977	$3,150,580	$17,908,548
	2022	$350,000	$2,863,548	$12,316,037	$6,681,266	$22,210,851

Vikrant Sawhney	2024	$350,000	$—	$13,298,294	$8,571,538	$22,219,832
Chief Administrative Officer and Global Head of Institutional Client Solutions	2023	$350,000	$3,107,641	$10,272,784	$11,343,099	$25,073,524

(a)	The amounts reported in this column reflect the annual cash bonus payments made for performance in the indicated year.

The amount reported as “bonus” for 2024 for Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney is shown net of their mandatory deferral pursuant to the Bonus Deferral Plan. The deferred amounts for 2024 were as follows: Mr. Gray, $7,650,000, Mr. Chae, $6,150,000, Mr. Finley, $2,267,133 and Mr. Sawhney $4,400,000. For additional information on the Bonus Deferral Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2024 — Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan in 2025 and Prior Years.”

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

Amounts reported for 2024 reflect the following deferred restricted common stock units granted on January 10, 2025, for the 2024 performance under the Bonus Deferral Plan: Mr. Gray, 41,801 deferred restricted common stock units with a grant date fair value of $6,890,895, Mr. Chae, 33,604 deferred restricted common stock units with a grant date fair value of $5,539,619, Mr. Finley, 12,388 deferred restricted common stock units with a grant date fair value of $2,042,162 and Mr. Sawhney, 24,042 deferred restricted common stock units with a grant date fair value of $3,963,324. The grant date fair value of these equity awards is computed in accordance with GAAP and generally differs from the dollar amount of such awards. For additional information on the Bonus Deferral Plan, see “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2024 — Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan.”

(c)
Amounts reported for 2024 include distributions, whether in cash or in-kind,
in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officer in 2024 as follows: $71,857,251 for Mr. Schwarzman, $43,309,973 for Mr. Gray, $5,137,289 for Mr. Chae, $2,008,251 for Mr. Finley and $8,484,185 for Mr. Sawhney. Any
in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. For 2024, no named executive officers received such in-kind
distributions. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is paid to the named executive officer under the terms of the relevant Performance Plan. Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2024 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the amounts of carried interest- and incentive fee-related
compensation paid to a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash or in-kind
distributions) were to be included for 2024, the amounts would be $130,489,569 for Mr. Schwarzman, $55,624,994 for Mr. Gray, $9,776,156 for Mr. Chae, $3,882,981 for Mr. Finley and $15,824,232 for Mr. Sawhney. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.

Amounts shown for 2024 also include the value of restricted shares of listed common stock of BXMT allocated to our named executive officers based on the closing price of BXMT’s common stock on the date of the award as follows: $789,606 for Mr. Schwarzman, $831,607 for Mr. Gray, $87,353 for Mr. Chae, $34,941 for Mr. Finley and 87,353 for Mr. Sawhney. These restricted BXMT shares will vest over three years with one-sixth
of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter. With the exception of $11,030,216 of expenses related to security services in 2024 for Mr. Schwarzman and members of his family, there were no perquisites or other personal benefits provided to the other named executive officers for which the aggregate incremental cost to the Company exceeded $10,000, and information regarding any such perquisites or other personal benefits has therefore not been included. As noted above under “— Compensation Discussion and Analysis — Compensation Elements for Named Executive Officers — Other Benefits,” we consider the expenses for security services for Mr. Schwarzman to be for our benefit and appropriate business expenses rather than personal benefits for Mr. Schwarzman. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family may also make occasional business and personal use of an airplane in which we have a fractional interest. In each case, he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and members of his family and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”) and the Stephen A. Schwarzman Foundation (“SASF”), and Mr. Schwarzman, SASEF and SASF, as applicable, respectively, bear the full incremental cost to us of such personnel, if any. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by Mr. Schwarzman, as described above.

Grants of Plan-Based Awards in 2024
The following table provides information concerning equity awards granted in 2024 or, for deferred restricted common stock units granted under the Bonus Deferral Plan or on the same terms as the deferred bonus awards under the Bonus Deferral Plan, with respect to 2024, to our named executive officers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards
Stephen A. Schwarzman	—	—		$—
Jonathan D. Gray	4/1/2024	197,896	(a)	$25,930,313
	1/10/2025	41,801	(b)	$6,890,895
Michael S. Chae	4/1/2024	79,159	(a)	$10,372,204
	1/10/2025	33,604	(b)	$5,539,619
John G. Finley	4/1/2024	71,243	(a)	$9,334,970
	1/10/2025	12,388	(b)	$2,042,162
Vikrant Sawhney	4/1/2024	71,243	(a)	$9,334,970
	1/10/2025	24,042	(b)	$3,963,324

(a)	Represents deferred restricted common stock units granted in 2024 under our 2007 Equity Incentive Plan for 2023 performance.
(b)
Represents deferred restricted common stock units granted in 2025 under the Bonus Deferral Plan for 2024 performance. These grants are reflected in the “Stock Awards” column of the Summary Compensation Table in 2024.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2024
Terms of Discretionary Equity Awards
Vesting Provisions
. The 981,883 deferred restricted Blackstone Holdings Partnership Units granted to Mr. Chae in 2016 vested annually in substantially equal installments over six years beginning on July 1, 2019. The 708,601, 47,241, 47,241 and 9,449 deferred restricted Blackstone Holdings Partnership Units granted in 2019 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, vested 20% on July 1, 2022, 30% on July 1, 2023 and 50% on July 1, 2024. The 757,217, 216,348, 108,174 and 216,348 deferred restricted common stock units granted in 2020 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, vested 10% on July 1, 2021, 10% on July 1, 2022, 20% on July 1, 2023 and 30% on July 1, 2024, and will vest 30% on July 1, 2025. The 533,628, 105,322, 91,279 and 119,365 deferred restricted common stock units granted in 2021 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, vested 10% on July 1, 2022, 10% on July 1, 2023, 20% on July 1, 2024, and will vest 30% on July 1, 2025 and 30% on July 1, 2026. The 314,747, 86,970, 74,546 and 76,202 deferred restricted common stock units granted in 2022 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, vested 10% on July 1, 2023, 10% on July 1, 2024, and will vest 20% on July 1, 2025, 30% on July 1, 2026 and 30% on July 1, 2027. The 349,191, 116,397, 104,758 and 104,758 deferred restricted common stock units granted in 2023 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, vested 10% on July 1, 2024, and will vest 10% on July 1, 2025, 20% on July 1, 2026, 30% on July 1, 2027 and 30% on July 1, 2028. The 197,896, 79,159, 71,243 and 71,243 deferred restricted common stock units granted in 2024 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, will vest 10% on July 1, 2025, 10% on July 1, 2026, 20% on July 1, 2027, 30% on July 1, 2028 and 30% on July 1, 2029.
Except as described below, unvested discretionary equity awards are generally forfeited upon termination of employment. With respect to Mr. Gray, the deferred restricted common stock units granted to him in 2020 and subsequent years will become fully vested if he is terminated by us without cause. In addition, upon the death or permanent disability of a named executive officer, all unvested discretionary equity awards of common stock units held at that time will vest immediately. In connection with a named executive officer’s termination of employment due to a Tier I qualifying retirement or a Tier II qualifying retirement, 50% or 100% of such units, respectively, will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). Blackstone personnel are deemed Tier I retirement eligible upon reaching the age of 55 and having at least five full years of service with our firm, and the sum of his or her age plus years of service with our firm totals at least 65. Upon the effectiveness of the Tier II Retirement Amendment (defined below), Blackstone personnel will be deemed Tier II retirement eligible upon reaching the age of 60 and having at least ten full years of service with our firm. Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becoming the Series II Preferred Stockholder), all unvested discretionary equity awards will automatically be deemed vested as of immediately prior to such change in control.

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
Minimum Retained Ownership Requirements
. For units granted in 2014 and prior years (other than grants made under our Bonus Deferral Plan), while employed by us and generally for one year following the termination of employment, our named executive officers (except as otherwise provided below) are required to hold at least 25% of all vested equity received by such named executive officer; provided that with respect to vested equity received in connection with the reorganization we effected prior to our initial public offering, such percentage is reduced to 12.5% upon a Tier I or Tier II qualifying retirement. For equity granted in 2015 through 2018 (other than grants made under our Bonus Deferral Plan) our named executive officers (except as otherwise provided below) are required to hold 25% of their vested equity until the earlier of (1) ten years after the applicable vesting date and (2) one year following termination of employment. For equity awards granted in 2019 and onward (other than grants made under our Bonus Deferral Plan), our named executive officers (except as otherwise provided below) are required to hold 25% of their vested equity for two years after the applicable vesting event. If the named executive officer’s employment terminates prior to such time, however, such 25% of the vested equity must be held for two years after termination of employment. The requirement that one continue to hold such minimum amounts of vested equity is subject to the qualification in Mr. Schwarzman’s case that in no event will he be required to hold equity having a market value greater than $1.5 billion or hold equity following termination of employment. Each of our named executive officers is in compliance with these minimum retained ownership requirements.
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
At the end of each year, the Plan Administrator selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Bonus Deferral Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual who is not so selected may not elect to participate in the Bonus Deferral Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Bonus Deferral Plan for a given year may not necessarily be selected to participate in a subsequent year. For 2024, all employees other than Mr. Schwarzman, who received no bonus in respect of 2024, were selected to participate in the Bonus Deferral Plan, with the deferred amount (if any) determined in accordance with the table described below or as otherwise determined in the discretion of the Plan Administrator. For fiscal 2024, the Plan Administrator determined that 100% of the annual cash bonus payment for each of Messrs. Gray, Chae and Sawhney would be deferred.
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

Mandatory Deferral Awards
. Generally, deferral units are satisfied by delivery of shares of our common stock in equal annual installments over a three-year deferral period. Delivery of shares of our common stock underlying vested deferral units is generally made during open trading window periods to facilitate the participant’s liquidity to meet tax obligations. If the participant’s employment is terminated for cause, the participant’s undelivered deferral units (vested and unvested) will be immediately forfeited. Upon a change in control or termination of the participant’s employment because of death, any undelivered deferral units (vested and unvested) will become immediately deliverable. Unvested bonus deferral awards will be forfeited upon resignation, will immediately vest and be delivered if the participant’s employment is terminated without cause or because of disability and, in connection with a Tier I or Tier II qualifying retirement, will continue to vest and be delivered over the applicable deferral period, subject to forfeiture if the participant violates any applicable provision of his or her employment agreement or engages in any competitive activity (as such term is defined in the Bonus Deferral Plan).
The 105,312, 28,797, 23,663 and 12,074 deferred restricted common stock granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, in 2022 for 2021 performance vested one-third
on January 1, 2023,
one-third
on January 1, 2024 and
one-third
on January 1, 2025. The 176,874, 42,730, 34,307 and 57,250 deferred restricted common stock granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, in 2023 for 2022 performance vested one-third
on January 1, 2024,
one-third
on January 1, 2025, and will vest
one-third
on January 1, 2026. The 55,837, 15,564, 17,280 and 8,753 deferred restricted common stock granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, in 2024 for 2023 performance vested one-third
on January 1, 2025, and will vest
one-third
on

January 1, 2026 and
one-third
on January 1, 2027. The 41,801, 33,604, 12,388 and 24,042 deferred restricted common stock granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, in 2025 for 2024 performance will vest one-third
on January 1, 2026,
one-third
on January 1, 2027 and
one-third
on January 1, 2028.
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
On July 1, 2019, in connection with Blackstone’s conversion from a limited partnership to a corporation and with the approval of the conflicts committee advised by independent counsel, we amended this agreement to address the ongoing compensation to be received by Mr. Schwarzman. Pursuant to the amended agreement, Mr. Schwarzman is entitled to distributions and benefits in amounts and at levels that are consistent with current practices. In addition, the amended agreement provides that, prior to Mr. Schwarzman’s termination of service, the profit sharing percentage for any carried interest in new funds in which there is a corresponding predecessor fund shall be set at the same profit sharing percentage he or related entities held in the most recent such predecessor fund and, in the case where there is no such predecessor fund, the profit sharing percentage shall be set at the median profit sharing percentage owned by him or related entities across all funds existing at the time in question. In connection with the amended agreement, Mr. Schwarzman informed the former conflicts committee of our board of directors that he has no current plan to retire.
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
Non-Competition
and
Non-Solicitation
Agreements” below).
Outstanding Equity Awards at 2024 Fiscal Year End
The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2024.

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	1,561,967	$268,997,917
Michael S. Chae (c)	468,845	$80,583,873
John G. Finley (c)	372,811	$64,186,295
Vikrant Sawhney	437,999	$75,337,790

(a)
The references to “stock” or “shares” in this table refer to unvested deferred restricted common stock units (including deferred restricted common stock units granted under the Bonus Deferral Plan to Messrs. Gray, Chae, Finley and Sawhney in 2025 in respect of 2024 performance). The vesting terms of these awards are described under the caption “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2024” above.

(b)
The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted common stock units held by the named executive officer by the closing market price of $172.42 per share of our common stock on December 31, 2024, the last trading day of 2024, other than the deferred restricted common stock units granted in 2025 in respect of 2024 performance, which are valued as of the date of their grant.

(c)
Amounts reported for Messrs. Chae and Finley include (1) 190,796 and 156,192 deferred restricted common stock units, respectively, which reflects 50% of the unvested deferred restricted common stock units that have been granted to Messrs. Chae and Finley as discretionary equity awards and (2) 87,253 and 60,427 deferred restricted common stock units, respectively, granted to Messrs. Chae and Finley pursuant to the Bonus Deferral Plan, which are considered vested and undelivered for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation due to the Tier I retirement eligibility of Messrs. Chae and Finley as of December 31, 2024. Upon retirement the deferred restricted common stock units are scheduled to be delivered in equal annual installments over the three-year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).

Option Exercises and Stock Vested in 2024
The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2024:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	880,149	$108,671,755
Michael S. Chae	335,080	$41,317,524
John G. Finley	124,493	$15,496,893
Vikrant Sawhney	136,312	$16,876,189

(a)	The references to “stock” or “shares” in this table refer to deferred restricted Blackstone Holdings Partnership Units and our deferred restricted common stock units.
(b)	The value realized on vesting is based on the closing market prices of our common stock on the day of vesting.
Potential Payments Upon Termination of Employment or Change in Control
Upon a change of control event where any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becomes the Series II Preferred Stockholder or a termination of employment because of death or disability, any unvested deferred restricted Blackstone Holdings Partnership Units or unvested deferred restricted common stock units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2024, the last business day of 2024, each of our continuing named executive officers would have vested in the following numbers of deferred restricted common stock units, having the following values based on our closing market price of $172.42 per share of common stock on December 31, 2024, other than the deferred restricted common stock units granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney in 2025 in respect of 2024 performance, which are valued as of the date of their grant: Mr. Schwarzman had no outstanding unvested equity at December 31, 2024; Mr. Gray —1,561,967 deferred restricted common stock units with an aggregate value of $268,997,917, Mr. Chae —468,845 deferred restricted common stock units with an aggregate value of $80,583,873, Mr. Finley — 372,811 deferred restricted common stock units with an aggregate value of $64,186,295, and Mr. Sawhney —437,999 deferred restricted common stock units with an aggregate value of $75,337,790. In addition, the Bonus Deferral Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common stock units will become immediately deliverable.
In connection with a named executive officer’s termination of employment due to a Tier I qualifying retirement, 50% of their unvested discretionary equity awards will continue to vest and be delivered over the vesting period and any unvested deferred restricted common stock units granted under the Bonus Deferral Plan will vest and be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable). As of December 31, 2024, Messrs. Chae and Finley were Tier I retirement eligible. If Mr. Chae or Mr. Finley had retired on December 31, 2024, 190,796 and 156,192 of their deferred restricted common stock units granted as discretionary awards, respectively, would continue to vest and be delivered over the vesting period and 87,253 and 60,427 of their deferred restricted common stock units granted under the Bonus Deferral Plan, respectively, would vest and be delivered over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).
On February 26, 2025, the Compensation Committee approved an Omnibus Amendment to the Company’s equity award agreements covering the Company’s outstanding discretionary equity awards, effective as of April 1, 2025 (the “Tier II Retirement Amendment”). The Tier II Retirement Amendment provides that participants who satisfy certain Tier II retirement eligibility criteria will be eligible to vest in 100% of their unvested discretionary equity awards over the applicable vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity. If such amendment had been in effect on December 31, 2024, Mr. Finley would have satisfied such Tier II retirement eligibility criteria. Accordingly, upon retirement on such date, Mr. Finley would have been entitled to (i) continued vesting and delivery of 312,384 of his deferred restricted common stock units granted as discretionary awards and (ii) vesting and delivery over the three year deferral period of 60,427 of his deferred restricted common stock units granted under the Bonus Deferral Plan, in each case subject to forfeiture if he violates any applicable provision of his employment agreement or engages in any competitive activity.
Upon a termination of Mr. Gray’s, Mr. Chae’s, Mr. Finley’s or Mr. Sawhney’s employment without cause, the deferred restricted common stock units granted to each of them under the Bonus Deferral Plan in respect of 2024, 2023 and 2022, as applicable, will become fully vested. Had such a termination of employment occurred on December 31, 2024, the last business day of 2024, each of Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney would have vested in the following numbers of deferred restricted common stock units, respectively, having the following values based on our closing market price of $172.42 per share of common stock on December 31, 2024, other than the deferred restricted common stock units granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney in 2025 in respect of 2024 performance, which are valued as of the date of their grant: Mr. Gray — 250,658 deferred restricted common stock units with an aggregate value of $42,902,020, Mr. Chae — 87,253 deferred restricted common stock units with an aggregate value of $14,789,780, Mr. Finley — 60,427 deferred restricted common stock units with an aggregate value of $10,325,046 and Mr. Sawhney — 74,986 deferred restricted common stock units with an aggregate value of $12,747,088.
Upon a termination of Mr. Gray’s employment without cause, the deferred restricted common stock units granted to him on April 1, 2020, April 1, 2021, April 1, 2022, April 1, 2023 and April 1, 2024 will become fully vested. Had such a termination occurred on December 31, 2024, the last business day of 2024, Mr. Gray would have vested in 1,311,309 deferred restricted common stock units with a value of $226,095,898 based on our closing market price of $172.42 per share of our common stock on December 31, 2024.
In addition, except as described below, unvested carried interest in our carry funds is generally forfeited upon termination of employment. Upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, the named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Furthermore, any named executive officer that is Tier I or Tier II retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. In addition, pursuant to Mr. Schwarzman’s founding member agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2024 — Schwarzman Founding Member Agreement,” following retirement and for the remainder of his life, Mr. Schwarzman will be provided with specified retirement benefits, including a car and driver, retention of his current office, administrative support and annual home and personal security benefits. The value of such retirement benefits is estimated at approximately $13.0 million per year based on 2024 costs. We have not assigned a value to the entitlements of Mr. Schwarzman and his estate and related entities to receive carried interest in new funds or to invest in our investment funds fee free following his termination of service as such value cannot be reasonably estimated. We anticipate that any incremental cost to us with respect to the other personal benefits to which Mr. Schwarzman is entitled following his retirement will be de minimis.
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
“Competitive business” means any business that competes with our business, including any businesses that we are actively considering conducting at the time of the senior managing director’s termination of employment, so long as the senior managing director knows or reasonably should have known about such plans, in any geographical or market area where we or our affiliates conduct business or provide our products or services.
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
we are providing the following information regarding the ratio of the annual total compensation for our principal executive officer to the median of the annual total compensation of all our employees (other than our principal executive officer) (the “CEO Pay Ratio”). Our CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u). However, due to the flexibility afforded by Item 402(u) in calculating the CEO Pay Ratio, our CEO Pay Ratio may not be comparable to the CEO pay ratios presented by other companies. As of December 31, 2024, we employed approximately 4,895 people, including our 254 senior managing directors. We identified our median employee using our global employee population as of December 31, 2024. To identify our median employee, we used annual base salary and bonuses earned in 2024. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. Application of our consistently applied compensation measure identified a group of employees with the same total annual base salary and cash bonus earned in 2024. We identified our median employee from among these employees by reviewing the components of their annual total compensation and selecting the employee whose title, tenure and compensation characteristics most accurately reflected the compensation of a typical employee. After identifying our median employee, we calculated the median employee’s annual total compensation in accordance with the requirements of the Summary Compensation Table. For 2024, the annual total compensation for Mr. Schwarzman, our principal executive officer, was $84,027,074 and our median employee’s annual total compensation was $265,000. Accordingly, annual total compensation of our principal executive officer was approximately three hundred seventeen times the annual total compensation of our median employee.
Director Compensation in 2024
No additional remuneration is paid to our employees for service on our board of directors. In 2024, each of our non-employee
directors received an annual cash retainer of $150,000 and a grant of deferred restricted common stock units equivalent in value to $210,000, with a grant date fair value determined as described in footnote (a) to the first table below. An additional $40,000 annual retainer was paid to the Chairman of the Audit Committee during 2024, $30,000 of which was paid in cash and the remainder of which was paid in the form of deferred restricted common stock units equivalent in value to $10,000 and with the same vesting terms as the other deferred restricted common stock units. The amounts of our non-employee
directors’ compensation were approved by our board of directors upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.

The following table provides the director compensation for our directors for 2024:

Name	Fees Earned or Paid in Cash	Stock Awards (a) (b)	Total
Kelly A. Ayotte (c)	$130,952	$207,865	$338,818
Joseph P. Baratta (d)	$—	$—	$—
James W. Breyer	$150,000	$211,568	$361,568
Reginald J. Brown	$150,000	$211,968	$361,968
Rochelle B. Lazarus	$150,000	$210,542	$360,542
The Right Honorable Brian Mulroney(e)	$25,000	$—	$25,000
William G. Parrett	$180,000	$220,405	$400,405
Ruth Porat	$150,000	$210,519	$360,519

(a)
The references to “stock” in this table refer to our deferred restricted common stock units. Amounts for 2024 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Earnings Per Share and Stockholders’ Equity” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.” These deferred restricted common stock units vest, and the underlying shares of common stock will be delivered, on the first anniversary of the date of the grant, subject to the director’s continued service on our board of directors.

(b)
Each of our
non-employee
directors was granted deferred restricted common stock units upon appointment as a director. In 2024, in connection with the anniversary of his or her initial grant, each of the following directors was granted deferred restricted common stock units: Ms. Ayotte — 1,702 units; Mr. Breyer — 1,636 units; Mr. Brown — 1,402 units; Ms. Lazarus — 1,736 units; Mr. Parrett — 1,242 units; and Ms. Porat — 1,692 units.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2024:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
James W. Breyer	1,636	$282,079
Reginald J. Brown	1,402	$241,733
Rochelle B. Lazarus	1,736	$299,321
William G. Parrett	1,242	$214,146
Ruth Porat	1,692	$291,735

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common stock units.
(2)
The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common stock units held by the director by the closing market price of $172.42 per share of our common stock on December 31, 2024, the last trading day of 2024.

(c)
Following her election as Governor of New Hampshire, Ms. Ayotte resigned from the Board effective November 14, 2024. Ms. Ayotte’s unvested equity awards were forfeited upon her resignation, pursuant to the terms thereof.

(d)
Mr. Baratta is an employee and no additional remuneration is paid to him for his service as a director. Mr. Baratta’s employee compensation is discussed in “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(e)	Mr. Mulroney served as a director of Blackstone until his passing on February 29, 2024. Mr. Mulroney’s unvested equity awards vested immediately upon his passing, pursuant to the terms thereof.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock and Blackstone Holdings Partnership Units as of February 21, 2025 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of Blackstone Inc.,

•	each member of our board of directors,

•	each of our named executive officers, and

•	all our current directors and executive officers as a group.
The amounts and percentage of common stock and Blackstone Holdings Partnership Units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 21, 2025. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.

	Shares of Common Stock Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Stockholders
The Vanguard Group, Inc. (b)	62,972,154	8.6%	—	—
BlackRock, Inc. (c)	45,986,530	6.3%	—	—
Directors and Named Executive Officers (d)(e)
Stephen A. Schwarzman (f)(g)	—	—	231,924,793	51.8%
Jonathan D. Gray (g)	1,673,626	*	41,293,901	9.2%
Michael S. Chae (g)	433,868	*	6,500,556	1.5%
John G. Finley (g)	99,320	*	434,776	*
Vikrant Sawhney (g)	341,936	*	639,771	*
Joseph P. Baratta	373,962	*	6,614,245	1.5%
Kelly Ayotte	16,514	*	—	—
James W. Breyer	38,905	*	—	—
Reginald J. Brown	16,949	*	—	—
Brian Mulroney	179,770	*	—	—
Rochelle B. Lazarus (g)	57,626	*	—	—
William G. Parrett (g)	91,781	*	—	—
Ruth Porat	43,712	*	—	—
All current executive officers and directors as a group (13 persons)	3,367,969	*	287,408,042	64.2%

*	Less than one percent
(a)
Subject to certain requirements and restrictions, the partnership units of Blackstone Holdings are exchangeable for shares of our common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the five Blackstone Holdings Partnerships to effect an exchange for a share of our common stock. See “—Item 13. Certain Relationships and Related Transactions, and Director Independence — Exchange Agreement.” Beneficial ownership of Blackstone Holdings Partnership Units reflected in this table has not been also reflected as beneficial ownership of our shares of common stock for which such units may be exchanged.

(b)
Reflects shares of common stock beneficially owned by The Vanguard Group, Inc. and its subsidiaries based on the amended Schedule 13G filed by The Vanguard Group, Inc. on February 13, 2024. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(c)
Reflects shares of common stock beneficially owned by BlackRock, Inc. and its subsidiaries based on the Schedule 13G filed by BlackRock, Inc. on January 29, 2024. The address of BlackRock, Inc. is 50 Hudson Yards New York, NY 10001.

(d)
The shares of common stock beneficially owned by the directors and executive officers reflected above do not include the following number of securities that will be delivered to the respective individual more than 60 days after February 28, 2025: Mr. Gray – 1,449,292 deferred restricted common stock; Mr. Chae – 439,815 deferred restricted common stock; Mr. Finley – 347,728 deferred restricted common stock; Mr. Baratta – 467,588 deferred restricted common stock; Mr. Sawhney – 411,973 deferred restricted common stock; Mr. Parrett – 1,242 deferred restricted common stock; Ms. Lazarus – 1,736 deferred restricted common stock; Mr. Breyer – 1,636 deferred restricted common stock; Ms. Porat – 1,692 deferred restricted common stock; and Mr. Brown – 1,402 deferred restricted common stock.

(e)
The Blackstone Holdings Partnership Units shown in the table above include the following number of vested units being held back under our minimum retained ownership requirements: Mr. Schwarzman – 9,472,688 Blackstone Holdings Partnership Units; Mr. Gray – 11,619,691 Blackstone Holdings Partnership Units and 271,816 deferred restricted common units; Mr. Chae – 3,437,080 Blackstone Holdings Partnership Units and 71,230 deferred restricted common units; and Mr. Finley – 197,329 Blackstone Holdings Partnership Units and 51,797 deferred restricted common units; Mr. Baratta – 4,045,306 Blackstone Holdings Partnership Units and 373,962 deferred restricted common units; and Mr. Sawhney – 220,385 Blackstone Holdings Partnership Units and 151,664 deferred restricted common units.

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

(g)
The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include: (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman – 3,686,266 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. Gray – 5,204,356 units held in a trust for which Mr. Gray is the investment trustee, Mr. Chae – 1,150,070 units held in a trust for which Mr. Chae is the investment trustee, Mr. Finley – 80,964 units held in a trust for which Mr. Finley is the investment trustee, Mr. Baratta – 142,237 units held in a trust for which Mr. Baratta is the investment trustee, and Mr. Sawhney 104,000 units held in a trust for which Mr. Sawhney is the investment trustee (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Gray – 14,359,231 units, and (c) the following units held by a separate legal entity and for which the named executive officer maintains voting and investment control: Mr. Schwarzman – 1,438,529 units, Mr. Finley – 72,000 units, Mr. Baratta – 4,248,950 units, and Mr. Sawhney – 56,000 units. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control. The Blackstone common stock shown in the table above for each named executive officer and director include: (a) the following shares held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Finley – 32,523 shares held in a family limited liability company and 4,000 shares held in a trust for the benefit of his spouse of which he is a trustee, and Ms. Lazarus – 2,950 shares held in a trust for the benefit of family members over which she shares investment control (b) Mr. Finley – 11,000 shares held in a trust for the benefit of Mr. Finley and his family of which he is a trustee; and (c) 32,523 and 10,000 shares that have been pledged by Messrs. Finley and Parrett, respectively, to a third party to secure payment for a loan.

Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2024:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	54,575,634	—	161,555,099
Equity Compensation Plans Not Approved by Security Holders	—	—	—

	54,575,634	—	161,555,099

(a)
Reflects the outstanding number of our deferred restricted common stock units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2024.

(b)
The aggregate number of our common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of shares of common stock equal to the positive difference, if any, of (a) 15% of the aggregate number of shares of our common stock and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by Blackstone Inc. or its wholly owned subsidiaries) minus (b) the aggregate number of shares of our common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of shares of our common stock and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2025, pursuant to this formula, 174,967,230 shares of common stock, which is equal to 0.15 times the number of shares of our common stock and Blackstone Holdings Partnership Units outstanding on December 31, 2024, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form
S-8
under the Securities Act to register shares of common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form
S-8
registration statement will automatically become effective upon filing. Accordingly, shares of common stock registered under such registration statement will be available for sale in the open market.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Tax Receivable Agreements
We used a portion of the proceeds from the IPO and the sale of non-voting
common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units (other than Blackstone Inc.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of our common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings partnerships to effect an exchange for a share of common stock. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for a share of common stock occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings Partnerships at the time of an exchange of partnership units. Other Blackstone Holdings Partnerships and certain subsidiary partnerships are expected to make such elections for the 2024 and subsequent taxable years with the filing of their federal income tax returns for such tax years. The purchase and subsequent exchanges of Blackstone Holdings Partnership Units are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by us to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of us (and certain of our subsidiaries that are treated as corporations for U.S. federal income tax purposes which we refer to as “the corporate taxpayers”) and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $1.8 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $529.9 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the holders of Blackstone Holdings Partnership Units mentioned above.
Subsequent to December 31, 2024, payments totaling $46.3 million were made to certain holders of Blackstone Holdings Partnership Units mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2023 taxable year. Such payments included $1.5 million to Mr. Schwarzman, $0.2 million to Mr. Chae, $0.08 million to Mr. Finley, $0.04 million to Mr. Sawhney, and $0.6 million to Mr. Baratta, which amounts include payments to vehicles controlled by such persons or their relatives, as applicable.

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
Registration Rights Agreement
In connection with the restructuring and IPO, we entered into a registration rights agreement with our pre-IPO
owners, which was subsequently amended in connection with Blackstone’s conversion from a limited partnership to a corporation, pursuant to which we granted them, their affiliates and certain of their transferees the right, under certain circumstances and subject to certain restrictions, to require us to register under the Securities Act shares of common stock delivered in exchange for Blackstone Holdings Partnership Units or shares of common stock (and other securities convertible into or exchangeable or exercisable for our shares of common stock) otherwise held by them. In addition, newly-admitted Blackstone senior managing directors and certain others who acquire Blackstone Holdings Partnership Units have subsequently become parties to the registration rights agreement. In addition, our founder, Stephen A. Schwarzman, has the right to request that we register the sale of shares of common stock held by holders of Blackstone Holdings Partnership Units an unlimited number of times and may require us to make available shelf registration statements permitting sales of shares of common stock into the market from time to time over an extended period. In addition, Mr. Schwarzman has the ability to exercise certain piggyback registration rights in respect of shares of common stock held by holders of Blackstone Holdings Partnership Units in connection with registered offerings requested by other registration rights holders or initiated by us.
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
Joseph P. Baratta
Mr. Baratta received a base salary of $350,000 and a bonus payment of $6,890,895. The bonus payment was based upon the performance of our private equity business, including the contribution of all current and past funds within the business dating back to before the IPO. The ultimate bonus payment to Mr. Baratta was, however, determined in the discretion of Mr. Schwarzman and Mr. Gray. On January 10, 2025, Mr. Baratta was granted 41,801 shares of deferred restricted common stock with a grant date fair value of $6,890,895, reflecting 100% of his annual bonus payment mandatorily deferred into deferred restricted common stock pursuant to the Bonus Deferral Plan. In April 2024, Mr. Baratta was awarded a discretionary award of 55,411 deferred restricted common stock units with a grant date fair value of $7,260,503. This award reflected 2023 performance and was intended to further promote retention and to incentivize future performance. See “—Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2024 — Terms of Discretionary Equity Awards” for discussion of the vesting terms applicable to Mr. Baratta’s equity awards.
Mr. Baratta also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Baratta in respect of carried interest in our carry funds primarily relates to Mr. Baratta’s participation in the private equity funds (which were formed both before and after the IPO). The amount of distributions, whether cash or in-kind,
in respect of carried interest or incentive fee allocations to Mr. Baratta for 2024 was $26,095,196. Any in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. See “—Item 11. Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.
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
Each of the Blackstone Holdings Partnerships has an identical number of partnership units outstanding, and we use the terms “Blackstone Holdings Partnership Unit” or “partnership unit in/of Blackstone Holdings” to refer, collectively, to a partnership unit in each of the Blackstone Holdings Partnerships. The holders of partnership units in Blackstone Holdings, including Blackstone Inc.’s wholly owned subsidiaries, will incur U.S. federal, state and local income taxes on their proportionate share of any net taxable income of Blackstone profits and net losses of Blackstone Holdings will generally be allocated to its partners (including Blackstone Inc.’s wholly owned subsidiaries)
pro-rata
in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” The partnership agreements of the Blackstone Holdings Partnerships provide for cash distributions, which we refer to as “tax distributions,” to the partners of such partnerships if the wholly owned subsidiaries of Blackstone Inc. which are the general partners of the Blackstone Holdings Partnerships determine that the taxable income of the relevant partnership will give rise to taxable income for its partners.

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
Subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, Blackstone Holdings Partnership Units may be exchanged for shares of common stock as described under “- Exchange Agreement” below. In addition, the Blackstone Holdings partnership agreements authorize the wholly owned subsidiaries of Blackstone Inc., which are the general partners of those partnerships, to issue an unlimited number of additional partnership securities of the Blackstone Holdings Partnerships with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for shares of our common stock.
See “—Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2024 — Terms of Discretionary Equity Awards” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.
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
Mr. Brown’s appointment to our board of directors. During 2024, we paid Kirkland approximately $101.3 million in legal fees (the “Fees”), and Mr. Brown’s interest in the Fees is estimated to be less than 1% of the Fees. Mr. Brown does not receive any direct compensation, specific origination bonus or other disproportionate allocation from legal fees we pay to Kirkland.
Firm Use of Private Aircraft
Certain entities controlled by Mr. Schwarzman wholly own aircraft that we use for business purposes in the course of our operations, and in 2024, we made payments of $4.0 million for the use of such aircraft, which included

$2.6 million paid directly to the managers of the aircraft. An entity controlled by Mr. Gray wholly owns aircraft that we use for business purposes in the course of our operations, and in 2024, we made payments of $4.8 million for the use of such aircraft, which included $2.3 million paid directly to the manager of the aircraft. An entity jointly controlled by Mr. Baratta and two other individuals owns aircraft that we use for business purposes in the course of our operations, and in 2024, we made payments of $1.5 million for the use of such aircraft, which included $0.9 million paid directly to the manager of the aircraft. As part of these arrangements, when we use such aircraft for business purposes from time to time, Messrs. Schwarzman, Gray and Baratta or their affiliated entities, as applicable, receive from their respective manager all or substantially all of the charter charges, net of any fee retained by such manager. Each of Messrs. Schwarzman, Gray, and Baratta paid for his respective ownership interest in his aircraft himself and bore his respective share of all operating, personnel and maintenance costs associated with the operation of such aircraft. The hourly payments we made for use of such aircraft were based on current market rates.
Investment In or Alongside Our Funds
Our directors and executive officers may invest their own capital in or alongside our funds and other vehicles we manage, in some instances, without being subject to management fees, carried interest or incentive fees. For our carry funds, these investments may be made through the applicable fund general partner and fund a portion of the general partner capital commitments to our funds. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments and in compliance with applicable laws. During the year ended December 31, 2024, our directors and executive officers (and, in some cases, certain investment trusts or other family vehicles or charitable organizations controlled by them or their immediate family members) had the following gross contributions relating to their personal investments (and the investments of any such trusts) in Blackstone funds and other Blackstone-managed vehicles: Mr. Schwarzman, Mr. Gray, Mr. Baratta, Mr. Breyer, Mr. Chae, Ms. Porat, Mr. Sawhney, Mr. Finley, Mr. Brown, and Mr. Parrett made gross contributions of $281.6 million, $39.9 million, $6.1 million, $4.3 million, $2.8 million, $1.3 million, $1.1 million, $0.6 million, $0.3 million, and $0.2 million, respectively.
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
Non-Competition
and
Non-Solicitation
Agreements
We have entered into a
non-competition
and
non-solicitation
agreement with each of our Senior Managing Directors, including each of our executive officers. See “—Item 11. Executive Compensation
— Non-Competition
and
Non-Solicitation
Agreements” for a description of the material terms of such agreements.
Director Independence
See “—Item 10. Directors, Executive Officers and Corporate Governance — Controlled Company Exception and Director Independence” for information on director independence.

Item 14. Principal Accountant Fees and Services
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2024
	Blackstone Inc.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$9,725	(a)	$64,272	$—	$73,997
Audit-Related Fees	—		1,355	29,949	31,304
Tax Fees	802	(b)	97,582	11,260	109,644
All Other Fees	—		78	—	78

	$10,527		$163,287	$41,209	$215,023

	Year Ended December 31, 2023
	Blackstone Inc.		Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$9,914	(a)	$59,323	$—	$69,237
Audit-Related Fees	—		226	15,966	16,192
Tax Fees	731	(b)	89,699	8,610	99,040
All Other Fees	—		—	—	—

	$10,645		$149,248	$24,576	$184,469

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

4.47
Indenture dated as of December 6, 2024 among Blackstone Reg Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.48
First Supplemental Indenture dated as of December 6, 2024 among Blackstone Reg Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.49	Form of 5.000% Senior Note due 2034 (included in Exhibit 4.48 hereto).

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

10.9+
Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024).

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

10.13+
Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Mr. Schwarzman).

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

10.61
Form of Amended and Restated Aircraft Dry Lease Agreement (N113CS) between 113CS LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023).

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

10.64+
Amended and Restated Agreement of Exempted Limited Partnership of Blackstone AG Associates L.P., dated as of February 16, 2016 and deemed effective as of May 30, 2014 (incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

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

10.73+
Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Property Associates International L.P., dated as of February 16, 2016 and deemed effective as of July 15, 2015 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.74+
Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Property Associates International-NQ L.P., dated as of February 16, 2016 and deemed effective July 28, 2015 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

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

10.82
Form of Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10 K for the year ended December 31, 2023 filed with the SEC on February 23, 2024).

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

10.121
Form of Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.121 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024).

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

10.128+
Amended and Restated Limited Partnership Agreement of BMA IX GP L.P., dated as of May 3, 2024. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 3, 2024).

10.129
Amended and Restated Agreement of Exempted Limited Partnership of BREA Europe VII (Cayman) L.P., dated as of May 3, 2024 and deemed effective as of June 30, 2023. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 3, 2024).

10.130+
Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates GP Solutions L.P., dated as of November 1, 2024 and deemed effective as of June 16, 2021. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.131+
Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Infrastructure IV L.P., dated November 1, 2024 and deemed effective as of December 11, 2023. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.132+
Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates IX L.P., dated as of November 1, 2024 and deemed effective as of October 7, 2021. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.133+
Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VIII L.P., dated as of November 1, 2024 and deemed effective as of May 3, 2022. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.134+
Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates – NC Real Asset Opportunities, L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.135+
Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Infrastructure III L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.136+
Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates RA II L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.137+
Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VI L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.138+
Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VII L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.139+
Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VII L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.140+
Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VIII L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.141+
Amended and Restated Limited Partnership Agreement of Blackstone ETMA IV GP L.P., dated as of November 1, 2024 and deemed effective as of June 4, 2024 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.142*+	Omnibus Amendment to Certain GP Carry Plan Governing Agreements, dated as of January 23, 2025 and deemed effective as of January 1, 2025.

10.143*+	Form of Omnibus Amendment to Deferred Unit and Phantom Unit Agreement under Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan.

10.144*+	Form of Deferred Unit Agreement under Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (2024).

10.145*+	Form of Deferred Unit Agreement under Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (Termination Vesting 2024).

10.146*	Form of Deferred Unit Agreement under Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (Blackstone Inc. Board of Directors).

19.1*	Blackstone Inc. Securities Trading Policy and Procedures Governing Transactions in Blackstone Securities.

21.1*	Subsidiaries of the Registrant.

22.1*	Subsidiary Guarantors and Issuers of Registered Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Blackstone Inc. Incentive Compensation Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024).

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
Date: February 28, 2025

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Vice Chairman and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of February, 2025.

/s/ Stephen A. Schwarzman Stephen A. Schwarzman, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	/s/ James W. Breyer James W. Breyer, Director

/s/ Jonathan D. Gray Jonathan D. Gray, President, Chief Operating Officer and Director	/s/ Reginald J. Brown Reginald J. Brown, Director

/s/ Michael S. Chae Michael S. Chae, Vice Chairman and Chief Financial Officer (Principal Financial Officer)	/s/ Rochelle B. Lazarus Rochelle B. Lazarus, Director

/s/ David Payne David Payne, Chief Accounting Officer (Principal Accounting Officer)	/s/ William G. Parrett William G. Parrett, Director

/s/ Joseph P. Baratta Joseph P. Baratta, Director	/s/ Ruth Porat Ruth Porat, Director