Form 10-Q
period 2025-03-31
Blackstone Inc.
filed 2025-05-02
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-33551

Blackstone Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-8875684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
☐
 No
☒
As of April 25, 2025, there were 729,647,970 shares of common stock of the registrant outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	March 31, 2025	December 31, 2024

Assets

Cash and Cash Equivalents	$2,386,979	$1,972,140
Cash Held by Blackstone Funds and Other	1,012,958	204,052
Investments	30,259,429	29,800,566
Accounts Receivable	221,200	237,930
Due from Affiliates	5,434,078	5,409,315
Intangible Assets, Net	156,269	165,243
Goodwill	1,890,202	1,890,202
Other Assets	929,107	947,859
Right-of-Use Assets	807,487	838,620
Deferred Tax Assets	2,157,920	2,003,948

Total Assets	$45,255,629	$43,469,875

Liabilities and Equity
Loans Payable	$12,454,559	$11,320,956
Due to Affiliates	3,361,900	2,808,148
Accrued Compensation and Benefits	6,164,503	6,087,700
Operating Lease Liabilities	937,369	965,742
Accounts Payable, Accrued Expenses and Other Liabilities	2,472,395	2,792,314

Total Liabilities	25,390,726	23,974,860

Commitments and Contingencies
Redeemable Non-Controlling Interests in Consolidated Entities	1,382,374	801,399

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (737,929,437 shares issued and outstanding as of March 31, 2025; 731,925,965 shares issued and outstanding as of December 31, 2024)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Additional Paid-in-Capital	7,686,980	7,444,561
Retained Earnings	320,160	808,079
Accumulated Other Comprehensive Loss	(29,027)	(40,326)

Total Stockholders’ Equity of Blackstone Inc.	7,978,120	8,212,321
Non-Controlling Interests in Consolidated Entities	6,400,585	6,154,943
Non-Controlling Interests in Blackstone Holdings	4,103,824	4,326,352

Total Equity	18,482,529	18,693,616

Total Liabilities and Equity	$45,255,629	$43,469,875

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

	March 31, 2025	December 31, 2024
Assets
Cash Held by Blackstone Funds and Other	$1,012,958	$204,052
Investments	4,589,194	3,890,732
Accounts Receivable	843	45,993
Due from Affiliates	288,042	19,956
Other Assets	11,919	9,807

Total Assets	$5,902,956	$4,170,540

Liabilities
Loans Payable	$266,568	$87,488
Due to Affiliates	727,316	229,478
Accounts Payable, Accrued Expenses and Other Liabilities	74,574	68,763

Total Liabilities	$1,068,458	$385,729

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2025	2024
Revenues
Management and Advisory Fees, Net	$1,904,317	$1,727,148

Incentive Fees	191,825	179,341

Investment Income
Performance Allocations
Realized	562,050	652,517
Unrealized	263,201	445,943
Principal Investments
Realized	185,542	78,597
Unrealized	158,713	461,623

Total Investment Income	1,169,506	1,638,680

Interest and Dividend Revenue	97,420	97,839
Other	(73,610)	44,820

Total Revenues	3,289,458	3,687,828

Expenses
Compensation and Benefits
Compensation	1,029,362	794,803
Incentive Fee Compensation	57,029	73,707
Performance Allocations Compensation
Realized	241,890	258,894
Unrealized	103,559	180,900

Total Compensation and Benefits	1,431,840	1,308,304
General, Administrative and Other	332,373	369,950
Interest Expense	118,115	108,203
Fund Expenses	12,104	3,950

Total Expenses	1,894,432	1,790,407

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	57,575	(17,767)

Total Other Income (Loss)	57,575	(17,767)

Income Before Provision for Taxes	1,452,601	1,879,654
Provision for Taxes	243,827	283,671

Net Income	1,208,774	1,595,983
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	7,900	(39,669)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	100,547	102,827
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	485,475	685,439

Net Income Attributable to Blackstone Inc.	$614,852	$847,386

Net Income Per Share of Common Stock
Basic	$0.80	$1.12

Diluted	$0.80	$1.11

Weighted-Average Shares of Common Stock Outstanding
Basic	771,796,385	759,798,537

Diluted	772,434,602	760,257,644

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024

Net Income	$1,208,774	$1,595,983
Other Comprehensive Income (Loss) – Currency Translation Adjustment	76,471	(36,565)

Comprehensive Income	1,285,245	1,559,418

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	63,054	(56,485)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	100,547	102,827
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	495,493	677,839

Comprehensive Income Attributable to Non-Controlling Interests	659,094	724,181

Comprehensive Income Attributable to Blackstone Inc.	$626,151	$835,237

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities

Balance at December 31, 2024	731,925,965	$7	$7,444,561	$808,079	$(40,326)	$8,212,321	$6,154,943	$4,326,352	$18,693,616	$801,399
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(389,344)	—	(389,344)	(127,295)
Net Income	—	—	—	614,852	—	614,852	100,547	485,475	1,200,874	7,900
Currency Translation Adjustment	—	—	—	—	11,299	11,299	—	10,018	21,317	55,154
Capital Contributions	—	—	—	—	—	—	738,766	4,186	742,952	690,134
Capital Distributions	—	—	—	(1,102,771)	—	(1,102,771)	(206,066)	(759,952)	(2,068,789)	(46,286)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	105	—	—	105	1,739	—	1,844	1,368
Deferred Tax Effects on Equity Transactions	—	—	46,924	—	—	46,924	—	—	46,924	—
Equity-Based Compensation	—	—	206,479	—	—	206,479	—	126,782	333,261	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,349,130	—	(69,107)	—	—	(69,107)	—	—	(69,107)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(200,000)	—	(31,019)	—	—	(31,019)	—	—	(31,019)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	47,840	—	—	47,840	—	(47,840)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	3,854,342	—	41,197	—	—	41,197	—	(41,197)	—	—

Balance at March 31, 2025	737,929,437	$7	$7,686,980	$320,160	$(29,027)	$7,978,120	$6,400,585	$4,103,824	$18,482,529	$1,382,374

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities

Balance at December 31, 2023	719,358,114	$7	$6,175,190	$660,734	$(19,133)	$6,816,798	$5,177,255	$4,902,088	$16,896,141	$1,179,073
Net Income (Loss)	—	—	—	847,386	—	847,386	102,827	685,439	1,635,652	(39,669)
Currency Translation Adjustment	—	—	—	—	(12,149)	(12,149)	—	(7,600)	(19,749)	(16,816)
Capital Contributions	—	—	—	—	—	—	167,769	2,477	170,246	4,501
Capital Distributions	—	—	—	(711,919)	—	(711,919)	(128,400)	(467,093)	(1,307,412)	(122,993)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	(152)	—	—	(152)	62,227	—	62,075	(69,091)
Deferred Tax Effects on Equity Transactions	—	—	7,569	—	—	7,569	—	—	7,569	—
Equity-Based Compensation	—	—	143,257	—	—	143,257	—	91,018	234,275	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,619,653	—	(47,963)	—	—	(47,963)	—	—	(47,963)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(700,000)	—	(88,405)	—	—	(88,405)	—	—	(88,405)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(9,891)	—	—	(9,891)	—	9,891	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	985,666	—	10,537	—	—	10,537	—	(10,537)	—	—

Balance at March 31, 2024	722,263,433	$7	$6,190,142	$796,201	$(31,282)	$6,955,068	$5,381,678	$5,205,683	$17,542,429	$935,005

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net Income	$1,208,774	$1,595,983
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Realized Gains on Investments	(962,050)	(849,072)
Changes in Unrealized Gains on Investments	(188,532)	(496,568)
Non-Cash Performance Allocations	(263,201)	(446,065)
Non-Cash Performance Allocations and Incentive Fee Compensation	402,478	513,205
Equity-Based Compensation Expense	471,089	320,653
Amortization of Intangibles	8,975	8,981
Other Non-Cash Amounts Included in Net Income	(15,888)	(121,452)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Relinquished with Deconsolidation of Fund Entities	(65,803)	(113,224)
Accounts Receivable	(38,821)	(18,097)
Due from Affiliates	309,497	(73,889)
Other Assets	46,638	(134,866)
Accrued Compensation and Benefits	(449,351)	(437,344)
Accounts Payable, Accrued Expenses and Other Liabilities	100,481	308,133
Due to Affiliates	512,648	(150,230)
Investments Purchased	(1,541,852)	(459,464)
Cash Proceeds from Sale of Investments	1,574,136	1,493,162

Net Cash Provided by Operating Activities	1,109,218	939,846

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(29,278)	(17,756)

Net Cash Used in Investing Activities	(29,278)	(17,756)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(252,572)	(258,400)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	1,430,763	165,253
Payments Under Tax Receivable Agreement	(43,954)	(87,508)
Net Settlement of Vested Common Stock and Repurchase of Common Stock	(100,126)	(136,368)
Proceeds from Loans Payable	1,024,556	—
continued…
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(60,895)	$(22,451)
Dividends/Distributions to Stockholders and Unitholders	(1,858,537)	(1,176,535)

Net Cash Provided by (Used in) Financing Activities	139,235	(1,516,009)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	4,570	(5,962)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	1,223,745	(599,881)
Beginning of Period	2,176,192	3,272,063

End of Period	$3,399,937	$2,672,182

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$96,057	$76,486

Payments for Income Taxes	$64,535	$172,346

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$4,186	$2,477

Non-Cash Distributions to Non-Controlling Interest Holders	$(3,966)	$4,530

Transfer of Interests to Non-Controlling Interest Holders	$3,107	$(6,864)

Net Settlement of Vested Common Stock	$418,449	$251,422

Deferred Tax Asset Increase (Decrease) from Equity Transactions	$212,113	$37,832

Due to Affiliates Increase (Decrease) Related to the Impact of Conversions on Tax Receivable Agreements	$168,980	$30,263

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	March 31, 2025	December 31, 2024
Cash and Cash Equivalents	$2,386,979	$1,972,140
Cash Held by Blackstone Funds and Other	1,012,958	204,052

	$3,399,937	$2,176,192

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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Blackstone have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing its condensed consolidated financial statements are reasonable. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in Blackstone’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission.
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
Management and Advisory Fees, Net
 — Management and Advisory Fees, Net are com
prise
d of management fees, including base management fees, transaction, advisory and other fees net of management fee reductions and offsets.
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
Level II Valuation Techniques
Financial instruments classified within Level II of the fair value hierarchy comprise debt instr ume
nts, debt securities sold, not yet purchased and certain equity securities and derivative instruments valued using observable inputs.

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
Certain principal investments are presented at fair value with unrealized appreciation or dep re
ciation and realized gains and losses recognized in the Condensed Consolidated Statements of Operations within Investment Income (Loss).
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
Equity Method Investments
Investments in which Blackstone is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting except in cases where the fair value option has been elected. Blackstone has significant influence over all Blackstone Funds in which it invests but does not consolidate. Therefore, its investments in such Blackstone Funds, which generally include both a proportionate and disproportionate allocation of the profits and losses (as is the case with funds that include a Performance Allocation), are accounted for under the equity method. Under the equity method of accounting, Blackstone’s share of earnings (losses) from equity method inves
t
ments is included in Investment Income (Loss) in the Condensed Consolidated Statements of Operations.
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
Certain costs and expenses are borne directly by the Holdings Partnerships. Income (Loss), excluding those costs directly borne by and attributable to the Holdings Partnerships, is attributable to Non-Controlling Interests in Blackstone Holdings. This residual attribution is based on the year to date average percentage of Blackstone Holdings Partnership Units and unvested participating Holdings Partnership Units held by Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Unvested participating Holdings Partnership Units are excluded from the attribution in periods of loss as they are not contractually obli ga
ted to share in losses of the Holdings Partnerships.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The guidance is effective for Blackstone’s annual period ending December 31, 2025.

3.	Intangible Assets
Intangible Assets, Net consists of the following:

	March 31, 2025	December 31, 2024
Finite-Lived Intangible Assets/Contractual Rights	$1,747,487	$1,769,372
Accumulated Amortization	(1,591,218)	(1,604,129)

Intangible Assets, Net	$156,269	$165,243

Amortization expense associated with Blackstone’s intangible assets was $9.0 million for the three months ended March 31, 2025 and 2024.
Amortization of Intangible Assets held at March 31, 2025 is expected to be $35.9 million, $35.7 million, $34.6 million, $17.8 million and $16.6 million for each of the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively. Blackstone’s Intangible Assets as of March 31, 2025 are expected to amortize over a weighted-average period of 5.1 years.

4.	Investments
Investments consist of the following:

	March 31, 2025	December 31, 2024
Investments of Consolidated Blackstone Funds	$4,589,194	$3,890,732
Equity Method Investments
Partnership Investments	6,740,598	6,546,728
Accrued Performance Allocations	12,522,848	12,397,366
Corporate Treasury Investments	106,684	1,147,328
Other Investments	6,300,105	5,818,412

	$30,259,429	$29,800,566

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $559.8 million and $439.7 million at March 31, 2025 and December 31, 2024, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
Realized Gains (Losses)	$24,690	$(58,412)
Net Change in Unrealized Gains	26,531	35,125

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	51,221	(23,287)
Interest and Dividend Revenue Attributable to Consolidated Blackstone Funds	6,354	5,520

Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities	$57,575	$(17,767)

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2025 and 2024, no individual equity method investment held by Blackstone met the significance criteria.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $140.5 million and $156.0 million for the three months ended March 31, 2025 and 2024, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
Accrued Performance Allocations, December 31, 2024	$1,986,017	$9,461,936	$801,849	$147,564	$12,397,366
Performance Allocations as a Result of Changes in Fund Fair Values	25,472	645,982	46,273	30,646	748,373
Foreign Exchange Loss	(6,467)	—	—	—	(6,467)
Fund Distributions	(19,179)	(381,601)	(113,269)	(102,375)	(616,424)

Accrued Performance Allocations, March 31, 2025	$1,985,843	$9,726,317	$734,853	$75,835	$12,522,848

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third-party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	Three Months Ended March 31,
	2025	2024
Realized Losses	$(8,356)	$(1,621)
Net Change in Unrealized Gains (Losses)	3,049	(1,260)

	$(5,307)	$(2,881)

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $420.1 million as of March 31, 2025. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 7. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Three Months Ended March 31,
	2025	2024
Realized Gains	$112,648	$2,467
Net Change in Unrealized Gains	172,432	455,800

	$285,080	$458,267

5.	Derivative Financial Instruments
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

	March 31, 2025				December 31, 2024
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$623,740	$152,457	$601,000	$87,398	$624,740	$166,126	$600,000	$107,425
Foreign Currency Contracts	377,348	8,138	112,225	1,580	239,365	4,030	479,383	14,198
Credit Default Swaps	—	—	640	16	—	—	640	10
Total Return Swaps	61,646	14,491	—	—	58,263	10,153	—	—
Equity Options	—	—	1,371,733	1,026,297	—	—	1,139,400	938,216

	1,062,734	175,086	2,085,598	1,115,291	922,368	180,309	2,219,423	1,059,849

Investments of Consolidated Blackstone Funds
Interest Rate Contracts	818,465	12,230	953,665	14,181	785,790	13,243	915,215	15,918

	818,465	12,230	953,665	14,181	785,790	13,243	915,215	15,918

	$1,881,199	$187,316	$3,039,263	$1,129,472	$1,708,158	$193,552	$3,134,638	$1,075,767

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	Three Months Ended March 31,
	2025	2024
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$—	$(614)
Foreign Currency Contracts	(11,892)	5,525
Credit Default Swaps	—	75
Total Return Swaps	776	8,320

	(11,116)	13,306

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	7,386	1,024
Foreign Currency Contracts	16,727	(8,222)
Credit Default Swaps	(6)	(54)
Total Return Swaps	3,728	(5,519)
Equity Options	(88,080)	(82,016)

	(60,245)	(94,787)

	$(71,361)	$(81,481)

As of March 31, 2025 and December 31, 2024, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	March 31,	December 31,
	2025	2024
Assets
Loans and Receivables	$115,055	$100,866
Equity and Preferred Securities	3,768,437	4,498,617
Debt Securities	20,387	63,671
Assets of Consolidated CLO Vehicles
Corporate Loans	—	62,426

	$3,903,879	$4,725,580

Liabilities
CLO Notes Payable	$—	$87,488
Corporate Treasury Commitments	804	368

	$804	$87,856

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Three Months Ended March 31,
	2025		2024
	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)	Realized Gains (Losses)	Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables	$(656)	$(24)	$(1,604)	$(408)
Equity and Preferred Securities	(8,064)	25,112	2,281	17,729
Debt Securities	642	(1,014)	—	(729)
Assets of Consolidated CLO Vehicles
Corporate Loans	(1,712)	1,038	(2,846)	2,456

	$(9,790)	$25,112	$(2,169)	$19,048

Liabilities
CLO Notes Payable	$—	$859	$—	$600
Corporate Treasury Commitments	—	(436)	—	377

	$—	$423	$—	$977

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	March 31, 2025			December 31, 2024
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal	Excess (Deficiency) of Fair Value Over Principal	Fair Value	Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables	$128	$—	$—	$2,769	$—	$—
Debt Securities	(56,046)	—	—	(55,890)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	—	—	—	(2,478)	1,359	—

	$(55,918)	$—	$—	$(55,599)	$1,359	$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of March 31, 2025 and December 31, 2024, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual status. As of March 31, 2025, there were no
Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected that were past due but not in non-accrual status.

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

	March 31, 2025
	Level I	Level II	Level III	NAV (a)	Total
Assets
Cash and Cash Equivalents	$53,836	$—	$—	$—	$53,836

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)	24,850	192,000	4,238,954	106,297	4,562,101
Debt Instruments	—	1,444	13,419	—	14,863
Freestanding Derivatives	—	12,230	—	—	12,230

Total Investments of Consolidated Blackstone Funds	24,850	205,674	4,252,373	106,297	4,589,194
Corporate Treasury Investments	42,508	55,041	8,629	506	106,684
Other Investments	2,314,819	3,416,079	432,236	6,464	6,169,598

Total Investments	2,382,177	3,676,794	4,693,238	113,267	10,865,476

Accounts Receivable - Loans and Receivables	—	—	115,055	—	115,055

Other Assets - Freestanding Derivatives	—	160,595	14,491	—	175,086

	$2,436,013	$3,837,389	$4,822,784	$113,267	$11,209,453

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	$—	$14,181	$—	$—	$14,181
Freestanding Derivatives	—	88,994	1,026,297	—	1,115,291
Contingent Consideration	—	—	504	—	504
Corporate Treasury Commitments	—	—	804	—	804
Securities Sold, Not Yet Purchased	1,948	—	—	—	1,948

Total Accounts Payable, Accrued Expenses and Other Liabilities	1,948	103,175	1,027,605	—	1,132,728

	$1,948	$103,175	$1,027,605	$—	$1,132,728

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$60,799	$—	$—	$—	$60,799

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)	12,076	155,316	3,158,254	473,496	3,799,142
Debt Instruments	—	63,159	15,188	—	78,347
Freestanding Derivatives	—	13,243	—	—	13,243

Total Investments of Consolidated Blackstone Funds	12,076	231,718	3,173,442	473,496	3,890,732
Corporate Treasury Investments	67,729	565,968	450,345	63,286	1,147,328
Other Investments	2,089,838	3,182,353	179,522	6,289	5,458,002

Total Investments	2,169,643	3,980,039	3,803,309	543,071	10,496,062

Accounts Receivable - Loans and Receivables	—	—	100,866	—	100,866

Other Assets - Freestanding Derivatives	—	170,156	10,153	—	180,309

	$2,230,442	$4,150,195	$3,914,328	$543,071	$10,838,036

Liabilities
Loans Payable - CLO Notes Payable	$—	$87,488	$—	$—	$87,488

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives	—	15,918	—	—	15,918
Freestanding Derivatives	—	121,633	938,216	—	1,059,849
Contingent Consideration	—	—	504	—	504
Corporate Treasury Commitments	—	—	368	—	368
Securities Sold, Not Yet Purchased	1,916	—	—	—	1,916

Total Accounts Payable, Accrued Expenses and Other Liabilities	1,916	137,551	939,088	—	1,078,555

	$1,916	$225,039	$939,088	$—	$1,166,043

LLC Limited Liability Company.
(a)	A summary of the investments where the fair value is not readily determinable and NAV is used as a practical expedient as of March 31, 2025 is presented by strategy type below:

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

		Redemption
Strategy (1)	Fair Value	Frequency (if currently eligible)	Redemption Notice Period
Equity	$80,862	(2)	(2)
Real Estate	25,941	(3)	(3)
Other	6,464	(4)	(4)

	$113,267

(1)	As of March 31, 2025, Blackstone had no unfunded commitments.
(2)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 55% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 45% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing less than 1% of fair value of the investments in this category are in liquidation.

(3)	The Real Estate category includes investments in funds that primarily invest in real estate assets. All investments in this category are redeemable as of the reporting date.
(4)
Other is composed of the Credit Driven category and the Commodities category. The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. The Commodities category includes investments in commodities-focused funds that primarily invest in futures and physical-based commodity driven strategies. All investments in these categories may not be redeemed at, or within three months of, the reporting date.

(b)	Equity Securities, Partnership and LLC Interest includes investments in investment funds.
Equity Securities Subject to Sale Restrictions
Within Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of $660.0 million as of March 31, 2025. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include certain phased restrictions on sale or transfer, underwriter lock-ups and sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is 2 years. Level III equity securities included in Investments of Consolidated Blackstone Funds are illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements. Investments within Other Investments subject to restrictions on sale or transfer as a result of pledge arrangements are discussed in Note 16. “Commitments and Contingencies — Contingencies — Strategic Ventures.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Level III Quantitative Inputs and Assumptions
The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2025. Consistent with presentation in these notes to condensed consolidated financial statements, this table presents the Level III investments only of consolidated Blackstone funds and therefore does not reflect any other Blackstone funds.

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$4,238,954	Discounted Cash Flows	Discount Rate	2.8% - 38.9%	10.4%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	15.8x	Higher
			Exit Capitalization Rate	2.8% - 13.8%	5.1%	Lower
Debt Instruments	13,419	Discounted Cash Flows	Discount Rate	6.0% - 20.0%	11.0%	Lower
		Other	n/a

Total Investments of Consolidated Blackstone Funds	4,252,373
Corporate Treasury Investments	8,629	Third-Party Pricing	n/a
Loans and Receivables	115,055	Discounted Cash Flows	Discount Rate	7.9% - 11.3%	8.6%	Lower
Other Investments (b)	446,727	Discounted Cash Flows	Discount Rate	7.2% - 7.8%	7.4%	Lower
		Third-Party Pricing	n/a
		Transaction Pricing	n/a

	$4,822,784

Financial Liabilities
Freestanding Derivatives (c)	$1,026,297	Option Pricing Model	Volatility	6.0% - 6.2%	6.0%	Higher
Other Liabilities (d)	1,308	Third-Party Pricing	n/a
		Other	n/a

	$1,027,605

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2024:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$3,158,254	Discounted Cash Flows	Discount Rate	4.2% - 39.1%	10.4%	Lower
			Exit Multiple - EBITDA	4.0x - 30.6x	15.4x	Higher
			Exit Capitalization Rate	3.1% - 15.0%	5.2%	Lower
Debt Instruments	15,188	Third-Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	3,173,442
Corporate Treasury Investments	450,345	Third-Party Pricing	n/a
		Transaction Price	n/a
Loans and Receivables	100,866	Discounted Cash Flows	Discount Rate	8.4% - 11.2%	9.3%	Lower
Other Investments (b)	189,675	Discounted Cash Flows	Discount Rate	7.1% - 7.7%	7.4%	Lower
		Third-Party Pricing	n/a

	$3,914,328

Financial Liabilities
Freestanding Derivatives (c)	$938,216	Option Pricing Model	Volatility	6.0%	n/a	Higher
Other Liabilities (d)	872	Third-Party Pricing	n/a
		Other	n/a

	$939,088

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third- Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of March 31, 2025 and December 31, 2024, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entities or an appropriate proxy is used to project the expected returns relevant for the fair value of the derivatives.
(d)	As of March 31, 2025 and December 31, 2024, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the three months ended March 31, 2025, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
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

	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2025				2024
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$3,173,442	$100,866	$624,412	$3,898,720	$2,683,631	$60,738	$373,024	$3,117,393
Transfer Out Due to Deconsolidation	(155,572)	—	—	(155,572)	(14,237)	—	—	(14,237)
Transfer Into Level III (b)	1,362	—	—	1,362	3,434	—	—	3,434
Transfer Out of Level III (b)	(1,758)	—	—	(1,758)	(2,546)	—	—	(2,546)
Purchases	1,206,896	82,314	14,032	1,303,242	133,116	149,639	5,675	288,430
Sales	(108,556)	(67,345)	(503,475)	(679,376)	(34,315)	(111,167)	(289,993)	(435,475)
Issuances	—	3,058	—	3,058	—	9,561	—	9,561
Settlements (c)	—	(7,713)	(167)	(7,880)	—	(14,110)	(10,160)	(24,270)
Changes in Gains (Losses) Included in Earnings	136,559	3,875	10,429	150,863	(65,491)	871	(1,404)	(66,024)

Balance, End of Period	$4,252,373	$115,055	$145,231	$4,512,659	$2,703,592	$95,532	$77,142	$2,876,266

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$69,671	$214	$5,026	$74,911	$(39,295)	$(793)	$(3,305)	$(43,393)

	Level III Financial Liabilities at Fair Value Three Months Ended March 31,
	2025			2024
	Freestanding Derivatives	Other Liabilities	Total	Freestanding Derivatives	Other Liabilities	Total
Balance, Beginning of Period	$938,216	$872	$939,088	$563,986	$1,651	$565,637
Changes in Losses (Gains) Included in Earnings	88,081	436	88,517	82,016	(260)	81,756

Balance, End of Period	$1,026,297	$1,308	$1,027,605	$646,002	$1,391	$647,393

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date	$88,080	$436	$88,516	$82,016	$(260)	$81,756

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.	Variable Interest Entities
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

	March 31, 2025	December 31, 2024
Investments	$4,934,746	$4,537,481
Due from Affiliates	266,762	242,109
Potential Clawback Obligation	47,583	41,908

Maximum Exposure to Loss	$5,249,091	$4,821,498

Amounts Due to Non-Consolidated VIEs	$367	$855

9.	Repurchase Agreements
As of March 31, 2025 and December 31, 2024, Blackstone had pledged securities with a carrying value of $42.6 million and $6.8 million, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Loans	$—	$—	$42,590	$—	$42,590

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”					$42,590

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”					$—

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Loans	$—	$6,758	$—	$—	$6,758

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”					$6,758

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”					$—

10.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$187,316	$100,375	$58,311	$28,630

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31, 2025
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$103,175	$102,276	$51	$848
Repurchase Agreements	42,590	42,590	—	—

	$145,765	$144,866	$51	$848

	December 31, 2024
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$193,552	$122,391	$54,388	$16,773

	December 31, 2024
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$137,551	$125,056	$10	$12,485
Repurchase Agreements	6,758	6,758	—	—

	$144,309	$131,814	$10	$12,485

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Freestanding Derivative liabilities and repurchase agreements are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	March 31,	December 31,
	2025	2024
Furniture, Equipment and Leasehold Improvements	$1,016,870	$989,518
Less: Accumulated Depreciation	(503,287)	(483,200)

Furniture, Equipment and Leasehold Improvements, Net	513,583	506,318
Prepaid Expenses	181,225	192,777
Freestanding Derivatives	175,086	180,309
Other	59,213	68,455

	$929,107	$947,859

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2025, the aggregate cash balance on deposit relating to the cash pooling arrangements was $995.1 million, which was offset and reported net of the accompanying overdraft of $995.1 million.

11.	Borrowings
The following table presents each of Blackstone’s borrowings as of March 31, 2025 and December 31, 2024, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone Holdings Finance Co. L.L.C. or Blackstone Reg Finance Co. L.L.C., as applicable, both indirect subsidiaries of Blackstone. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis. The Secured Borrowings were issued at par, accrue interest from the issue date thereof and pay interest in arrears on a quarterly basis. CLO Notes Payable pay interest in arrears on a quarterly basis.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31,2025		December 31, 2024
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Blackstone Operating Borrowings
Revolving Credit Facility (a)	$900,000	$900,000	$—	$—
Senior Notes (b)
2.000%, Due 5/19/2025	330,025	324,019	315,860	309,502
1.000%, Due 10/5/2026	652,100	631,879	624,078	601,801
3.150%, Due 10/2/2027	298,963	291,519	298,864	287,007
5.900%, Due 11/3/2027	596,789	620,778	596,505	617,550
1.625%, Due 8/5/2028	646,618	592,813	646,374	579,189
1.500%, Due 4/10/2029	654,118	610,684	626,043	584,295
2.500%, Due 1/10/2030	494,821	455,395	494,568	444,970
1.600%, Due 3/30/2031	497,028	418,050	496,911	403,415
2.000%, Due 1/30/2032	790,819	661,128	790,508	644,816
2.550%, Due 3/30/2032	496,267	426,200	496,146	417,830
6.200%, Due 4/22/2033	892,734	957,582	892,561	946,818
3.500%, Due 6/1/2034	512,004	532,007	489,624	522,877
5.000%, Due 12/6/2034	741,003	739,380	741,218	726,023
6.250%, Due 8/15/2042	239,834	262,418	239,756	254,095
5.000%, Due 6/15/2044	490,334	463,240	490,261	457,335
4.450%, Due 7/15/2045	344,879	296,832	344,840	290,836
4.000%, Due 10/2/2047	291,429	236,037	291,372	230,337
3.500%, Due 9/10/2049	392,665	280,424	392,618	277,496
2.800%, Due 9/30/2050	394,290	245,308	394,252	238,256
2.850%, Due 8/5/2051	543,519	334,158	543,478	329,791
3.200%, Due 1/30/2052	987,752	657,430	987,682	652,770

	12,187,991	10,937,281	11,193,519	9,817,009
Other (c)
Secured Borrowing, Due 10/27/2033	—	—	19,949	19,949
Secured Borrowing, Due 1/29/2035	—	—	20,000	20,000

	12,187,991	10,937,281	11,233,468	9,856,958

Borrowings of Consolidated
Blackstone Funds
Blackstone Fund Facilities	266,568	270,400	—	—
CLO Notes Payable (d)	—	—	87,488	87,488

	266,568	270,400	87,488	87,488

	$12,454,559	$11,207,681	$11,320,956	$9,944,446

(a)
Represents the Revolving Credit Facility of Blackstone, through Blackstone Holdings Finance Co. L.L.C. Interest on the borrowings is based on an adjusted Secured Overnight Finance Rate (“SOFR”) or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of 0.06%. The margin above adjusted SOFR used to calculate interest on borrowings was 0.75% plus an additional credit spread adjustment of 0.10% to account for the difference between London Interbank Offered Rate (“LIBOR”) and SOFR. The margin is subject to change based on Blackstone’s credit rating. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. As of March 31, 2025 and December 31, 2024, Blackstone had outstanding but undrawn letters of credit against the Revolving Credit Facility of $40.4 million and $38.9 million, respectively. The amount Blackstone can draw from the Credit Facility is reduced by the undrawn letters of credit.
(b)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(c)	The Secured Borrowings Due 10/27/2033 and 1/29/2035 were repaid during the three months ended March 31, 2025.
(d)
CLO Notes Payable have maturity dates ranging from June 2025 to January 2037. A portion of the borrowing outstanding is comprised of subordinated notes which do not have contractual interest rates but instead pay distributions from the excess cash flows of the CLO vehicles. As of March 31, 2025, the CLO Notes Payable were deconsolidated.

Scheduled principal payments for borrowings as of March 31, 2025 were as follows:

	Blackstone Operating Borrowings	Borrowings of Consolidated Blackstone Funds	Total Borrowings
2025	$324,480	$—	$324,480
2026	648,960	—	648,960
2027	900,000	—	900,000
2028	1,550,000	—	1,550,000
2029	648,960	270,400	919,360
Thereafter	8,240,800	—	8,240,800

	$12,313,200	$270,400	$12,583,600

12.	Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of March 31, 2025, Blackstone had a valuation allowance of $22.3 million recorded against deferred tax assets.
Blackstone is subject to examination by the U.S. Internal Revenue Service and other taxing authorities where Blackstone has significant business operations such as the United Kingdom, and various state and local jurisdictions such as New York State and New York City. The tax years under examination vary by jurisdiction. Blackstone does not expect the completion of these audits to have a material impact on its financial condition, but it may be material to operating results for a particular period, depending on the operating results for that period. Blackstone believes the liability established for unrecognized tax benefits is adequate in relation to the potential for additional assessments. It is reasonably possible that changes in the balance of unrecognized tax benefits may occur within the next twelve months; however, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits and the impact on Blackstone’s effective tax rate over the next twelve months.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of March 31, 2025, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

Jurisdiction	Year
Federal	2021
New York City	2009
New York State	2016
United Kingdom	2011

13.	Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three months ended March 31, 2025 and March 31, 2024 was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$614,852	$847,386

Share/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	771,796,385	759,798,537
Weighted-Average Shares of Unvested Deferred Restricted Common Stock	638,217	459,107

Weighted-Average Shares of Common Stock Outstanding, Diluted	772,434,602	760,257,644

Net Income Per Share of Common Stock
Basic	$0.80	$1.12

Diluted	$0.80	$1.11

Dividends Declared Per Share of Common Stock (a)	$1.44	$0.94

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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
The following table summarizes the anti-dilutive securities for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Weighted-Average Blackstone Holdings Partnership Units	450,237,809	457,917,611

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
During the three months ended March 31, 2025, Blackstone repurchased 0.2 million shares of common stock at a total cost of $31.0 million. During the three months ended March 31, 2024, Blackstone repurchased 0.7 million shares of common stock at a total cost of $88.4 million. As of March 31, 2025, the amount remaining available for repurchases under the program was $1.8 billion.
Shares Eligible for Dividends and Distributions
As of March 31, 2025, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	737,929,437
Unvested Participating Common Stock	35,109,497

Total Participating Common Stock	773,038,934
Participating Blackstone Holdings Partnership Units	448,468,715

1,221,507,649

14.	Equity-Based Compensation
Blackstone has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner professionals, non-professionals and selected external advisers under Blackstone’s Amended and Restated 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, share appreciation rights or other share-based awards (shares, restricted shares, restricted shares of common stock, deferred restricted shares of common stock, phantom restricted shares of common stock or other share-based awards based in whole or in part on the fair value of shares of common stock or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2025, Blackstone had the ability to grant 174,967,230 shares under the Equity Plan.
For the three months ended March 31, 2025 and March 31, 2024, Blackstone recorded compensation expense of $471.1 million and $320.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $64.0 million and $65.3 million, respectively.
As of March 31, 2025, there was $2.9 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.6 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,221,506,384 as of March 31, 2025. Total outstanding phantom shares were 77,844 as of March 31, 2025.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of Blackstone’s unvested equity-based awards as of March 31, 2025 and of changes during the period January 1, 2025 through March 31, 2025 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
Unvested Shares/Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Shares of Common Stock	Weighted- Average Grant Date Fair Value	Phantom Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2024	850,409	$33.83	33,928,570	$103.44	70,517	$187.66
Granted	—	—	1,536,342	171.47	2,224	150.73
Vested	(244,603)	33.07	(4,083,748)	102.47	(4,193)	150.73
Forfeited	—	—	(605,938)	110.58	(3,136)	150.73

Balance, March 31, 2025	605,806	$34.13	30,775,226	$106.66	65,412	$150.73

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of March 31, 2025, are expected to vest:

	Shares/ Units	Weighted- Average Service Period in Years
Blackstone Holdings Partnership Units	592,920	0.3
Deferred Restricted Shares of Common Stock	28,061,193	2.6

Total Equity-Based Awards	28,654,113	2.6

Phantom Shares	55,557	2.9

15.	Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	March 31, 2025	December 31, 2024
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$4,196,965	$4,049,707
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	1,102,756	1,191,527
Accrual for Potential Clawback of Previously Distributed Performance Allocations	134,357	168,081

	$5,434,078	$5,409,315

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	March 31, 2025	December 31, 2024
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$1,970,594	$1,844,978
Due to Non-Consolidated Entities	769,883	208,537
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	196,268	255,086
Accrual for Potential Repayment of Previously Received Performance Allocations	425,155	499,547

	$3,361,900	$2,808,148

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of March 31, 2025 and December 31, 2024, such investments aggregated $2.1 billion and $2.0 billion, respectively. Their share of the Net Income Attributable to Redeemable Non-Controlling and Non-Controlling Interests in Consolidated Entities aggregated to $47.5 million and $31.9 million for the three months ended March 31, 2025 and 2024, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2025. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Blackstone has entered into tax receivable agreements with each of the predecessor owners. In addition, others who acquire Blackstone Holdings Partnership Units, including senior managing directors, execute tax receivable agreements. The agreements provide for the payment by Blackstone Inc. to such owners of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that Blackstone Inc. expects to realize as a result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into these tax receivable agreements. For purposes of the tax receivable agreements, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreements.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $2.0 billion over the next 15 years. The after-tax net present value of these estimated payments totals $611.9 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO owners and the others mentioned above.
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
Commitments
Investment Commitments
Blackstone had $5.0 billion of investment commitments as of March 31, 2025 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone funds had signed investment commitments of $207.7 million as of March 31, 2025, which includes $44.0 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $26.8 million as of March 31, 2025.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP. The amount guaranteed as of March 31, 2025 was $93.0 million.

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
During the three months ended March 31, 2025, Blackstone entered into a similar long-term strategic venture with an institutional investor as part of the investor’s investment of
€
1.0 billion in a vehicle managed in the Real Estate segment. The long-term strategic venture provides for a target return of 9.25% supported by a pledge by Blackstone of
€
200 million of its holdings in a related vehicle.
For each such arrangement, an asset or liability is recognized based on fair value with the maximum potential future obligation in respect of the target return capped at the fair value of the assets pledged by Blackstone in connection with the respective arrangement. As of March 31, 2025, across both arrangements, the fair value of the total assets pledged was $1.4 billion and the total liability recognized was $1.0 billion.
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
In August 2021, a group of KRS members—including those that filed Taylor I—filed an action in Franklin County Circuit Court (“Taylor II”) substantially similar to Taylor I, against the Blackstone Defendants, other defendants named in the Mayberry Action, and other KRS officials. The Court denied most defendants’ motions to dismiss this action in May 2024. The Blackstone Defendants and the other fund manager defendants filed a petition for a writ of prohibition from that denial. On November 12, 2024, the Kentucky Court of Appeals denied defendants’ writ of prohibition, and defendants subsequently appealed to the Kentucky Supreme Court. Taylor II is stayed pending review of this appeal. The Blackstone Defendants also filed a cross-appeal from the denial of the motions to dismiss, which the Kentucky Court of Appeals dismissed on jurisdictional grounds on April 9, 2025.
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
On January 3, 2025, we and several other defendants entered into a settlement agreement with KRS and the Commonwealth of Kentucky to, subject to approval by the Franklin County Circuit Court and certain requirements, resolve all claims against these defendants in the AG’s actions, resolve BLP’s breach-of-contract claims, and bar all claims against the Blackstone Defendants in Taylor I and Taylor II without any admission of wrongdoing. The settlement includes an $82.5 million cash settlement divided among several defendants, of which our portion is expected to be covered by insurance. On January 8, 2025, the settling parties moved for court approval of the settlement. Taylor II plaintiffs objected and requested, in part, that the court refer their matter to mediation. After mediation did not result in an agreement, the court held an approval hearing for the defendants’ settlement with KRS and the Commonwealth on March 26, 2025. The decision remains pending. Our financial results for the three months ended March 31, 2025 include an accrual for the estimated liability related to this matter.
Contingent Obligations (Clawback)
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone funds, which may have an interim clawback liability. The lives of the funds, including
available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

reporting purposes, are currently anticipated to expire at various points through 2036. Further extensions of such terms may be implemented under given circumstances.
For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to such fund’s realized investments.
The following table presents the clawback obligations by segment:

	March 31, 2025			December 31, 2024
		Current and			Current and
	Blackstone	Former		Blackstone	Former
Segment	Holdings	Personnel (a)	Total (b)	Holdings	Personnel (a)	Total (b)
Real Estate	$277,157	$123,658	$400,815	$316,749	$158,346	$475,095
Private Equity	14,776	6,335	21,111	15,044	6,273	21,317
Credit & Insurance	1,551	1,678	3,229	1,468	1,667	3,135

	$293,484	$131,671	$425,155	$333,261	$166,286	$499,547

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 15. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
During the three months ended March 31, 2025, the Blackstone general partners paid an interim cash clawback obligation of $2.1 million related to a Private Equity segment fund, of which $1.1 million was paid by Blackstone Holdings and $0.9 million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the condensed consolidated financial statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2025, $1.1 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at March 31, 2025, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $7.4 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $6.8 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

•
Private Equity – Blackstone’s Private Equity segment includes its management of flagship Corporate Private Equity funds, sector and geographically-focused Corporate Private Equity funds, core private equity funds, an opportunistic investment platform, a secondary funds business and GP Stakes, infrastructure-focused funds, a life sciences investment platform, a growth equity investment platform, investment platforms offering eligible individual investors access to Blackstone’s private equity and infrastructure capabilities, a multi-asset investment program for eligible high net worth investors and a capital markets services business.

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments as of March 31, 2025 and for the three months ended March 31, 2025 and 2024.

	March 31, 2025 and the Three Months Then Ended
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$664,601	$578,444	$443,223	$120,851	$1,807,119
Transaction, Advisory and Other Fees, Net	40,146	54,220	15,480	1,463	111,309
Management Fee Offsets	(3,899)	(10,872)	(11,659)	—	(26,430)

Total Management and Advisory Fees, Net	700,848	621,792	447,044	122,314	1,891,998
Fee Related Performance Revenues	37,803	60,904	195,208	—	293,915
Fee Related Compensation	(170,525)	(203,319)	(201,618)	(41,520)	(616,982)
Other Operating Expenses	(83,281)	(102,894)	(96,278)	(24,422)	(306,875)

Fee Related Earnings	484,845	376,483	344,356	56,372	1,262,056

Realized Performance Revenues	19,010	350,073	91,597	(657)	460,023
Realized Performance Compensation	(8,770)	(171,141)	(40,495)	(518)	(220,924)
Realized Principal Investment Income	349	9,176	107,903	482	117,910

Total Net Realizations	10,589	188,108	159,005	(693)	357,009

Total Segment Distributable Earnings	$495,434	$564,591	$503,361	$55,679	$1,619,065

Segment Assets	$11,906,090	$17,915,301	$8,739,726	$1,941,260	$40,502,377

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended March 31, 2024
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$694,179	$474,591	$360,921	$115,039	$1,644,730
Transaction, Advisory and Other Fees, Net	29,190	26,891	9,786	1,071	66,938
Management Fee Offsets	(2,930)	(275)	(892)	—	(4,097)

Total Management and Advisory Fees, Net	720,439	501,207	369,815	116,110	1,707,571
Fee Related Performance Revenues	129,958	—	165,543	—	295,501
Fee Related Compensation	(174,569)	(162,559)	(178,521)	(38,428)	(554,077)
Other Operating Expenses	(89,762)	(90,035)	(84,576)	(24,605)	(288,978)

Fee Related Earnings	586,066	248,613	272,261	53,077	1,160,017

Realized Performance Revenues	49,967	449,874	15,120	21,432	536,393
Realized Performance Compensation	(21,863)	(220,481)	(5,321)	(5,359)	(253,024)
Realized Principal Investment Income (Loss)	2,193	22,429	3,561	(18,245)	9,938

Total Net Realizations	30,297	251,822	13,360	(2,172)	293,307

Total Segment Distributable Earnings	$616,363	$500,435	$285,621	$50,905	$1,453,324

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three months ended March 31, 2025 and 2024 along with Total Assets as of March 31, 2025:

	Three Months Ended March 31,
	2025	2024
Revenues
Total GAAP Revenues	$3,289,458	$3,687,828
Less: Unrealized Performance Revenues (a)	(263,201)	(445,936)
Less: Unrealized Principal Investment Income (b)	(161,257)	(442,976)
Less: Interest and Dividend Revenue (c)	(97,420)	(97,839)
Less: Other Revenue (d)	73,635	(44,747)
Impact of Consolidation (e)	(77,124)	(106,874)
Transaction-Related and Non-Recurring Items (f)	(400)	(449)
Intersegment Eliminations	155	396

Total Segment Revenue (g)	$2,763,846	$2,549,403

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended March 31,
	2025	2024
Expenses
Total GAAP Expenses	$1,894,432	$1,790,407
Less: Unrealized Performance Allocations Compensation (h)	(103,559)	(180,900)
Less: Equity-Based Compensation (i)	(471,302)	(317,779)
Less: Interest Expense (j)	(117,950)	(107,640)
Impact of Consolidation (e)	(26,252)	(25,949)
Amortization of Intangibles (k)	(7,333)	(7,333)
Transaction-Related and Non-Recurring Items (f)	(19,224)	(52,646)
Administrative Fee Adjustment (l)	(4,186)	(2,477)
Intersegment Eliminations	155	396

Total Segment Expenses (m)	$1,144,781	$1,096,079

	Three Months Ended March 31,
	2025	2024
Other Income
Total GAAP Other Income (Loss)	$57,575	$(17,767)
Impact of Consolidation (e)	(57,575)	17,767

Total Segment Other Income	$—	$—

	Three Months Ended March 31,
	2025	2024
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$1,452,601	$1,879,654
Less: Unrealized Performance Revenues (a)	(263,201)	(445,936)
Less: Unrealized Principal Investment Income (b)	(161,257)	(442,976)
Less: Interest and Dividend Revenue (c)	(97,420)	(97,839)
Less: Other Revenue (d)	73,635	(44,747)
Plus: Unrealized Performance Allocations Compensation (h)	103,559	180,900
Plus: Equity-Based Compensation (i)	471,302	317,779
Plus: Interest Expense (j)	117,950	107,640
Impact of Consolidation (e)	(108,447)	(63,158)
Amortization of Intangibles (k)	7,333	7,333
Transaction-Related and Non-Recurring Items (f)	18,824	52,197
Administrative Fee Adjustment (l)	4,186	2,477

Total Segment Distributable Earnings	$1,619,065	$1,453,324

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of
March 31,
2025
Total Assets
Total GAAP Assets	$45,255,629
Impact of Consolidation (e)	(4,753,252)

Total Segment Assets	$40,502,377

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended March 31, 2025 and 2024, Other Revenue on a GAAP basis was $(73.6) million and $44.8 million, and included $(73.8) million and $44.5 million of foreign exchange gains (losses), respectively.

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

(g)	Total Segment Revenues is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Total Segment Management and Advisory Fees, Net	$1,891,998	$1,707,571
Total Segment Fee Related Performance Revenues	293,915	295,501
Total Segment Realized Performance Revenues	460,023	536,393
Total Segment Realized Principal Investment Income	117,910	9,938

Total Segment Revenues	$2,763,846	$2,549,403

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the tax receivable agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.

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

(m)	Total Segment Expenses is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Total Segment Fee Related Compensation	$616,982	$554,077
Total Segment Realized Performance Compensation	220,924	253,024
Total Segment Other Operating Expenses	306,875	288,978

Total Segment Expenses	$1,144,781	$1,096,079

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Management and Advisory Fees, Net
GAAP	$1,904,317	$1,727,148
Segment Adjustment (a)	(12,319)	(19,577)

Total Segment	$1,891,998	$1,707,571

	Three Months Ended March 31,
	2025	2024
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$191,825	$179,341
Investment Income - Realized Performance Allocations	562,050	652,517

GAAP	753,875	831,858
Total Segment
Less: Realized Performance Revenues	(460,023)	(536,393)
Segment Adjustment (b)	63	36

Total Segment	$293,915	$295,501

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended March 31,
	2025	2024
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$1,029,362	$794,803
Incentive Fee Compensation	57,029	73,707
Realized Performance Allocations Compensation	241,890	258,894

GAAP	1,328,281	1,127,404
Total Segment
Less: Realized Performance Compensation	(220,924)	(253,024)
Less: Equity-Based Compensation - Fee Related Compensation	(464,053)	(313,400)
Less: Equity-Based Compensation - Performance Compensation	(7,249)	(4,379)
Segment Adjustment (c)	(19,073)	(2,524)

Total Segment	$616,982	$554,077

	Three Months Ended March 31,
	2025	2024
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$332,373	$369,950
Segment Adjustment (d)	(25,498)	(80,972)

Total Segment	$306,875	$288,978

	Three Months Ended March 31,
	2025	2024
Realized Performance Revenues
GAAP
Incentive Fees	$191,825	$179,341
Investment Income - Realized Performance Allocations	562,050	652,517

GAAP	753,875	831,858
Total Segment
Less: Fee Related Performance Revenues	(293,915)	(295,501)
Segment Adjustment (b)	63	36

Total Segment	$460,023	$536,393

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Three Months Ended March 31,
	2025	2024
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$57,029	$73,707
Realized Performance Allocations Compensation	241,890	258,894

GAAP	298,919	332,601
Total Segment
Less: Fee Related Performance Compensation (e)	(70,746)	(75,198)
Less: Equity-Based Compensation - Performance Compensation	(7,249)	(4,379)

Total Segment	$220,924	$253,024

	Three Months Ended March 31,
	2025	2024
Realized Principal Investment Income
GAAP	$185,542	$78,597
Segment Adjustment (f)	(67,632)	(68,659)

Total Segment	$117,910	$9,938

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
There have been no events since March 31, 2025 that require recognition or disclosure in the condensed consolidated financial statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	March 31, 2025
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,386,979	$—	$—	$2,386,979
Cash Held by Blackstone Funds and Other	—	1,012,958	—	1,012,958
Investments	26,768,845	4,589,194	(1,098,610)	30,259,429
Accounts Receivable	220,357	843	—	221,200
Due from Affiliates	5,197,130	289,111	(52,163)	5,434,078
Intangible Assets, Net	156,269	—	—	156,269
Goodwill	1,890,202	—	—	1,890,202
Other Assets	917,188	11,919	—	929,107
Right-of-Use Assets	807,487	—	—	807,487
Deferred Tax Assets	2,157,920	—	—	2,157,920

Total Assets	$40,502,377	$5,904,025	$(1,150,773)	$45,255,629

Liabilities and Equity
Loans Payable	$12,187,991	$266,568	$—	$12,454,559
Due to Affiliates	2,638,028	778,151	(54,279)	3,361,900
Accrued Compensation and Benefits	6,164,503	—	—	6,164,503
Operating Lease Liabilities	937,369	—	—	937,369
Accounts Payable, Accrued Expenses and Other Liabilities	2,397,821	74,574	—	2,472,395

Total Liabilities	24,325,712	1,119,293	(54,279)	25,390,726

Redeemable Non-Controlling Interests in Consolidated Entities	1	1,382,373	—	1,382,374

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	7,686,980	1,095,905	(1,095,905)	7,686,980
Retained Earnings	320,160	589	(589)	320,160
Accumulated Other Comprehensive Income (Loss)	(38,045)	9,018	—	(29,027)
Non-Controlling Interests in Consolidated Entities	4,103,738	2,296,847	—	6,400,585
Non-Controlling Interests in Blackstone Holdings	4,103,824	—	—	4,103,824

Total Equity	16,176,664	3,402,359	(1,096,494)	18,482,529

Total Liabilities and Equity	$40,502,377	$5,904,025	$(1,150,773)	$45,255,629

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
Blackstone Annex Onshore Fund L.P.**
Blackstone Horizon Fund L.P.

BTD CP Holdings LP
Blackstone Dislocation Fund L.P.
Blackstone European Property Income Fund (Master) FCP
Blackstone European Property Income Fund SICAV
BEPIF (Aggregator) SCSp
Blackstone Infrastructure Partners Europe F (CYM) L.P.**
Blackstone Infrastructure Partners Europe Lower Fund 1 (LUX) SCSp**
Blackstone Infrastructure Partners F.4 L.P.
Blackstone Infrastructure Strategies L.P.**
BXCI Irving Aggregator LP*
Clover Credit Partners CLO III, Ltd.**
Private equity side-by-side investment vehicles
Real estate side-by-side investment vehicles

*	Consolidated as of March 31, 2025 only
**	Consolidated as of December 31, 2024 only
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
Our business is organized into four segments:
Real Estate
Our Real Estate business is a global leader in real estate investing and operates as one globally integrated business, with investments across the globe, including in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors.

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
Private Equity
Our Private Equity segment includes: (a) Private Equity Strategies (described below), (b) Infrastructure, which includes (1) our infrastructure-focused funds for institutional investors with a primary focus on the U.S. and Europe (Blackstone Infrastructure Partners or “BIP”) and (2) a private wealth-focused platform offering eligible individual investors access to our infrastructure capabilities (Blackstone Infrastructure Strategies or “BXINFRA”), (c) our secondaries business (“Secondaries”), which includes Strategic Partners Fund Solutions (“Strategic Partners”) and our GP Stakes business (“Blackstone GP Stakes” or “BXGP”), (d) our capital markets services business (Blackstone Capital Markets or “BXCM”) and (e) a private wealth-focused platform offering eligible individuals exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment (Blackstone Total Alternatives Solution or “BTAS”).
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
Our Corporate Private Equity business consists of: (a) our global private equity funds (Blackstone Capital Partners or “BCP”), (b) our Asia-focused private equity funds (Blackstone Capital Partners Asia or “BCP Asia”), (c) our sector-focused funds, including our energy- and energy transition-focused funds (Blackstone Energy Transition Partners or “BETP”) and (d) our core private equity funds (Blackstone Core Equity Partners or “BCEP”).
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
Strategic Partners is a total fund solutions provider. As a secondary investor, it acquires interests in high-quality private funds from original holders seeking liquidity. Strategic Partners focuses on a range of opportunities in underlying funds such as private equity, real estate, infrastructure, venture and growth capital, credit and other types of funds, as well as general partner-led transactions and primary investments and co-investments with financial sponsors. Strategic Partners also provides investment advisory services to separately managed account clients investing in primary and secondary investments in private funds and co-investments. Blackstone GP Stakes targets minority investments in the general partners of private equity and other private market alternative asset management firms globally, with a focus on delivering a combination of recurring annual cash flow yield and long-term capital appreciation.
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
Credit & Insurance
Our Credit & Insurance segment (“BXCI”) offers its clients and borrowers a comprehensive solution across corporate and asset based credit, including investment grade and non-investment grade. BXCI is one of the largest credit managers and CLO managers in the world. The investment portfolios BXCI’s credit platform manages or sub-advises consist primarily of loans and securities of non-investment and investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.
BXCI is organized into three overarching credit investing strategies: private corporate credit, liquid corporate credit and infrastructure and asset based credit. The private corporate credit strategies include mezzanine and direct lending funds, private placement strategies, stressed/distressed strategies and SMAs. The direct lending funds include Blackstone Private Credit Fund (“BCRED”), Blackstone Secured Lending Fund (“BXSL”), both of which are business development companies (“BDCs”), as well as Blackstone European Private Credit Fund (“ECRED”).

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
Multi-Asset Investing
Our Multi-Asset Investing segment (“BXMA”) is the world’s largest discretionary allocator to hedge funds and seeks to grow investors’ assets through investment strategies designed to deliver, primarily through the public markets, compelling risk-adjusted returns.
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
Global markets experienced significant volatility in the first quarter of 2025, driven by concerns over the imposition of import tariffs by the U.S. and subsequent retaliation by U.S. trade partners, proposed U.S. government spending cutbacks and a weakening U.S. Dollar. The potential implications for an economic slowdown and inflation also fueled volatility. The 10-year U.S. Treasury yield decreased 36 basis points in the first quarter to 4.21% and remained at that level as of April 28, 2025. Meanwhile, three-month SOFR declined 8 basis points in the first quarter, to 4.41%. The U.S. Dollar depreciated against major currencies, including the Pound Sterling, Euro, Canadian Dollar, and Indian Rupee.
Most major equity markets declined in the first quarter. The total return of the S&P 500 index was (4.3)%, with the largest declines in the consumer discretionary and information technology sectors of 13.8% and 12.7%, respectively. The energy sector was an outlier, increasing 10.2% on expectations of tightening supply and ongoing inflationary pressure. Equity market volatility increased significantly, with the CBOE Volatility Index up 28.4%. In credit markets, the Morningstar LSTA US leveraged loan and the Credit Suisse high yield bond indices generated modestly positive returns of 0.5% and 0.7%, respectively. High yield spreads widened by 69 basis points sequentially while year-to-date issuance decreased 10% on a year-over-year basis. The Henry Hub Natural Gas spot price increased 13% to $4.12, while the price of West Texas Intermediate crude oil remained consistent with the prior quarter at $71.48 per barrel.

The U.S. economy slowed in the first quarter, with the Bureau of Economic Analysis’ advance estimate of U.S. real GDP indicating a contraction of 0.3%, down from 2.4% growth in the fourth quarter of 2024. U.S. inflation continued to decelerate, with March CPI of 2.4% down sharply from the prior peak of 9.1% in June 2022 and modestly from 2.9% in December 2024. The Federal Reserve has held the federal funds target range steady at 4.25-4.50% since January. Subsequent to quarter end, there has been significant speculation as to the likelihood of additional interest rate decreases in 2025. In April, the Chair of the Federal Reserve indicated the Federal Reserve’s inclination to wait for greater clarity on the impact of such policy changes. Nevertheless, Federal Funds Futures reflect the market’s assessment of the possibility of multiple interest rate cuts in the second half of 2025.
Wages rose 3.8% year-over-year in March 2025, and retail sales rose 4.6% year-over-year. The unemployment rate held largely steady, with a rate of 4.2% in March 2025 compared to 4.1% in December of 2024. Despite the strength in wages, retail sales and employment, consumer sentiment, as reflected in the University of Michigan survey, fell to 57.9, representing its lowest level since 2022. Capital markets activity levels in the U.S. remained muted. U.S. initial public offering volumes fell 4% year-over-year, and U.S. announced merger and acquisition deal volumes also decreased 4% year-over-year – both at historically depressed levels.
Outside of the U.S., many major central banks have continued to loosen monetary policy. The European Central Bank lowered its deposit facility rate by 50 basis points in the first quarter to 2.5% and further to 2.25% in April. Eurozone inflation slowed to 2.2% year over year in March 2025, down from a peak of 10.6% in October of 2022 and down from 2.4% in December of 2024. The Bank of England also lowered its bank rate by 25 basis points in the first quarter to 4.5%. Inflation in the U.K. slowed to 2.6% year over year in March 2025 compared to a peak of 11.1% in October of 2022, although was up slightly from 2.5% in December of 2024. In contrast, the Bank of Japan further increased its policy rate to 0.50% in January 2025, the highest level since September 2008.
While the U.S. entered 2025 with a healthy economy, the announcement of significant U.S. tariffs on import of physical goods and retaliatory measures by other countries, has led to meaningful and ongoing market volatility. The ultimate outcome of global trade policy negotiations is unclear. This is contributing to significant U.S. and global economic uncertainty, with the International Monetary Fund forecasting slower U.S. GDP growth compared to the prior year and higher inflation.
For additional information on the potential impact on each of our business segments of the conditions described above see “—Segment Analysis”.

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
Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and including the payable under the tax receivable agreement. Further, the current tax provision utilized when calculating Taxes and Related Payables and Distributable Earnings reflects the benefit of deductions available to the company on certain expense items that are excluded from the underlying calculation of Segment Distributable Earnings and Total Segment Distributable Earnings, such as equity-based compensation charges and certain Transaction-Related and Non-Recurring Items where there is a current tax provision or benefit. The economic assumptions and methodologies that impact the implied income tax provision are the same as those methodologies and assumptions used in calculating the current income tax provision for Blackstone’s Consolidated Statements of Operations under GAAP, excluding the impact of divestitures and accrued tax contingencies and refunds which are reflected when paid or received. The Payable under the Tax Receivable Agreement reflects the expected amount of tax savings generated in the period that parties to the Tax Receivable Agreement are entitled to receive in future periods. Management believes that including the amount payable under the tax receivable agreement and utilizing the current income tax provision adjusted as described above when calculating Distributable Earnings is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to stockholders.
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
Realized Performance Compensation reflects an increase, pursuant to a separate compensation program, in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2025, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year in respect of this compensation program. For the three months ended March 31, 2025, Realized Performance Compensation was increased by an aggregate of $21.3 million and Fee Related Compensation was decreased by $21.3 million. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings in the three months ended March 31, 2025. These changes are not expected to impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the year ending December 31, 2025. These changes had an impact on individual quarters in 2024 but did not impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the year ended December 31, 2024.
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
The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$	%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$1,904,317	$1,727,148	$177,169	10%

Incentive Fees	191,825	179,341	12,484	7%

Investment Income
Performance Allocations
Realized	562,050	652,517	(90,467)	-14%
Unrealized	263,201	445,943	(182,742)	-41%
Principal Investments
Realized	185,542	78,597	106,945	136%
Unrealized	158,713	461,623	(302,910)	-66%

Total Investment Income	1,169,506	1,638,680	(469,174)	-29%

Interest and Dividend Revenue	97,420	97,839	(419)	—
Other	(73,610)	44,820	(118,430)	n/m

Total Revenues	3,289,458	3,687,828	(398,370)	-11%

Expenses
Compensation and Benefits
Compensation	1,029,362	794,803	234,559	30%
Incentive Fee Compensation	57,029	73,707	(16,678)	-23%
Performance Allocations Compensation
Realized	241,890	258,894	(17,004)	-7%
Unrealized	103,559	180,900	(77,341)	-43%

Total Compensation and Benefits	1,431,840	1,308,304	123,536	9%
General, Administrative and Other	332,373	369,950	(37,577)	-10%
Interest Expense	118,115	108,203	9,912	9%
Fund Expenses	12,104	3,950	8,154	206%

Total Expenses	1,894,432	1,790,407	104,025	6%

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	57,575	(17,767)	75,342	n/m

Total Other Income (Loss)	57,575	(17,767)	75,342	n/m

Income Before Provision for Taxes	1,452,601	1,879,654	(427,053)	-23%
Provision for Taxes	243,827	283,671	(39,844)	-14%

Net Income	1,208,774	1,595,983	(387,209)	-24%
Net Income (Loss) Attributable to Redeemable
Non-Controlling Interests in Consolidated Entities	7,900	(39,669)	47,569	n/m
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	100,547	102,827	(2,280)	-2%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	485,475	685,439	(199,964)	-29%

Net Income Attributable to Blackstone Inc.	$614,852	$847,386	$(232,534)	-27%

n/m  Not meaningful.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues
Revenues were $3.3 billion for the three months ended March 31, 2025, a decrease of $398.4 million, compared to $3.7 billion for the three months ended March 31, 2024. The decrease in Revenues was primarily attributable to a decrease of $469.2 million in Investment Income, which was primarily due to a decrease of $485.7 million in Unrealized Investment Income.
The $485.7 million decrease in Unrealized Investment Income was primarily attributable to lower net unrealized appreciation of investments in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Principal drivers were:

•
A decrease of $511.3 million in our Credit & Insurance segment, primarily attributable to lower unrealized appreciation of investments in Corebridge common stock based on the publicly traded price as of March 31, 2025 compared to March 31, 2024.

•
An increase of $114.3 million in our Real Estate segment, primarily attributable to higher unrealized appreciation of investments in certain Core+ real estate and BREDS funds in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Expenses
Expenses were $1.9 billion for the three months ended March 31, 2025, an increase of $104.0 million, compared to $1.8 billion for the three months ended March 31, 2024. The increase was primarily attributable to an increase of $123.5 million in Total Compensation and Benefits, of which $234.6 million was an increase in Compensation, partially offset by a decrease of $94.3 million in Performance Allocations Compensation. The increase in Compensation was primarily due to the increase in Management and Advisory Fees, Net, on which a portion of compensation is based. The decrease in Performance Allocations Compensation was primarily due to a decrease in Investment Income, on which a portion of Compensation is based.
Other Income
Other Income (Loss) was $57.6 million for the three months ended March 31, 2025, an increase of $75.3 million, compared to $(17.8) million for the three months ended March 31, 2024. The increase in Other Income (Loss) was due to an increase of $75.3 million in Net Gains (Losses) from Fund Investment Activities.
The increase in Net Gains (Losses) from Fund Investment Activities was primarily driven by an increase of $60.5 million in our Real Estate segment which was primarily driven by net unrealized appreciation of investments in our consolidated funds in the three months ended March 31, 2025 compared to net unrealized depreciation of investments in our consolidated funds in the three months ended March 31, 2024.
Provision for Taxes
Blackstone’s Provision for Taxes for the three months ended March 31, 2025 was $243.8 million, a decrease of $39.8 million, compared to $283.7 million for the three months ended March 31, 2024. This resulted in an effective tax rate of 16.8% and 15.1%, based on our Income Before Provision for Taxes of $1.5 billion and $1.9 billion for the three months ended March 31, 2025 and 2024, respectively.
The increase in Blackstone’s effective tax rate for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, relates primarily to the deferred tax impact of Blackstone’s investment in its operating partnerships.

Blackstone had a corporate alternative minimum tax (“CAMT”) liability for the March 31, 2025 as calculated pursuant to the Inflation Reduction Act. Blackstone will continue to assess the overall impact to its Provision for Income Tax upon the issuance of applicable additional guidance by the U.S. Treasury Department related to interpretations of CAMT. For the three months ended March 31, 2025, there is no meaningful CAMT impact reflected in the Provision for Income Taxes given current year tax payments made under CAMT are permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit.
Additional information regarding our income taxes can be found in Note 12. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.
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
For the three months ended March 31, 2025 and 2024, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 38.0% and 38.8%, respectively. The decrease of 0.8% was primarily due to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.
Operating Metrics
Total and Fee-Earning Assets Under Management
The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2025 and 2024. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “— Key Financial Measures and Indicators — Operating Metrics — Total and Fee-Earning Assets Under Management.”

Assets Under Management
(Dollars in Billions)
Total
$1,127.2
$1,167.5
$315.4
$320.0
$352.2
$371.0
$375.5
$388.7
$84.2
$87.8
4Q'24
1Q'25
Fee-Earning
$830.7
$860.1
$278.9
$282.1
$212.2
$226.2
$264.6
$274.1
$75.0
$77.7
4Q'24
1Q'25
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing(a)

Note:	Totals may not add due to rounding.

	Three Months Ended
	March 31, 2025					March 31, 2024
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$315,353,132	$352,168,635	$375,507,818	$84,150,411	$1,127,179,996	$336,940,096	$314,391,397	$312,674,037	$76,186,917	$1,040,192,447
Inflows (a)	6,175,630	21,684,524	30,349,112	3,425,418	61,634,684	8,089,218	7,364,349	16,981,513	1,606,433	34,041,513
Outflows (b)	(2,676,302)	(3,438,024)	(6,626,203)	(1,123,560)	(13,864,089)	(3,233,200)	(1,805,342)	(4,203,490)	(1,840,027)	(11,082,059)

Net Inflows (Outflows)	3,499,328	18,246,500	23,722,909	2,301,858	47,770,595	4,856,018	5,559,007	12,778,023	(233,594)	22,959,454
Realizations (c)	(4,306,015)	(6,467,225)	(13,887,543)	(824,828)	(25,485,611)	(3,847,191)	(5,286,611)	(5,470,816)	(440,494)	(15,045,112)
Market Activity (d)(g)	5,442,289	7,041,961	3,377,217	2,135,463	17,996,930	1,383,497	6,145,739	2,544,386	3,082,337	13,155,959

Balance, End of Period (e)	$319,988,734	$370,989,871	$388,720,401	$87,762,904	$1,167,461,910	$339,332,420	$320,809,532	$322,525,630	$78,595,166	$1,061,262,748

Increase	$4,635,602	$18,821,236	$13,212,583	$3,612,493	$40,281,914	$2,392,324	$6,418,135	$9,851,593	$2,408,249	$21,070,301
Increase	1%	5%	4%	4%	4%	1%	2%	3%	3%	2%

	Three Months Ended
	March 31, 2025					March 31, 2024
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$278,914,938	$212,182,896	$264,617,560	$74,993,209	$830,708,603	$298,889,475	$176,997,265	$218,188,936	$68,532,226	$762,607,902
Inflows (a)	5,972,532	15,351,571	20,403,832	2,430,574	44,158,509	9,026,182	2,349,132	16,225,276	1,445,546	29,046,136
Outflows (b)	(2,596,304)	(1,669,258)	(4,929,634)	(1,036,324)	(10,231,520)	(3,174,588)	(217,529)	(1,989,549)	(1,418,210)	(6,799,876)

Net Inflows	3,376,228	13,682,313	15,474,198	1,394,250	33,926,989	5,851,594	2,131,603	14,235,727	27,336	22,246,260
Realizations (c)	(3,816,648)	(2,814,587)	(7,851,188)	(693,065)	(15,175,488)	(4,103,524)	(1,516,136)	(3,982,920)	(379,797)	(9,982,377)
Market Activity (d)(h)	3,585,968	3,168,770	1,879,756	1,975,352	10,609,846	946,012	1,740,802	909,255	2,929,701	6,525,770

Balance, End of Period (e)	$282,060,486	$226,219,392	$274,120,326	$77,669,746	$860,069,950	$301,583,557	$179,353,534	$229,350,998	$71,109,466	$781,397,555

Increase	$3,145,548	$14,036,496	$9,502,766	$2,676,537	$29,361,347	$2,694,082	$2,356,269	$11,162,062	$2,577,240	$18,789,653
Increase	1%	7%	4%	4%	4%	1%	1%	5%	4%	2%
Annualized Base Management Fee Rate (f)	0.95%	1.06%	0.66%	0.63%	0.86%	0.92%	1.07%	0.65%	0.66%	0.85%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period.

(g)
For the three months ended March 31, 2025, the impact to Total Assets Under Management from foreign exchange rate fluctuations was $2.8 billion, $1.2 billion, $286.9 million, $155.7 million and $4.5 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended March 31, 2024, such impact was $(1.9) billion, $(724.1) million, $(392.3) million, $(287.1) million and $(3.3) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(h)
For the three months ended March 31, 2025, the impact to Fee-Earning Assets Under Management from foreign exchange rate fluctuations was $2.0 billion, $167.2 million, $434.6 million, $154.2 million and $2.8 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended March 31, 2024, such impact was $(1.2) billion, $(91.3) million, $(374.9) million, $(288.4) million and $(2.0) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

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

Total Assets Under Management
Total Assets Under Management were $1,167.5 billion at March 31, 2025, an increase of $40.3 billion compared to $1,127.2 billion at December 31, 2024. The net increase was due to:

•
In our Real Estate segment, an increase of $4.6 billion from $315.4 billion at December 31, 2024 to $320.0 billion at March 31, 2025. The net increase was due to inflows of $6.2 billion and market appreciation of $5.4 billion, offset by realizations of $4.3 billion and outflows of $2.7 billion.

•	Inflows were driven by $1.7 billion from BREP and co-investment, $1.4 billion from BREIT, $1.2 billion from BEPIF and related co-investment and $1.1 billion from BREDS.

•
Market appreciation was primarily driven by $1.7 billion from BREDS (which included $53.1 million of foreign exchange appreciation), $1.4 billion from BREP and co-investment (which included $1.4 billion of foreign exchange appreciation) and $1.3 billion from BPP and co-investment (which included $1.3 billion of foreign exchange appreciation).

•	Realizations were driven by $2.2 billion from BREDS, $920.6 million from BREIT and $803.6 million from BREP and co-investment.

•	Outflows were driven by $2.1 billion from BREIT.

•
In our Private Equity segment, an increase of $18.8 billion from $352.2 billion at December 31, 2024 to $371.0 billion at March 31, 2025. The net increase was due to inflows of $21.7 billion and market appreciation of $7.0 billion, offset by realizations of $6.5 billion and outflows of $3.4 billion.

•	Inflows were driven by $9.3 billion from Corporate Private Equity, $6.4 billion from Secondaries and $2.8 billion from BXPE.

•
Market appreciation was driven by $3.2 billion from Infrastructure (which included $303.8 million of foreign exchange appreciation), $1.4 billion from Corporate Private Equity (which included $759.4 million of foreign exchange appreciation) and $926.6 million from Secondaries.

•	Realizations were driven by $2.2 billion from Corporate Private Equity, $2.0 billion from Tactical Opportunities and $1.3 billion from Secondaries.

•	Outflows were driven by $1.1 billion from Corporate Private Equity, $387.5 million from Infrastructure, $373.6 million from Tactical Opportunities and $338.7 million from Secondaries.

•
In our Credit & Insurance segment, an increase of $13.2 billion from $375.5 billion at December 31, 2024 to $388.7 billion at March 31, 2025. The net increase was due to inflows of $30.3 billion and market appreciation of $3.4 billion, offset by realizations of $13.9 billion and outflows of $6.6 billion.

•	Inflows were driven by $17.5 billion from direct lending, $5.8 billion from infrastructure and asset based credit strategies and $3.5 billion from the insurance platform.

•
Market appreciation was driven by $1.6 billion from direct lending (which included $293.4 million of foreign exchange appreciation), $778.7 million from infrastructure and asset based credit strategies and $472.6 million from the insurance platform.

•	Realizations were driven by $7.7 billion from direct lending, $2.7 billion from infrastructure and asset based credit strategies and $2.1 billion from liquid corporate credit.

•	Outflows were driven by $3.2 billion from liquid corporate credit and $2.5 billion from direct lending.

•
In our Multi-Asset Investing segment, an increase of $3.6 billion from $84.2 billion at December 31, 2024 to $87.8 billion at March 31, 2025. The net increase was due to inflows of $3.4 billion and market appreciation of $2.1 billion, offset by outflows of $1.1 billion and realizations of $824.8 million.

•	Inflows were driven by $3.2 billion from Absolute Return.

•
Market appreciation was driven by $1.3 billion from Absolute Return (which included $156.0 million of foreign exchange appreciation), $582.8 million from Harvest and $244.9 million from Multi-Strategy.

•	Outflows were driven by $619.6 million from Absolute Return and $231.2 million from Harvest.

•	Realizations were driven by $455.4 million from Absolute Return, $252.5 million from Multi-Strategy and $117.0 million from Harvest.
Fee-Earning Assets Under Management
Fee-Earning Assets Under Management were $860.1 billion at March 31, 2025, an increase of $29.4 billion compared to $830.7 billion at December 31, 2024. The net increase was due to:

•
In our Real Estate segment, an increase of $3.1 billion from $278.9 billion at December 31, 2024 to $282.1 billion at March 31, 2025. The net increase was due to inflows of $6.0 billion and market appreciation of $3.6 billion, offset by realizations of $3.8 billion and outflows of $2.6 billion.

•	Inflows were driven by $1.7 billion from BREP and co-investment, $1.4 billion from BREIT, $1.2 billion from BEPIF and related co-investment and $992.8 million from BREDS.

•
Market appreciation was driven by $1.3 billion from BPP and co-investment (which included $1.2 billion of foreign exchange appreciation), $957.6 million from BREIT (which included $91.5 million of foreign exchange appreciation) and $622.7 million from BREP and co-investment (which included $622.7 million of foreign exchange appreciation).

•	Realizations were driven by $2.3 billion from BREDS and $920.6 million from BREIT.

•	Outflows were driven by $2.1 billion from BREIT.

•
In our Private Equity segment, an increase of $14.0 billion from $212.2 billion at December 31, 2024 to $226.2 billion at March 31, 2025. The net increase was due to inflows of $15.4 billion and market appreciation of $3.2 billion, offset by realizations of $2.8 billion and outflows of $1.7 billion.

•	Inflows were driven by $4.1 billion from BXG, $3.5 billion from Infrastructure, $2.1 billion from Corporate Private Equity and $1.9 billion from BXLS.

•	Market appreciation was driven by $2.7 billion from Infrastructure (which included $167.4 million of foreign exchange appreciation).

•	Realizations were driven by $921.2 million from Tactical Opportunities, $857.6 million Corporate Private Equity and $632.9 million from Secondaries.

•	Outflows were driven by $961.2 million from BXLS and $391.9 million from BXG.

•
In our Credit & Insurance segment, an increase of $9.5 billion from $264.6 billion at December 31, 2024 to $274.1 billion at March 31, 2025. The net increase was due to inflows of $20.4 billion and market appreciation of $1.9 billion, offset by realizations of $7.9 billion and outflows of $4.9 billion.

•	Inflows were driven by $7.2 billion from direct lending, $5.2 billion from infrastructure and asset based credit strategies and $4.2 billion from liquid corporate credit.

•
Market appreciation was driven by $1.4 billion from direct lending (which included $426.7 million of foreign exchange appreciation) and $362.9 million from infrastructure and asset based credit strategies.

•	Realizations were driven by $3.0 billion from direct lending, $2.3 billion from infrastructure and asset based credit strategies and $2.1 billion from liquid corporate credit.

•	Outflows were driven by $3.0 billion from liquid corporate credit and $1.0 billion from the insurance platform.

•
In our Multi-Asset Investing segment, an increase of $2.7 billion from $75.0 billion at December 31, 2024 to $77.7 billion at March 31, 2025. The net increase was due to inflows of $2.4 billion and market appreciation of $2.0 billion, offset by outflows of $1.0 billion and realizations of $693.1 million.

•	Inflows were driven by $2.2 billion from Absolute Return and $201.7 million from Harvest.

•
Market appreciation was driven by $1.2 billion from Absolute Return (which included $156.1 million of foreign exchange appreciation), $524.2 million from Harvest and $226.2 million from Multi-Strategy.

•	Outflows were driven by $591.0 million from Absolute Return and $223.2 million from Harvest.

•	Realizations were driven by $355.1 million from Absolute Return, $247.4 million from Multi-Strategy and $90.7 million from Harvest.

Dry Powder
The following presents our Dry Powder as of quarter end of each period:

Note:	Totals may not add due to rounding.
(a)	Represents uncalled commitments to funds and vehicles reduced by outstanding commitments to investments for which capital has not yet been called.
Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of March 31, 2025 and 2024. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. See “—Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	March 31,
	2025	2024
	(Dollars in Millions)
Real Estate
BREP Global	$904	$1,324
BREP Europe	69	115
BREP Asia	98	89
BPP	37	73
BREDS	32	30

Total Real Estate (a)	1,140	1,632

Private Equity
BCP Global	1,739	1,593
BCP Asia	253	180
Energy/Energy Transition	545	395
Core Private Equity	257	230
Tactical Opportunities	200	158
Secondaries	1,144	804
Infrastructure	248	389
Life Sciences	214	85
BTAS/BXPE/Other	238	201

Total Private Equity (a)	4,838	4,034

Credit & Insurance	374	355

Multi-Asset Investing	46	63

Total Blackstone Net Accrued Performance Revenues	$6,399	$6,084

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
For the twelve months ended March 31, 2025, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $2.9 billion, partially offset by net realized distributions of $2.6 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Perpetual Capital Total Assets Under Management

(Dollars in Billions)

$444.8
$163.7
$77.0
$203.8
4Q'24
$464.4
$165.8
$85.3
$213.3
1Q'25
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing(a)

Note:	Totals may not add due to rounding.
(a)	Perpetual Capital Total Assets Under Management for the Multi-Asset Investing segment was $247.1 million as of December 31, 2024 and $39.8 million as of March 31, 2025, respectively.
Perpetual Capital Total Assets Under Management were $464.4 billion as of March 31, 2025, an increase of $19.6 billion, compared to $444.8 billion as of December 31, 2024. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $9.5 billion and $8.3 billion, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, growth in BCRED and insurance capital managed in the segment resulted in increases of $5.3 billion and $2.4 billion, respectively.

•	In our Private Equity segment, growth in Infrastructure and BXPE capital managed in the segment resulted in increases of $4.4 billion and $3.0 billion, respectively.

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
The following tables present the investment record of our significant and formerly significant carry/drawdown funds and select perpetual capital strategies from inception through March 31, 2025:

Carry/Drawdown Funds

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$140,714	$—	$—	n/a	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	—	n/a	—	4,684,608	1.7x	4,684,608	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	6,711	n/a	—	13,463,448	2.3x	13,470,159	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,122	—	5,033	n/a	—	27,761,681	2.5x	27,766,714	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,506,810	897,723	1,609,759	0.5x	—	28,770,800	2.2x	30,380,559	1.9x	18%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,634,957	1,484,708	10,680,346	1.3x	2%	22,984,755	2.3x	33,665,101	1.8x	23%	12%
BREP IX (Jun 2019 / Aug 2022)	21,353,206	3,253,449	22,048,718	1.3x	1%	9,239,200	2.1x	31,287,918	1.4x	53%	9%
*BREP X (Aug 2022 / Feb 2028)	30,638,788	19,618,939	13,150,807	1.2x	—	932,641	1.2x	14,083,448	1.2x	6%	10%

Total Global BREP	$104,174,464	$25,254,819	$47,501,374	1.2x	1%	$115,372,051	2.3x	$162,873,425	1.8x	17%	15%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	n/a	—	€1,373,170	2.1x	€1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,420	395,130	58,993	0.3x	—	5,926,938	2.1x	5,985,931	2.0x	14%	13%
BREP Europe IV (Sep 2013 / Dec 2016)	6,676,604	1,096,895	968,618	0.8x	—	10,198,388	1.9x	11,167,006	1.7x	17%	12%
BREP Europe V (Dec 2016 / Oct 2019)	7,997,397	795,468	4,276,162	0.8x	—	6,762,819	3.8x	11,038,981	1.5x	41%	6%
BREP Europe VI (Oct 2019 / Sep 2023)	9,935,953	2,971,696	8,039,185	1.2x	—	3,470,399	2.6x	11,509,584	1.4x	72%	9%
*BREP Europe VII (Sep 2023 / Mar 2029)	9,787,312	7,352,777	2,829,279	1.2x	—	—	n/a	2,829,279	1.2x	n/a	15%

Total BREP Europe	€40,056,606	€12,611,966	€16,172,237	1.0x	—	€30,314,746	2.3x	€46,486,983	1.6x	16%	10%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,262,075	$898,633	$1,507,879	1.7x	29%	$7,310,115	1.9x	$8,817,994	1.9x	16%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,356,568	1,272,626	6,135,205	1.2x	8%	2,349,384	1.8x	8,484,589	1.3x	23%	4%
*BREP Asia III (Mar 2022 / Sep 2027)	8,224,736	4,831,424	3,497,537	1.1x	—	7,244	1.6x	3,504,781	1.1x	n/a	-7%

Total BREP Asia	19,843,379	7,002,683	11,140,621	1.2x	9%	9,666,743	1.9x	20,807,364	1.4x	16%	7%
BREP Co-Investment (f)	7,682,096	106,652	1,089,328	1.5x	—	15,268,392	2.2x	16,357,720	2.2x	16%	16%

Total BREP	$178,379,378	$45,999,975	$77,792,144	1.1x	2%	$177,369,937	2.2x	$255,162,081	1.7x	17%	14%

*BREDS High-Yield (Various) (g)	$27,606,643	$10,470,767	$4,864,095	1.1x	—	$22,434,529	1.3x	$27,298,624	1.3x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	n/a	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,268,627	2.5x	3,268,627	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,228,707	2.3x	9,228,707	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	24,575	183	n/a	—	2,995,106	1.4x	2,995,289	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	195,824	356	n/a	—	21,720,334	2.9x	21,720,690	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	982,018	22,149	n/a	100%	38,862,488	1.9x	38,884,637	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,620	1,341,404	3,979,511	2.1x	11%	29,147,077	2.3x	33,126,588	2.2x	15%	12%
BCP VII (May 2016 / Feb 2020)	18,870,938	1,463,082	17,491,839	1.6x	19%	20,218,072	2.7x	37,709,911	2.1x	25%	13%
BCP VIII (Feb 2020 / Apr 2024)	25,744,697	8,383,978	24,918,951	1.4x	5%	4,726,430	2.2x	29,645,381	1.5x	34%	10%
*BCP IX (Apr 2024 / Apr 2029)	21,703,780	21,428,202	290,826	n/a	—	—	n/a	290,826	n/a	n/a	n/a
Energy I (Aug 2011 / Feb 2015)	2,441,558	174,492	524,587	2.0x	47%	4,291,859	2.0x	4,816,446	2.0x	13%	12%
Energy II (Feb 2015 / Feb 2020)	4,925,348	871,895	4,275,177	2.1x	67%	4,754,766	1.8x	9,029,943	2.0x	12%	9%
Energy III (Feb 2020 / Jun 2024)	4,354,865	1,502,071	5,036,677	2.0x	2%	2,300,669	2.4x	7,337,346	2.1x	38%	26%
*Energy Transition IV (Jun 2024 / Jun 2029)	5,847,043	5,192,459	942,507	1.7x	—	—	n/a	942,507	1.7x	n/a	n/a
BCP Asia I (Dec 2017 / Sep 2021)	2,437,080	417,510	2,449,459	2.0x	63%	2,861,189	3.1x	5,310,648	2.4x	44%	23%
*BCP Asia II (Sep 2021 / Sep 2027)	6,802,798	4,316,853	3,905,817	2.0x	22%	806,946	3.4x	4,712,763	2.1x	110%	38%
BCP Asia III (TBD)	4,440,306	4,440,306	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,760,130	1,181,562	7,677,225	2.0x	—	2,918,278	5.2x	10,595,503	2.4x	59%	16%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,231,093	5,052,718	4,807,640	1.4x	—	502,247	n/a	5,309,887	1.5x	n/a	14%

Total Corporate Private Equity	$161,862,483	$56,968,949	$76,322,904	1.6x	14%	$150,344,533	2.3x	$226,667,437	2.0x	16%	15%

continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$31,319,202	$12,464,531	$14,783,336	1.3x	4%	$27,026,399	1.8x	$41,809,735	1.6x	14%	10%
*Tactical Opportunities Co-Investment and Other (Various)	10,611,809	1,263,096	4,552,027	2.4x	3%	10,856,969	1.8x	15,408,996	1.9x	18%	16%

Total Tactical Opportunities	$41,931,011	$13,727,627	$19,335,363	1.4x	4%	$37,883,368	1.8x	$57,218,731	1.6x	16%	12%

Growth
BXG I (Jul 2020 / Feb 2025)	$4,959,544	$861,159	$3,913,729	1.0x	1%	$552,701	2.7x	$4,466,430	1.1x	n/m	-1%
*BXG II (Feb 2025 / Feb 2030)	4,345,044	4,345,044	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Growth	$9,304,588	$5,206,203	$3,913,729	1.0x	1%	$552,701	2.7x	$4,466,430	1.1x	n/m	-1%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$11,035,527	$9,572	$4,387	n/a	—	$16,786,501	n/a	$16,790,888	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,772	594,367	561,660	n/a	—	4,503,085	n/a	5,064,745	1.7x	n/a	13%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,637,716	2,758,274	n/a	—	7,903,695	n/a	10,661,969	1.9x	n/a	16%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	518,153	1,280,692	n/a	—	1,240,984	n/a	2,521,676	1.8x	n/a	15%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	3,655,001	7,440,200	n/a	—	7,384,986	n/a	14,825,186	1.7x	n/a	21%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	7,055,591	1,881,034	2,525,446	n/a	—	2,643,945	n/a	5,169,391	1.5x	n/a	12%
Strategic Partners Infrastructure III (Jun 2020 / Jun 2024) (i)	3,250,100	795,286	2,506,133	n/a	—	557,124	n/a	3,063,257	1.5x	n/a	18%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)	19,692,625	5,513,211	11,637,949	n/a	—	1,107,668	n/a	12,745,617	1.3x	n/a	16%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)	2,095,211	658,888	972,789	n/a	—	9,152	n/a	981,941	1.0x	n/a	-4%
*Strategic Partners Infrastructure IV (Jul 2024 / Jun 2029) (i)	3,132,184	2,574,522	55,799	n/a	—	—	n/a	55,799	n/a	n/a	n/a

Total Strategic Partners (Secondaries)	$70,627,387	$17,837,750	$29,743,329	n/a	—	$42,137,140	n/a	$71,880,469	1.6x	n/a	14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$910,000	$56,714	$705,810	2.1x	—	$585,728	1.4x	$1,291,538	1.7x	6%	9%
BXLS V (Jan 2020 / Mar 2025)	4,974,393	2,189,109	4,360,497	2.0x	1%	896,899	1.6x	5,257,396	1.9x	n/m	19%
continued...

			Unrealized Investments			Realized Investments		Total Investments
Fund (Investment Period	Committed	Available			%					Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$97,114	$—	n/a	—	$4,809,113	1.6x	$4,809,113	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	993,260	72,592	0.6x	—	6,678,087	1.4x	6,750,679	1.4x	n/a	9%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,098,907	1,731,449	1.1x	45%	8,870,082	1.6x	10,601,531	1.5x	n/a	11%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)	5,016,771	1,499,419	4,464,151	1.2x	—	2,046,352	1.6x	6,510,503	1.3x	n/a	14%
Mezzanine / Opportunistic V (TBD)	3,497,320	3,497,320	—	n/a	—	—	n/a	—	n/a	n/a	n/a

Total Mezzanine / Opportunistic	21,273,224	7,186,020	6,268,192	1.1x	12%	22,403,634	1.5x	28,671,826	1.4x	n/a	13%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	77,220	0.2x	—	5,503,427	1.2x	5,580,647	1.1x	n/a	1%
Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	1,065,582	1,594,092	0.8x	—	5,345,268	1.6x	6,939,360	1.3x	n/a	10%

Total Stressed / Distressed	15,734,523	1,613,012	1,671,312	0.7x	—	16,625,793	1.3x	18,297,105	1.2x	n/a	7%
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€69,963	€173,117	0.3x	—	€2,981,872	1.3x	€3,154,989	1.1x	n/a	1%
European Senior Debt II (Jun 2019 / Jun 2023) (j)	4,088,344	831,881	3,383,292	1.0x	—	3,537,773	1.8x	6,921,065	1.3x	n/a	9%

Total European Senior Debt	€6,053,033	€901,844	€3,556,409	0.9x	—	€6,519,645	1.6x	€10,076,054	1.2x	n/a	6%
Energy I (Nov 2015 / Nov 2018)	$2,856,867	$1,281,419	$175,344	0.9x	—	$3,418,703	1.6x	$3,594,047	1.5x	n/a	10%
Energy II (Feb 2019 / Jun 2023)	3,616,081	1,464,279	746,613	1.0x	—	3,072,811	1.4x	3,819,424	1.3x	n/a	15%
*Energy III (May 2023 / May 2028)	6,477,000	3,899,856	2,756,704	1.1x	—	657,246	n/a	3,413,950	1.1x	n/a	14%

Total Energy	12,949,948	6,645,554	3,678,661	1.0x	—	7,148,760	1.5x	10,827,421	1.3x	n/a	12%
*Senior Direct Lending I (Dec 2023 / Dec 2025) (k)	2,057,661	1,009,339	1,830,119	1.1x	—	64,162	1.1x	1,894,281	1.1x	n/a	n/m

Total Credit Drawdown Funds (l)	$58,921,015	$17,428,097	$17,289,918	1.0x	5%	$54,034,497	1.5x	$71,324,415	1.3x	n/a	10%

Select Perpetual Capital Strategies (m)		Total Assets
Strategy (Inception Year) (a)	Investment Strategy	Under Management	Total Net Return (m)
	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners Platform (2013) (o)	Core+ Real Estate	$62,246,146	5%
BREIT - Blackstone Real Estate Income Trust (2017) (p)	Core+ Real Estate	53,267,424	9%
BREIT - Class I (q)	Core+ Real Estate		9%
BXMT - Blackstone Mortgage Trust (2013) (r)	Real Estate Debt	6,225,308	7%
Private Equity
BXGP - Blackstone GP Stakes (2014) (s)	Minority GP Interests	11,483,530	14%
BIP - Blackstone Infrastructure Partners (2019) (t)	Infrastructure	48,495,939	17%
BXPE - Blackstone Private Equity Strategies Fund Program (2024) (u)	Private Equity	10,066,923	14%
BXPE - Class I (v)	Private Equity		15%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (w)	U.S. Direct Lending	15,650,544	11%
BCRED - Blackstone Private Credit Fund (2021) (x)	U.S. Direct Lending	81,054,199	10%
BCRED - Class I (y)	U.S. Direct Lending		10%
ECRED - Blackstone European Credit Fund (2022) (z)	European Direct Lending	€2,101,750	10%
ECRED - Class I (aa)	European Direct Lending		11%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	For the carry/drawdown funds only, represents funds that are in their investment period as of March 31, 2025.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2025 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(j)
European Senior Debt II IRR represents the blended return across the commingled levered and unlevered funds within the strategy. Total net returns were 14% and 8%, respectively, for the levered and unlevered funds of the strategy.

(k)
Senior Direct Lending IRR represents the blended return across the commingled levered and unlevered funds within the strategy. Total Net IRR is not meaningful across each of the funds as of March 31, 2025.

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

(n)
Unless otherwise indicated, Total Net Return represents the annualized inception to March 31, 2025 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(o)
BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 funds, co-investment and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of March 31, 2025, these vehicles represented $2.8 billion of Total Assets Under Management.

(p)
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

(r)	The BXMT Total Net Return reflects annualized market return of a shareholder invested in BXMT since inception, May 22, 2013, assuming reinvestment of all dividends received during the period.
(s)
Effective March 31, 2025, the Blackstone Strategic Capital Holdings (“BSCH”) strategy was renamed Blackstone GP Stakes (“BXGP”). BXGP represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the Secondaries - GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. Including co-investment vehicles that do not pay fees, BXGP Total Assets Under Management is $12.9 billion.

(t)
BIP represents the aggregate Total Assets Under Management and Total Net Return of infrastructure-focused funds for institutional investors with a primary focus on the U.S. and Europe. Including co-investment vehicles, BIP Total Assets Under Management is $59.0 billion.

(u)
The BXPE Total Net Return reflects a per share blended return, assuming the BXPE fund program had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. This return is not representative of the return experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of February 28, 2025, the latest reporting date for the BXPE fund program. Total Net Return is presented on an annualized basis and is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation. BXPE Total Assets Under Management reflects net asset value as of February 28, 2025, plus subscriptions as of March 1, 2025. BXPE Total Assets Under Management, to the extent managed by a different business, is reported in such business for the purposes of segment Assets Under Management reporting.

(v)
Represents the blended Total Net Return for the BXPE fund program’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of February 28, 2025, the latest reporting date for the BXPE fund program. Class I Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(w)
The BXSL Total Assets Under Management and Total Net Return are presented as of December 31, 2024. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(x)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of March 31, 2025 was $41.8 billion.

(y)
Represents the Total Net Return for BCRED’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. Class I Total Net Return is presented on an annualized basis and is from January 7, 2021.

(z)
The ECRED Total Net Return reflects a per share blended return, assuming ECRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by ECRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from October 3, 2022. Total AUM reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities as of March 31, 2025. ECRED net asset value as of March 31, 2025 was
€
1.1 billion.

(aa)
Represents the Total Net Return for ECRED’s Class I shares, its largest share class. Performance varies by share class. Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by ECRED. Class I Total Net Return is presented on an annualized basis and is from October 3, 2022.

Segment Analysis
Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate
The following table presents the results of operations for our Real Estate segment:

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$664,601	$694,179	$(29,578)	-4%
Transaction and Other Fees, Net	40,146	29,190	10,956	38%
Management Fee Offsets	(3,899)	(2,930)	(969)	33%

Total Management Fees, Net	700,848	720,439	(19,591)	-3%
Fee Related Performance Revenues	37,803	129,958	(92,155)	-71%
Fee Related Compensation	(170,525)	(174,569)	4,044	-2%
Other Operating Expenses	(83,281)	(89,762)	6,481	-7%

Fee Related Earnings	484,845	586,066	(101,221)	-17%

Realized Performance Revenues	19,010	49,967	(30,957)	-62%
Realized Performance Compensation	(8,770)	(21,863)	13,093	-60%
Realized Principal Investment Income	349	2,193	(1,844)	-84%

Net Realizations	10,589	30,297	(19,708)	-65%

Segment Distributable Earnings	$495,434	$616,363	$(120,929)	-20%

n/m	Not meaningful.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Segment Distributable Earnings were $495.4 million for the three months ended March 31, 2025, a decrease of $120.9 million, compared to $616.4 million for the three months ended March 31, 2024. The decrease in Segment Distributable Earnings was primarily attributable to decreases of $101.2 million in Fee Related Earnings and $19.7 million in Net Realizations.
Our Real Estate segment strategies exhibited positive performance in the first quarter of 2025. This was supported by positive cash flow growth across nearly every area of the portfolio, continued improvement in the cost and availability of debt capital and strengthening of foreign currencies relative to the U.S. dollar. Recently announced tariffs in the U.S., however, have contributed to significant and ongoing uncertainty and volatility of markets. There is significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries and the ultimate impact on the U.S. and global economies. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies and could impact the commercial real estate recovery, which could adversely affect valuations in our real estate portfolio. We also expect realization activity to remain muted in the face of such uncertainty and volatility. With respect to institutional fundraising, market volatility, uncertainty and geopolitical concerns have contributed to a limited number of investors pausing new commitments, but to date the overall impact on such fundraising has been immaterial. We have not seen a broad-based
pullback in the private wealth channel, although a prolonged period of turbulence could adversely impact fundraising in the channel.
At the same time, the announced tariffs are likely to increase construction costs and further reduce already constrained new supply starts, including in certain sectors in which our global opportunistic and Core+ real estate portfolios are concentrated, such as logistics and rental housing. This should be supportive of real estate values over time, subject to inflation continuing to subside and absent recessionary conditions. Nevertheless, in certain markets and sectors with elevated near-term supply, including U.S. logistics and multifamily, growth has slowed and may moderate further. Select life science office, traditional office and U.K. student housing investments have also been negatively impacted by challenging sector dynamics and capital markets.

Fee Related Earnings
Fee Related Earnings were $484.8 million for the three months ended March 31, 2025, a decrease of $101.2 million, compared to $586.1 million for the three months ended March 31, 2024. The decrease in Fee Related Earnings was primarily attributable to a decrease of $92.2 million in Fee Related Performance Revenues and a decrease of $19.6 million in Management Fees, Net.
Fee Related Performance Revenues were $37.8 million for the three months ended March 31, 2025, a decrease of $92.2 million, compared to $130.0 million for the three months ended March 31, 2024. The decrease was primarily due to lower Fee Related Performance Revenues in BPP.
Management Fees, Net were $700.8 million for the three months ended March 31, 2025, a decrease of $19.6 million, compared to $720.4 million for the three months ended March 31, 2024, primarily driven by a decrease in Base Management Fees, partially offset by an increase in Transaction and Other Fees, Net. Base Management Fees decreased $29.6 million primarily due to a decrease in Fee-Earning Assets Under Management in Core+ and BREDS. Transaction and Other Fees, Net increased $11.0 million primarily due to an increase in acquisition fees paid to the advisor of our BREP funds.
Net Realizations
Net Realizations were $10.6 million for the three months ended March 31, 2025, a decrease of $19.7 million, compared to $30.3 million for the three months ended March 31, 2024. The decrease in Net Realizations was primarily attributable to a decrease of $31.0 million in Realized Performance Revenues, partially offset by a decrease of $13.1 million in Realized Performance Compensation.
Realized Performance Revenues were $19.0 million for the three months ended March 31, 2025, a decrease of $31.0 million, compared to $50.0 million for the three months ended March 31, 2024. The decrease was primarily due to lower Realized Performance Revenues in BREDS.
Realized Performance Compensation was $8.8 million for the three months ended March 31, 2025, a decrease of $13.1 million, compared to $21.9 million for the three months ended March 31, 2024. The decrease was primarily due to the decrease in Realized Performance Revenues.
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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				March 31, 2025
	March 31,				Inception to Date
	2025		2024		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VIII	0%	-1%	1%	1%	31%	23%	18%	12%
BREP IX	-2%	-2%	0%	0%	78%	53%	14%	9%
BREP X	7%	4%	n/m	n/m	14%	6%	30%	10%
BREP Europe V (b)	1%	0%	0%	0%	50%	41%	11%	6%
BREP Europe VI (b)	-6%	-5%	1%	1%	97%	72%	16%	9%
BREP Asia II	2%	1%	-2%	-2%	35%	23%	7%	4%
BREP Asia III	10%	8%	-2%	-5%	n/a	n/a	6%	-7%
BREP Co-Investment (c)	1%	1%	-2%	-2%	18%	16%	18%	16%
BPP (d)	0%	0%	0%	0%	n/a	n/a	6%	5%
BREIT (e)	n/a	2%	n/a	2%	n/a	n/a	n/a	9%
BREIT - Class I (f)	n/a	2%	n/a	2%	n/a	n/a	n/a	9%
BREDS High-Yield (g)	4%	3%	5%	3%	14%	10%	14%	9%
BXMT (h)	n/a	18%	n/a	-3%	n/a	n/a	n/a	7%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
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

Funds With Closed Investment Periods as of March 31, 2025
The Real Estate segment has thirteen funds with closed investment periods as of March 31, 2025: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of March 31, 2025, BREP VII, BREP VI, BREP V, BREP Europe VI, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREDS IV and BREDS III were above their carried interest thresholds as of March 31, 2025, while BREP Asia II and BREP Europe V were below their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.
Private Equity
The following table presents the results of operations for our Private Equity segment:

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$	%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$578,444	$474,591	$103,853	22%
Transaction, Advisory and Other Fees, Net	54,220	26,891	27,329	102%
Management Fee Offsets	(10,872)	(275)	(10,597)	n/m

Total Management and Advisory Fees, Net	621,792	501,207	120,585	24%
Fee Related Performance Revenues	60,904	—	60,904	n/m
Fee Related Compensation	(203,319)	(162,559)	(40,760)	25%
Other Operating Expenses	(102,894)	(90,035)	(12,859)	14%

Fee Related Earnings	376,483	248,613	127,870	51%

Realized Performance Revenues	350,073	449,874	(99,801)	-22%
Realized Performance Compensation	(171,141)	(220,481)	49,340	-22%
Realized Principal Investment Income	9,176	22,429	(13,253)	-59%

Net Realizations	188,108	251,822	(63,714)	-25%

Segment Distributable Earnings	$564,591	$500,435	$64,156	13%

n/m	Not meaningful.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Segment Distributable Earnings were $564.6 million for the three months ended March 31, 2025, an increase of $64.2 million, compared to $500.4 million for the three months ended March 31, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $127.9 million in Fee Related Earnings, partially offset by a decrease of $63.7 million in Net Realizations.
Our Private Equity segment exhibited positive performance across all strategies in the first quarter of 2025. Recently announced tariffs in the U.S., however, have contributed to significant and ongoing uncertainty and volatility of markets. There is significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries and the ultimate impact on the U.S. and global economies. We believe a relatively limited proportion of the Private Equity segment’s portfolio is exposed to direct first-order impacts from the announced tariffs. A relatively small number of companies, however, could be materially impacted due to sales of physical goods into the U.S. with material international supply chain dependencies. A slowdown in the U.S. and global economies as a result of a prolonged period of policy-driven uncertainty and continued market volatility would more broadly adversely affect valuations in our Private Equity segment funds. We also expect realization activity to remain muted in the face of such uncertainty and volatility. With respect to institutional fundraising, market volatility, uncertainty and geopolitical concerns have contributed to a limited number of investors pause making new commitments, but to date the overall impact on such fundraising has been immaterial. We have not seen a broad-based pullback in the private wealth channel, although a prolonged period of turbulence could adversely impact fundraising in the channel.
Fee Related Earnings
Fee Related Earnings were $376.5 million for the three months ended March 31, 2025, an increase of $127.9 million, compared to $248.6 million for the three months ended March 31, 2024. The increase in Fee Related Earnings was primarily attributable to increases of $120.6 million in Management and Advisory Fees, Net and $60.9 million in Fee Related Performance Revenues, partially offset by an increase of $40.8 million in Fee Related Compensation.
Management and Advisory Fees, Net were $621.8 million for the three months ended March 31, 2025, an increase of $120.6 million, compared to $501.2 million for the three months ended March 31, 2024, primarily driven by increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $103.9 million primarily due to an increase in Fee-Earning Assets Under Management in BIP and BXPE, as well as fee holiday expirations of BCP IX and BETP IV. Transaction, Advisory and Other Fees, Net increased $27.3 million primarily due to increased volume of deal activity in BXCM.
Fee Related Performance Revenues were $60.9 million for the three months ended March 31, 2025, an increase of $60.9 million, compared to the three months ended March 31, 2024. The increase was due to crystallization of performance revenues in BXPE.
Fee Related Compensation was $203.3 million for the three months ended March 31, 2025, an increase of $40.8 million, compared to $162.6 million for the three months ended March 31, 2024. The increase was primarily due to increases in Fee Related Performance Revenues and Management and Advisory Fees, Net, both of which impact Fee Related Compensation.
Net Realizations
Net Realizations were $188.1 million for the three months ended March 31, 2025, a decrease of $63.7 million, compared to $251.8 million for the three months ended March 31, 2024. The decrease in Net Realizations was primarily attributable to a decrease in Realized Performance Revenues of $99.8 million, partially offset by a decrease in Realized Performance Compensation of $49.3 million.
Realized Performance Revenues were $350.1 million for the three months ended March 31, 2025, a decrease of $99.8 million, compared to $449.9 million for the three months ended March 31, 2024. The decrease was primarily due to decreases in Realized Performance Revenues in Corporate Private Equity and Tactical Opportunities.
Realized Performance Compensation was $171.1 million for the three months ended March 31, 2025, a decrease of $49.3 million, compared to $220.5 million for the three months ended March 31, 2024. The decrease was primarily due to the decrease in Realized Performance Revenues.

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
The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				March 31, 2025
	March 31,				Inception to Date
	2025		2024		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	2%	0%	4%	4%	19%	15%	17%	12%
BCP VII	2%	2%	4%	3%	34%	25%	18%	13%
BCP VIII	1%	0%	2%	1%	51%	34%	18%	10%
BCP Asia I	-8%	-7%	-3%	-2%	64%	44%	34%	23%
BCP Asia II	-6%	-7%	5%	3%	174%	110%	63%	38%
BEP II	-3%	-3%	11%	5%	16%	12%	13%	9%
BEP III	0%	0%	5%	4%	55%	38%	39%	26%
BCEP I	0%	0%	3%	2%	64%	59%	19%	16%
BCEP II	4%	3%	2%	2%	n/a	n/a	19%	14%
Tactical Opportunities	3%	2%	2%	1%	18%	14%	15%	10%
Tactical Opportunities Co-Investment and Other	6%	3%	2%	2%	21%	18%	19%	16%
Clarus IV	-1%	-1%	2%	1%	11%	6%	15%	9%
BXLS V	5%	4%	2%	1%	n/m	n/m	31%	19%
BXG I	4%	3%	0%	-1%	n/m	n/m	3%	-1%
BXPE (e)	n/a	4%	n/a	n/a	n/a	n/a	17%	14%
BXPE - Class I (f)	n/a	4%	n/a	n/a	n/a	n/a	18%	15%
BIP (d)	8%	7%	5%	4%	n/a	n/a	22%	17%
Strategic Partners VII (b)	-1%	-1%	2%	2%	n/a	n/a	20%	16%
Strategic Partners Real Assets II (b)	2%	2%	8%	7%	n/a	n/a	18%	15%
Strategic Partners VIII (b)	-1%	-1%	0%	0%	n/a	n/a	28%	21%
Strategic Partners Real Estate, SMA and Other (b)	3%	2%	-1%	-1%	n/a	n/a	13%	12%
Strategic Partners Infrastructure III (b)	1%	0%	1%	0%	n/a	n/a	26%	18%
Strategic Partners IX (b)	1%	1%	6%	4%	n/a	n/a	25%	16%
Strategic Partners GP Solutions (b)	-3%	-4%	3%	1%	n/a	n/a	0%	-4%
BXGP (c)	7%	6%	7%	6%	n/a	n/a	21%	14%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
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

(c)
Effective March 31, 2025, the Blackstone Strategic Capital Holdings (“BSCH”) strategy was renamed Blackstone GP Stakes (“BXGP”). BXGP gross and net returns represent BSCH I and II funds that invest as part of the Secondaries GP Stakes strategy. Returns include performance of investments in four public-market general partner stakes acquired in BSCH I, prior to a shift in BXGP’s strategy in 2017 to focus exclusively on private-markets general partners.

(d)	Gross and net returns reflect infrastructure-focused funds for institutional investors.
(e)
Reflects a per share blended return for each respective period, assuming the BXPE had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. These returns are not representative of the returns experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of February 28, 2025, the latest reporting date for the BXPE fund program. Inception to date returns are presented on an annualized basis and are from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(f)
Represents the blended returns for BXPE’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of February 28, 2025, the latest reporting date for the BXPE fund program. Class I Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

Funds With Closed Investment Periods as of March 31, 2025
Corporate Private Equity has eleven funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCP VIII, BCOM, BEP I, BEP II, BEP III, BCEP I and BCP Asia I. As of March 31, 2025, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCP VIII, BCOM, BEP I, BEP II, BEP III, BCEP I and BCP Asia I were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.
Tactical Opportunities has various funds with closed investment periods, including but not limited to: BTOF-POOL, BTOF-POOL II, and BTOF-POOL III, which are each above their carried interest thresholds based on aggregate fund position. Blackstone Growth has one fund with a closed investment period, BXG I, which is not above its carried interest threshold. Secondaries has various funds with closed investment periods, including but not limited to: Strategic Partners Infrastructure III, Strategic Partners VIII, Strategic Partners Real Estate VII and BSCH I which are above their respective carried interest thresholds based on aggregate fund position. Blackstone Life Sciences has two funds with a closed investment period: Clarus IV and BXLS V, which were above their carried interest thresholds.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$443,223	$360,921	$82,302	23%
Transaction and Other Fees, Net	15,480	9,786	5,694	58%
Management Fee Offsets	(11,659)	(892)	(10,767)	n/m

Total Management Fees, Net	447,044	369,815	77,229	21%
Fee Related Performance Revenues	195,208	165,543	29,665	18%
Fee Related Compensation	(201,618)	(178,521)	(23,097)	13%
Other Operating Expenses	(96,278)	(84,576)	(11,702)	14%

Fee Related Earnings	344,356	272,261	72,095	26%

Realized Performance Revenues	91,597	15,120	76,477	506%
Realized Performance Compensation	(40,495)	(5,321)	(35,174)	661%
Realized Principal Investment Income	107,903	3,561	104,342	n/m

Net Realizations	159,005	13,360	145,645	n/m

Segment Distributable Earnings	$503,361	$285,621	$217,740	76%

n/m	Not meaningful.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Segment Distributable Earnings were $503.4 million for the three months ended March 31, 2025, an increase of $217.7 million, compared to $285.6 million for the three months ended March 31, 2024. The increase in Segment Distributable Earnings was attributable to increases of $72.1 million in Fee Related Earnings and $145.6 million in Net Realizations.
Our Credit & Insurance segment demonstrated strong performance in the first quarter of 2025. Credit & Insurance funds have benefited from an environment of high interest rates, although these rates have decreased relative to recent years. A further decline in interest rates and/or widening of credit spreads would make it more difficult for our credit funds to replicate recent strong performance. Recently announced tariffs in the U.S., however, have contributed to significant and ongoing uncertainty and volatility of markets. There is significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries and the ultimate impact on the U.S. and global economies. We believe a relatively limited proportion of the Credit & Insurance segment’s portfolio is exposed to direct first-order impacts from the announced tariffs. A relatively small portion of our Credit and Insurance funds’ borrowers, however, are in sectors that are more likely to be materially impacted due to sales of physical goods into the U.S. with material international supply chain dependencies. A slowdown in the U.S. and global economies as a result of a prolonged period of policy-driven uncertainty and continued market volatility would increase the risk of defaults by borrowers and could more broadly adversely affect performance in our Credit & Insurance portfolio. With respect to institutional fundraising, market volatility, uncertainty and geopolitical concerns have contributed to a limited number of investors pausing new commitments, but to date the overall impact on such fundraising has been immaterial. We have not seen a broad-based pullback in the private wealth channel, although a prolonged period of turbulence could adversely impact fundraising in the channel.

More broadly, however, we continue to see long-term structural shifts in the lending market. This has contributed to robust momentum in non-investment grade strategies, investment grade private credit and perpetual capital strategies, opportunities to generate excess returns relative to liquid markets in our non-investment grade strategies and attractive and sizeable deployment opportunities in investment-grade strategies. Moreover, rapidly expanding private credit markets and other opportunities for corporate and bank partnerships should continue to be supportive of overall transaction activity, including deployment. Given the significant opportunities in the space, competition in the private credit markets has increased and is likely to increase further as a result of product innovation and customization by private credit managers. In addition, regulatory measures aimed at reducing burden on U.S. banks, such as less onerous bank regulatory capital requirements, may also increase competition.
Fee Related Earnings
Fee Related Earnings were $344.4 million for the three months ended March 31, 2025, an increase of $72.1 million, compared to $272.3 million for the three months ended March 31, 2024. The increase in Fee Related Earnings was attributable to increases of $77.2 million in Management Fees, Net and $29.7 million in Fee Related Performance Revenues, partially offset by an increase of $23.1 million in Fee Related Compensation.
Management Fees, Net were $447.0 million for the three months ended March 31, 2025, an increase of $77.2 million, compared to $369.8 million for the three months ended March 31, 2024, primarily driven by an increase in Base Management Fees. Base Management Fees increased $82.3 million primarily due to inflows from Fee-Earning Assets Under Management in direct lending.
Fee Related Performance Revenues were $195.2 million for the three months ended March 31, 2025, an increase of $29.7 million, compared to $165.5 million for the three months ended March 31, 2024. The increase was primarily due to higher net investment income and Fee-Earning Assets Under Management in BCRED.
Fee Related Compensation was $201.6 million for the three months ended March 31, 2025, an increase of $23.1 million, compared to $178.5 million for the three months ended March 31, 2024. The increase was primarily due to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Net Realizations
Net Realizations were $159.0 million for the three months ended March 31, 2025, an increase of $145.6 million, compared to $13.4 million for the three months ended March 31, 2024. The increase in Net Realizations was attributable to increases of $104.3 million in Realized Principal Investment Income and $76.5 million in Realized Performance Revenues, partially offset by an increase of $35.2 million in Realized Performance Compensation.
Realized Principal Investment Income was $107.9 million for the three months ended March 31, 2025, an increase of $104.3 million, compared to $3.6 million for the three months ended March 31, 2024. The increase was primarily due to the sale of Bistro, a portfolio visualization software platform developed by Blackstone, to Clearwater Analytics.
Realized Performance Revenues were $91.6 million for the three months ended March 31, 2025, an increase of $76.5 million, compared to $15.1 million for the three months ended March 31, 2024. The increase was primarily due to higher Realized Performance Revenues in our Mezzanine and Stressed/Distressed funds.
Realized Performance Compensation was $40.5 million for the three months ended March 31, 2025, an increase of $35.2 million, compared to $5.3 million for the three months ended March 31, 2024. The increase was primarily due to the increase in Realized Performance Revenues.

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
The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended March 31,				March 31, 2025 Inception to Date
	2025		2024
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	3%	2%	4%	3%	15%	10%
Liquid Credit (b)	1%	0%	2%	2%	5%	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
(b)
During the three months ended March 31, 2025, Private Credit returns were amended to include only the Flagship commingled funds across the opportunistic lending, global middle market direct lending funds (including BXSL, BCRED, and ECRED), stressed/distressed strategies, and non-investment grade infrastructure and asset-based credit strategies. Separately managed accounts, funds with a limited number of limited partners that are not broadly marketed, inactive investment strategies, unlevered funds within a strategy that has designated levered and unlevered sleeves, and Multi-Asset Credit strategies are excluded. Liquid Credit returns include CLOs, closed-ended funds, open-ended funds and separately managed accounts. Only fee-earning funds exceeding $100 million of fair value at the beginning of each respective quarter-end are included. Funds in liquidation, funds investing primarily in investment grade corporate credit and asset-based finance are excluded. Blackstone Funds that were contributed to BXCI as part of Blackstone’s acquisition of Blackstone Credit, formerly known as GSO, in March 2008 and the pre-acquisition date performance for funds and vehicles acquired by BXCI subsequent to March 2008, are also excluded.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Hurdle (a)
	As of March 31,		As of March 31,
	2025	2024	2025	2024
	(Dollars in Thousands)
Credit & Insurance (b)	$110,719,138	$92,803,192	99%	96%

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

(b)
For the Credit & Insurance managed funds, at March 31, 2025, the incremental appreciation needed for the 1% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.3 billion, an increase of $1.3 billion, compared to $918.8 million at March 31, 2024. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of March 31, 2025, 11% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing
The following table presents the results of operations for our Multi-Asset Investing segment:

	Three Months Ended March 31,		2025 vs. 2024
	2025	2024	$	%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$120,851	$115,039	$5,812	5%
Transaction and Other Fees, Net	1,463	1,071	392	37%

Total Management Fees, Net	122,314	116,110	6,204	5%
Fee Related Compensation	(41,520)	(38,428)	(3,092)	8%
Other Operating Expenses	(24,422)	(24,605)	183	-1%

Fee Related Earnings	56,372	53,077	3,295	6%

Realized Performance Revenues	(657)	21,432	(22,089)	n/m
Realized Performance Compensation	(518)	(5,359)	4,841	-90%
Realized Principal Investment Income (Loss)	482	(18,245)	18,727	n/m

Net Realizations	(693)	(2,172)	1,479	-68%

Segment Distributable Earnings	$55,679	$50,905	$4,774	9%

n/m Not meaningful.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Segment Distributable Earnings were $55.7 million for the three months ended March 31, 2025, an increase of $4.8 million, compared to $50.9 million for the three months ended March 31, 2024. The increase in Segment Distributable Earnings was attributable to increases of $3.3 million in Fee Related Earnings and $1.5 million in Net Realizations.
Most strategies across our Multi-Asset Investing segment exhibited positive performance in the first quarter of 2025, with significantly less volatility than the broader markets. In particular, the Absolute Return Composite had its twentieth consecutive quarter of positive performance, benefiting from performance across strategies, including quantitative, macro and credit. Recently announced tariffs in the U.S., however, have contributed to significant and ongoing uncertainty and volatility of markets. There is significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries and the ultimate impact on the U.S. and global economies. Segment Distributable Earnings in the Multi-Asset Investing segment would likely be negatively impacted by a significant or sustained weak market environment or decline in asset prices, including as a result of concerns over trade policy. Nevertheless, certain strategies in our Multi-Asset Strategy segment are designed to capitalize on periods of market volatility, which may mitigate the potential impact of such volatility.

In addition, certain of our strategies are designed to benefit from a high-interest rate environment. Declining interest rates may make it more difficult for these Multi-Asset Investing strategies to replicate their positive performance. Conversely, if interest rates remain at sustained high levels for an extended period, certain investors may seek to reallocate capital away from traditional Multi-Asset Investing strategies in favor of fixed income investments. Outperformance by our Multi-Asset Investing segment strategies in a weak market environment has in some cases resulted in such strategies representing an increasing portion of the value of certain investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in the segment, or result in such investors seeking to withdraw capital from such funds.
Fee Related Earnings
Fee Related Earnings were $56.4 million for the three months ended March 31, 2025, an increase of $3.3 million, compared to $53.1 million for the three months ended March 31, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $6.2 million in Management Fees, Net, partially offset by an increase of $3.1 million in Fee Related Compensation.
Management Fees, Net were $122.3 million for the three months ended March 31, 2025, an increase of $6.2 million, compared to $116.1 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in Base Management Fees. Base Management Fees increased $5.8 million primarily due to an increase in Fee-Earning Assets Under Management in Absolute Return.
Fee Related Compensation was $41.5 million for the three months ended March 31, 2025, an increase of $3.1 million, compared to $38.4 million for the three months ended March 31, 2024. The increase was primarily due to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.
Net Realizations
Net Realizations were $(0.7) million for the three months ended March 31, 2025, an increase of $1.5 million, compared to $(2.2) million for the three months ended March 31, 2024. The increase was attributable to an increase of $18.7 million in Realized Principal Investment Income (Loss) and a decrease of $4.8 million in Realized Performance Compensation, partially offset by a decrease of $22.1 million in Realized Performance Revenues.
Realized Principal Investment Income (Loss) was $0.5 million for the three months ended March 31, 2025, an increase of $18.7 million, compared to $(18.2) million for the three months ended March 31, 2024. The increase was primarily due to higher realized losses in Multi-Strategy for the three months ended March 31, 2024 compared to the three months ended March 31, 2025.
Realized Performance Revenues were $(0.7) million for the three months ended March 31, 2025, a decrease of $22.1 million, compared to $21.4 million for the three months ended March 31, 2024. The decrease was primarily due to lower Realized Performance Revenues in Absolute Return and Multi-Strategy.
Realized Performance Compensation was $0.5 million for the three months ended March 31, 2025, a decrease of $4.8 million, compared to $5.4 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in Realized Performance Revenues.
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

The following table presents the return information of the Absolute Return Composite:

	Three				Average Annual Returns (a)
	Months Ended				Periods Ended
	March 31,				March 31, 2025
	2025		2024		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	3%	2%	5%	4%	11%	10%	9%	8%	10%	9%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management		Estimated % Above High Water Mark/ Benchmark (a)
	As of March 31,		As of March 31,
	2025	2024	2025	2024
	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)	$50,511,675	$46,680,266	95%	97%

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

(b)
For the Multi-Asset Investing managed funds, at March 31, 2025, the incremental appreciation needed for the 5% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $114.6 million, a decrease of $(69.1) million, compared to $183.7 million at March 31, 2024. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of March 31, 2025, 85% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024
	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$614,852	$847,386
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	485,475	685,439
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	100,547	102,827
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	7,900	(39,669)

Net Income	1,208,774	1,595,983
Provision for Taxes	243,827	283,671

Net Income Before Provision for Taxes	1,452,601	1,879,654
Transaction-Related and Non-Recurring Items (a)	18,824	52,197
Amortization of Intangibles (b)	7,333	7,333
Impact of Consolidation (c)	(108,447)	(63,158)
Unrealized Performance Revenues (d)	(263,201)	(445,936)
Unrealized Performance Allocations Compensation (e)	103,559	180,900
Unrealized Principal Investment Income (f)	(161,257)	(442,976)
Other Revenues (g)	73,635	(44,747)
Equity-Based Compensation (h)	471,302	317,779
Administrative Fee Adjustment (i)	4,186	2,477
Taxes and Related Payables (j)	(187,730)	(177,145)

Distributable Earnings	1,410,805	1,266,378
Taxes and Related Payables (j)	187,730	177,145
Net Interest and Dividend Loss (k)	20,530	9,801

Total Segment Distributable Earnings	1,619,065	1,453,324
Realized Performance Revenues (l)	(460,023)	(536,393)
Realized Performance Compensation (m)	220,924	253,024
Realized Principal Investment Income (n)	(117,910)	(9,938)

Fee Related Earnings	$1,262,056	$1,160,017

Adjusted EBITDA Reconciliation
Distributable Earnings	$1,410,805	$1,266,378
Interest Expense (o)	117,950	107,640
Taxes and Related Payables (j)	187,730	177,145
Depreciation and Amortization (p)	22,226	26,053

Adjusted EBITDA	$1,738,711	$1,577,216

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

	Three Months Ended March 31,
	2025	2024
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$263,201	$445,943
Segment Adjustment	—	(7)

Unrealized Performance Revenues	$263,201	$445,936

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	Three Months Ended March 31,
	2025	2024
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income	$158,713	$461,623
Segment Adjustment	2,544	(18,647)

Unrealized Principal Investment Income	$161,257	$442,976

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents the removal of certain Transaction-Related and Non-Recurring Items.

	Three Months Ended March 31,
	2025	2024
	(Dollars in Thousands)
GAAP Other Revenue	$(73,610)	$44,820
Segment Adjustment	(25)	(73)

Other Revenues	$(73,635)	$44,747

(h)	This adjustment removes Equity-Based Compensation on a segment basis.

(i)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(j)
Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and adjusted to exclude the tax impact of any divestitures. For interim periods, taxes are calculated using the preferred annualized effective tax rate approach. Related Payables represent tax-related payables including the amount payable to the holders of the tax receivable agreements based on expected tax savings generated in the respective period. See “—Key Financial Measures and Indicators — Distributable Earnings” for the full definition of Taxes and Related Payables.

	Three Months Ended March 31,
	2025	2024
	(Dollars in Thousands)
Taxes	$162,535	$155,873
Related Payables	25,195	21,272

Taxes and Related Payables	$187,730	$177,145

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the tax receivable agreement.

	Three Months Ended March 31,
	2025	2024
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$97,420	$97,839
Segment Adjustment	—	—

Interest and Dividend Revenue	97,420	97,839

GAAP Interest Expense	118,115	108,203
Segment Adjustment	(165)	(563)

Interest Expense	117,950	107,640

Net Interest and Dividend Loss	$(20,530)	$(9,801)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the tax receivable agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	March 31,
	2025	2024
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$4,589,194	$3,458,911
Equity Method Investments
Partnership Investments	6,740,598	6,100,640
Accrued Performance Allocations	12,522,848	11,163,116
Corporate Treasury Investments	106,684	197,976
Other Investments	6,300,105	5,001,647

Total GAAP Investments	$30,259,429	$25,922,290

Accrued Performance Allocations - GAAP	$12,522,848	$11,163,116
Due from Affiliates - GAAP (a)	249,376	249,968
Less: Net Realized Performance Revenues (b)	(927,240)	(448,811)
Less: Accrued Performance Compensation - GAAP (c)	(5,446,352)	(4,880,191)

Net Accrued Performance Revenues	$6,398,632	$6,084,082

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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

Total Assets were $45.3 billion as of March 31, 2025, an increase of $1.8 billion from December 31, 2024. The increase in Total Assets was principally due to increases of $1.7 billion in total assets attributable to consolidated Blackstone funds and $274.0 million in total assets attributable to consolidated operating partnerships.

•
The increase in total assets attributable to consolidated Blackstone funds was primarily due to increases of $808.9 million in Cash Held by Blackstone Funds and Other and $698.5 million in Investments.

•	The increase in Cash Held by Blackstone Funds and other was primarily due to capital contributions from consolidated fund entities.

•	The increase in Investments is primarily due to purchases made by consolidated fund entities.

•
The increase in total assets attributable to consolidated operating partnerships was primarily due to increases of $414.8 million in Cash and Cash Equivalents and $154.0 million in Deferred Tax Assets, partially offset by a decrease of $239.7 million in Due from Affiliates.

•	The increase in Cash and Cash Equivalents was primarily due to ongoing operating activities.

•	The increase in Deferred Tax Assets was primarily due to the increase in tax basis from the exchange of Blackstone Holdings Partnership Units to shares of Blackstone common stock.

•	The decrease in Due from Affiliates was primarily due to a decrease in amounts due from certain non-controlling interest holders and Blackstone employees.
Total Liabilities were $25.4 billion as of March 31, 2025, an increase of $1.4 billion from December 31, 2024. The increase in Total Liabilities was principally due to increases of $733.1 million in total liabilities attributable to consolidated operating partnerships and $686.3 million in total liabilities attributable to consolidated Blackstone funds.

•
The increase in total liabilities attributable to consolidated operating partnerships was primarily due to an increase of $954.5 million in Loans Payable, partially offset by a decrease of $325.7 million in Accounts Payable, Accrued Expenses and Other Liabilities.

•	The increase in Loans Payable was primarily due to a draw of our revolving credit facility (the “Revolving Credit Facility”) during the quarter ended March 31, 2025.

•	The decrease in Accounts Payable, Accrued Expenses and Other Liabilities was primarily due to a decrease in unsettled purchases of investments.

•	The increase in total liabilities attributable to consolidated Blackstone funds was primarily due to increases of $501.4 million in Due to Affiliates and $179.1 million in Loans Payable.

•	The increase in Due to Affiliates was primarily due to an increase in amounts due to non-consolidated entities.

•	The increase in Loans Payable was primarily due to issuances from a consolidated fund entity, partially offset by the deconsolidation of a CLO.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes and other borrowings, liquid investments we hold on our balance sheet and access to our $4.325 billion committed Revolving Credit Facility. As of March 31, 2025, Blackstone had $2.4 billion in Cash and Cash Equivalents, $106.7 million invested in Corporate Treasury Investments and $6.3 billion in Other Investments (which included $5.8 billion of liquid investments), against $12.3 billion in borrowings, which included our bond issuances and $900.0 million of outstanding borrowings under the Revolving Credit Facility.

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
Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2025 consisted of the following:

	Blackstone and General Partner (a)		Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$20,053	$100,000	$6,684
BREP VIII	300,000	27,793	100,000	9,264
BREP IX	300,000	45,478	100,000	15,159
BREP X	300,000	194,064	100,000	64,688
BREP Europe III	100,000	11,257	35,000	3,752
BREP Europe IV	130,000	19,086	43,333	6,362
BREP Europe V	150,000	16,039	43,333	4,633
BREP Europe VI	130,000	39,950	43,333	13,317
BREP Europe VII	130,000	95,016	43,333	31,672
BREP Asia I	50,392	10,342	16,797	3,447
BREP Asia II	70,707	12,501	23,569	4,167
BREP Asia III	81,078	46,777	27,026	15,592
BREDS III	50,000	11,721	16,667	3,907
BREDS IV	50,000	15,751	49,113	15,471
BREDS V	50,000	42,386	48,070	40,750
BPP	233,947	25,288	—	—
Other (c)	37,828	17,619	—	—

Total Real Estate	2,463,952	651,121	789,574	238,865

continued...

	Blackstone and General Partner (a)		Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Private Equity
BCP V	$629,356	$29,573	$—	$—
BCP VI	719,718	81,400	250,000	28,275
BCP VII	500,000	30,127	225,000	13,557
BCP VIII	500,000	148,633	225,000	66,885
BCP IX	500,000	500,000	225,000	225,000
BEP I	50,000	4,728	—	—
BEP II	80,000	12,018	26,667	4,006
BEP III	80,000	28,112	26,667	9,371
BETP IV	80,000	70,132	26,667	23,377
BCEP I	117,747	27,016	18,992	4,358
BCEP II	160,000	98,311	32,640	20,055
BCP Asia I	40,000	5,869	13,333	1,956
BCP Asia II	100,000	66,233	33,333	22,078
BCP Asia III	88,806	88,806	29,602	29,602
Tactical Opportunities	491,814	195,719	163,938	65,240
Secondaries	1,700,856	885,817	1,186,636	577,161
BIP	446,423	66,542	—	—
BXLS	177,215	101,701	37,352	20,513
BXG	164,325	104,661	54,607	34,876
Other (c)	290,208	27,794	—	—

Total Private Equity	6,916,468	2,573,192	2,575,434	1,146,310

Credit & Insurance
Mezzanine / Opportunistic II	120,000	29,059	110,101	26,662
Mezzanine / Opportunistic III	130,783	34,664	98,118	26,006
Mezzanine / Opportunistic IV	122,000	55,066	116,172	52,436
Mezzanine / Opportunistic V	68,575	68,575	22,858	22,858
Stressed / Distressed II	125,000	51,695	119,878	49,576
Stressed / Distressed III	151,000	93,582	146,432	90,751
Energy I	80,000	36,700	75,445	34,611
Energy II	150,000	103,014	149,036	102,352
Green Energy III	127,000	103,491	119,643	97,496
Energy SMAs	53,937	26,076	2,481	1,100
European Senior Debt I	63,000	2,873	56,882	2,594
European Senior Debt II	92,577	32,461	89,599	31,461
European Senior Debt III	23,870	13,874	7,957	4,625
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	24,385	12,001
Direct Lending SMAs	87,253	53,900	16,560	9,253
Other (c)	98,707	41,118	35,085	4,411

Total Credit & Insurance	1,571,304	778,450	1,241,302	587,402

continued...

	Blackstone and General Partner (a)		Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment
	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance II	$50,000	$1,482	$—	$—
Strategic Alliance III	22,000	24,263	—	—
Strategic Alliance IV	15,000	10,712	—	—
Dislocation	20,000	11,822	—	—
Other (c)	4,775	2,253	—	—

Total Multi-Asset Investing	111,775	50,532	—	—

Other
Treasury (d)	1,253,628	908,450	—	—

	$12,317,127	$4,961,745	$4,606,310	$1,972,577

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

Borrowings
As of March 31, 2025, Blackstone Holdings Finance Co. L.L.C. and Blackstone Reg Finance Co. L.L.C. (each an “Issuer” and together the “Issuers”), both indirect subsidiaries of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

$11,413,200

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

(b)
The Registered 2034 Notes’ Guarantors and Issuer, Blackstone Reg Finance Co. L.L.C. (collectively, the “Obligor Group”) do not have material assets, liabilities and results of operations, with the exception of certain amounts already disclosed in our consolidated financial statements (specifically, goodwill, the majority of our deferred tax assets, the Tax Receivable Agreement liability and the Registered 2034 Notes). Therefore, we have excluded the summarized financial information for the Obligor Group due to management’s belief that such summarized financial information would be repetitive and would not provide material information to investors. For additional information see Note 11. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 1. Financial Statements” of this filing.

Blackstone, through Blackstone Holdings Finance Co. L.L.C., has a $4.325 billion unsecured Revolving Credit Facility with Citibank, N.A., as administrative agent with a maturity date of December 15, 2028. As of March 31, 2025, Blackstone had $900.0 million of outstanding borrowings under the Revolving Credit Facility. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.
For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and the Revolving Credit Facility see “—Contractual Obligations.”

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of March 31, 2025 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	April 1, 2025 to December 31, 2025	2026-2027	2028-2029	Thereafter	Total
	(Dollars in Thousands)
Operating Lease Obligations (a)	$137,955	$371,111	$397,947	$922,972	$1,829,985
Purchase Obligations	123,117	148,729	14,440	976	287,262
Blackstone Operating Borrowings (b)	324,480	1,548,960	2,198,960	8,240,800	12,313,200
Interest on Blackstone Operating Borrowings (c)	465,305	922,758	764,751	3,381,240	5,534,054
Borrowings of Consolidated Blackstone Funds	—	—	270,400	—	270,400
Interest on Borrowings of Consolidated Blackstone Funds	11,282	29,950	16,862	—	58,094
Blackstone Funds Capital Commitments to Investee Funds (d)	112,016	—	—	—	112,016
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	—	221,126	304,414	1,444,475	1,970,015
Unrecognized Tax Benefits, Including Interest and Penalties (f)	—	—	—	—	—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	4,961,745	—	—	—	4,961,745

Consolidated Contractual Obligations	6,135,900	3,242,634	3,967,774	13,990,463	27,336,771
Borrowings of Consolidated Blackstone Funds	—	—	(270,400)	—	(270,400)
Interest on Borrowings of Consolidated Blackstone Funds	(11,282)	(29,950)	(16,862)	—	(58,094)
Blackstone Funds Capital Commitments to Investee Funds (d)	(112,016)	—	—	—	(112,016)

Blackstone Operating Entities Contractual Obligations	$6,012,602	$3,212,684	$3,680,512	$13,990,463	$26,896,261

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

(b)
Represents the principal amounts due on our senior notes and secured borrowings. For our senior notes, we assume no pre-payments and the borrowings are held until their final maturity. For our secured borrowings we project pre-payments based on the performance of the underlying assets and principal may be paid down in full prior to their stated maturity. As of March 31, 2025, we had $900.0 million of outstanding borrowings under our Revolving Credit Facility, which are presented as due in 2028, the contractual maturity date of the Revolving Credit Facility.

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

(e)
Represents obligations by Blackstone’s corporate subsidiary to make payments under the tax receivable agreements to certain non-controlling interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering (“IPO”) in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings expected to be realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the condensed consolidated financial statements and shown in Note 15. “Related Party Transactions” (see “—Item 1. Financial Statements”) differs to reflect the net present value of the payments due to certain non-controlling interest holders.

(f)
Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $265.4 million and interest of $94.6 million as of March 31, 2025; therefore, such amounts are not included in the above contractual obligations table.

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

Guarantees
Blackstone and certain of its consolidated funds provide financial guarantees. The amounts and nature of these guarantees are described in Note 16. “Commitments and Contingencies — Contingencies — Guarantees” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our condensed consolidated financial statements as of March 31, 2025.
Clawback Obligations
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceed the amount due to Blackstone based on cumulative results of that fund. The amounts and nature of Blackstone’s clawback obligations are described in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

Share Repurchase Program
During the three months ended March 31, 2025, Blackstone repurchased 0.2 million shares of common stock at a total cost of $31.0 million. As of March 31, 2025, the amount remaining available for repurchases under the program was $1.8 billion.
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

The following graph shows fiscal quarterly and annual per common stockholder dividends for 2025 and 2024. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2025, we paid to stockholders of our common stock a dividend of $0.93 per share. With respect to fiscal year 2024, we paid stockholders aggregate dividends of $3.95 per share.
Leverage
We may, under certain circumstances, use leverage opportunistically and over time to create the most efficient capital structure for Blackstone and our stockholders. In addition to the borrowings from our notes issuances and our Revolving Credit Facility, we may use asset based financing arrangements, including but not limited to margin loans, reverse repurchase agreements, repurchase agreements and securities sold, not yet purchased. Reverse repurchase agreements are entered into primarily to take advantage of opportunistic yields otherwise absent in the overnight markets and also to use the collateral received to cover securities sold, not yet purchased. Repurchase agreements are entered into primarily to opportunistically yield higher spreads on purchased securities. The balances held in these financial instruments fluctuate based on Blackstone’s liquidity needs, market conditions and investment risk profiles.

The following table presents information regarding financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Condensed Consolidated Statements of Financial Condition:

	Repurchase Agreements	Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, March 31, 2025	$42.6	$1.9
Balance, December 31, 2024	$6.8	$1.9
Three Months Ended March 31, 2025
Average Daily Balance	$9.8	$1.9
Maximum Daily Balance	$42.6	$1.9
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective. Actual results may be affected negatively based on changing circumstances. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. For a description of our accounting policies, see Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.
Principles of Consolidation
For a description of our accounting policy on consolidation, see Note 2. “Summary of Significant Accounting Policies — Consolidation” and Note 8. “Variable Interest Entities” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” for detailed information on Blackstone’s involvement with VIEs. The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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

•
Determining whether kick-out rights are substantive – We make judgments as to whether the third-party investors in a partnership entity have the ability to remove the general partner, the investment manager or its equivalent, or to dissolve (liquidate) the partnership entity, through a simple majority vote. This includes an evaluation of whether barriers to exercise these rights exist.

•
Concluding whether Blackstone has an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE – As there is no explicit threshold in GAAP to define “potentially significant,” management must apply judgment and evaluate both quantitative and qualitative factors to conclude whether this threshold is met.

Revenue Recognition
For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements.” For an additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
Fair Value
Blackstone uses fair value throughout the reporting process. For a description of our accounting policies related to valuation, see Note 2. “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Investments, at Fair Value” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.

The fair value of the investments held by Blackstone Funds is the primary input to the calculation of certain of our management fees, Incentive Fees, Performance Allocations and the related Compensation we recognize. Generally, Blackstone Funds are accounted for in accordance with the GAAP guidance on investment companies, and under the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, and reflect their investments, including majority-owned and controlled investments, at fair value. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists management’s determination of fair value is based on the best information available in the circumstances, which may incorporate management’s own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.
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
Income Tax
For a description of our accounting policy on taxes and additional information on taxes see Note 2. “Summary of Significant Accounting Policies” and Note 12. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.
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
Recent Accounting Developments
Information regarding recent accounting developments and their impact on Blackstone, if any, can be found in Note 2. “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of March 31, 2025 as compared to December 31, 2024. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

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
We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our condensed consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 16. Commitments and Contingencies — Contingencies — Litigation.”

Item 1A.	Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our subsequently filed periodic reports as such factors may be updated from time to time, all of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.
See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2024.
The risks described in our Annual Report on Form 10-K and in our subsequently filed periodic reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Jan. 1 - Jan. 31, 2025	—	$—	—	$1,812,265
Feb. 1 - Feb. 28, 2025	97,138	$164.01	97,138	$1,796,333
Mar. 1 - Mar. 31, 2025	102,862	$146.68	102,862	$1,781,245

	200,000		200,000

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
Not applicable.

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
Date: May 2, 2025

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)