Form 10-Q
period 2025-06-30
Blackstone Inc.
filed 2025-08-08
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
 No
☒
As of August 1, 2025, there were 737,091,668 shares of common stock of the registrant outstanding.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “scheduled,” “estimates,” “anticipates,” “opportunity,” “leads,” “forecast,” “possible” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as such factors may be updated from time to time in our subsequent filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Part I. Financial Information
Item 1. Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	$		$
	June 30, 2025		December 31, 2024
Assets
Cash and Cash Equivalents		$2,235,499		$1,972,140
Cash Held by Blackstone Funds and Other		313,950		204,052
Investments		31,135,504		29,800,566
Accounts Receivable		357,858		237,930
Due from Affiliates		5,516,820		5,409,315
Intangible Assets, Net		147,294		165,243
Goodwill		1,890,202		1,890,202
Other Assets		877,000		947,859
Right-of-Use Assets		793,690		838,620
Deferred Tax Assets		2,105,277		2,003,948

Total Assets		$45,373,094		$43,469,875

Liabilities and Equity
Loans Payable		$12,008,870		$11,320,956
Due to Affiliates		2,802,514		2,808,148
Accrued Compensation and Benefits		6,065,974		6,087,700
Operating Lease Liabilities		918,887		965,742
Accounts Payable, Accrued Expenses and Other Liabilities		2,497,969		2,792,314

Total Liabilities		24,294,214		23,974,860

Commitments and Contingencies
Redeemable Non-Controlling Interests in Consolidated Entities		1,487,129		801,399

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (739,055,944 shares issued and outstanding as of June 30, 2025; 731,925,965 shares issued and outstanding as of December 31, 2024)		7		7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of June 30, 2025 and December 31, 2024)		—		—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of June 30, 2025 and December 31, 2024)		—		—
Additional Paid-in-Capital		7,988,663		7,444,561
Retained Earnings		362,614		808,079
Accumulated Other Comprehensive Income (Loss)		1,055		(40,326)

Total Stockholders’ Equity of Blackstone Inc.		8,352,339		8,212,321
Non-Controlling Interests in Consolidated Entities		6,847,785		6,154,943
Non-Controlling Interests in Blackstone Holdings		4,391,627		4,326,352

Total Equity		19,591,751		18,693,616

Total Liabilities and Equity		$45,373,094		$43,469,875

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

	$		$
	June 30, 2025		December 31, 2024
Assets
Cash Held by Blackstone Funds and Other		$313,950		$204,052
Investments		5,101,278		3,890,732
Accounts Receivable		850		45,993
Due from Affiliates		362,417		19,956
Other Assets		4,279		9,807

Total Assets		$5,782,774		$4,170,540

Liabilities
Loans Payable		$128,335		$87,488
Due to Affiliates		150,468		229,478
Accounts Payable, Accrued Expenses and Other Liabilities		81,673		68,763

Total Liabilities		$360,476		$385,729

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenues
Management and Advisory Fees, Net		$2,035,495		$1,787,313		$3,939,812		$3,514,461

Incentive Fees		195,414		188,299		387,239		367,640

Investment Income (Loss)
Performance Allocations
Realized		829,820		531,641		1,391,870		1,184,158
Unrealized		313,283		122,229		576,484		568,172
Principal Investments
Realized		97,171		74,045		282,713		152,642
Unrealized		365,391		(31,776)		524,104		429,847

Total Investment Income		1,605,665		696,139		2,775,171		2,334,819

Interest and Dividend Revenue		100,389		104,999		197,809		202,838
Other		(225,063)		19,631		(298,673)		64,451

Total Revenues		3,711,900		2,796,381		7,001,358		6,484,209

Expenses
Compensation and Benefits
Compensation		870,358		766,647		1,899,720		1,561,450
Incentive Fee Compensation		67,363		77,139		124,392		150,846
Performance Allocations Compensation
Realized		331,191		260,736		573,081		519,630
Unrealized		152,618		101,680		256,177		282,580

Total Compensation and Benefits		1,421,530		1,206,202		2,853,370		2,514,506
General, Administrative and Other		360,817		311,928		693,190		681,878
Interest Expense		135,822		108,616		253,937		216,819
Fund Expenses		14,434		5,960		26,538		9,910

Total Expenses		1,932,603		1,632,706		3,827,035		3,423,113

Other Income
Net Gains from Fund Investment Activities		136,330		44,934		193,905		27,167

Total Other Income		136,330		44,934		193,905		27,167

Income Before Provision for Taxes		1,915,627		1,208,609		3,368,228		3,088,263
Provision for Taxes		289,494		260,246		533,321		543,917

Net Income		1,626,133		948,363		2,834,907		2,544,346
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		18,209		258		26,109		(39,411)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		240,836		100,583		341,383		203,410
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		602,844		403,108		1,088,319		1,088,547

Net Income Attributable to Blackstone Inc.		$764,244		$444,414		$1,379,096		$1,291,800

Net Income Per Share of Common Stock
Basic		$0.98		$0.58		$1.77		$1.69

Diluted		$0.98		$0.58		$1.77		$1.69

Weighted-Average Shares of Common Stock Outstanding
Basic		782,386,121		769,187,351		777,120,501		764,492,944

Diluted		782,401,237		769,234,677		777,447,168		764,746,162

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Net Income		$1,626,133		$948,363		$2,834,907		$2,544,346
Other Comprehensive Income (Loss) – Currency Translation Adjustment		165,056		(8,403)		241,527		(44,968)

Comprehensive Income		1,791,189		939,960		3,076,434		2,499,378

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		128,584		(2,757)		191,638		(59,242)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities		240,836		100,583		341,383		203,410
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings		627,443		401,055		1,122,936		1,078,894

Comprehensive Income Attributable to Non-Controlling Interests		996,863		498,881		1,655,957		1,223,062

Comprehensive Income Attributable to Blackstone Inc.		$794,326		$441,079		$1,420,477		$1,276,316

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	$	$		$		$		$		$		$		$		$		$
	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at March 31, 2025	737,929,437		$7		$7,686,980		$320,160		$(29,027)		$7,978,120		$6,400,585		$4,103,824		$18,482,529		$1,382,374
Net Income	—		—		—		764,244		—		764,244		240,836		602,844		1,607,924		18,209
Currency Translation Adjustment	—		—		—		—		30,082		30,082		—		24,599		54,681		110,375
Capital Contributions	—		—		—		—		—		—		382,656		4,113		386,769		32,111
Capital Distributions	—		—		—		(721,790)		—		(721,790)		(174,811)		(497,794)		(1,394,395)		(55,940)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		1,053		—		—		1,053		(1,481)		—		(428)		—
Deferred Tax Effects on Equity Transactions	—		—		22,363		—		—		22,363		—		—		22,363		—
Equity-Based Compensation	—		—		290,120		—		—		290,120		—		177,425		467,545		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	443,741		—		(7,425)		—		—		(7,425)		—		—		(7,425)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(200,000)		—		(27,812)		—		—		(27,812)		—		—		(27,812)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		14,336		—		—		14,336		—		(14,336)		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	882,766		—		9,048		—		—		9,048		—		(9,048)		—		—

Balance at June 30, 2025	739,055,944		$7		$7,988,663		$362,614		$1,055		$8,352,339		$6,847,785		$4,391,627		$19,591,751		$1,487,129

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	$	$		$		$		$		$		$		$		$		$
	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at March 31, 2024	722,263,433		$7		$6,190,142		$796,201		$(31,282)		$6,955,068		$5,381,678		$5,205,683		$17,542,429		$935,005
Transfer In Due to Consolidation of Fund Entities	—		—		—		—		—		—		—		—		—		1,065
Net Income	—		—		—		444,414		—		444,414		100,583		403,108		948,105		258
Currency Translation Adjustment	—		—		—		—		(3,335)		(3,335)		—		(2,053)		(5,388)		(3,015)
Capital Contributions	—		—		—		—		—		—		346,416		2,465		348,881		7,732
Capital Distributions	—		—		—		(633,051)		—		(633,051)		(146,010)		(457,490)		(1,236,551)		(52,177)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		18		—		—		18		(61)		—		(43)		—
Deferred Tax Effects on Equity Transactions	—		—		60,975		—		—		60,975		—		—		60,975		—
Equity-Based Compensation	—		—		229,862		—		—		229,862		—		145,651		375,513		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	430,121		—		(4,206)		—		—		(4,206)		—		—		(4,206)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(2,000,000)		—		(244,288)		—		—		(244,288)		—		—		(244,288)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		7,097		—		—		7,097		—		(7,097)		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,847,158		—		21,019		—		—		21,019		—		(21,019)		—		—

Balance at June 30, 2024	722,540,712		$7		$6,260,619		$607,564		$(34,617)		$6,833,573		$5,682,606		$5,269,248		$17,785,427		$888,868

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	$	$		$		$		$		$		$		$		$		$
	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2024	731,925,965		$7		$7,444,561		$808,079		$(40,326)		$8,212,321		$6,154,943		$4,326,352		$18,693,616		$801,399
Transfer Out Due to Deconsolidation of Fund Entities	—		—		—		—		—		—		(389,344)		—		(389,344)		(127,295)
Net Income	—		—		—		1,379,096		—		1,379,096		341,383		1,088,319		2,808,798		26,109
Currency Translation Adjustment	—		—		—		—		41,381		41,381		—		34,617		75,998		165,529
Capital Contributions	—		—		—		—		—		—		1,121,422		8,299		1,129,721		722,245
Capital Distributions	—		—		—		(1,824,561)		—		(1,824,561)		(380,877)		(1,257,746)		(3,463,184)		(102,226)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		1,158		—		—		1,158		258		—		1,416		1,368
Deferred Tax Effects on Equity Transactions	—		—		69,287		—		—		69,287		—		—		69,287		—
Equity-Based Compensation	—		—		496,599		—		—		496,599		—		304,207		800,806		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,792,871		—		(76,532)		—		—		(76,532)		—		—		(76,532)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(400,000)		—		(58,831)		—		—		(58,831)		—		—		(58,831)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		62,176		—		—		62,176		—		(62,176)		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	4,737,108		—		50,245		—		—		50,245		—		(50,245)		—		—

Balance at June 30, 2025	739,055,944		$7		$7,988,663		$362,614		$1,055		$8,352,339		$6,847,785		$4,391,627		$19,591,751		$1,487,129

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	$	$		$		$		$		$		$		$		$		$
	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2023	719,358,114		$7		$6,175,190		$660,734		$(19,133)		$6,816,798		$5,177,255		$4,902,088		$16,896,141		$1,179,073
Transfer In Due to Consolidation of Fund Entities	—		—		—		—		—		—		—		—		—		1,065
Net Income (Loss)	—		—		—		1,291,800		—		1,291,800		203,410		1,088,547		2,583,757		(39,411)
Currency Translation Adjustment	—		—		—		—		(15,484)		(15,484)		—		(9,653)		(25,137)		(19,831)
Capital Contributions	—		—		—		—		—		—		514,185		4,942		519,127		12,233
Capital Distributions	—		—		—		(1,344,970)		—		(1,344,970)		(274,410)		(924,583)		(2,543,963)		(175,170)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		(134)		—		—		(134)		62,166		—		62,032		(69,091)
Deferred Tax Effects on Equity Transactions	—		—		68,544		—		—		68,544		—		—		68,544		—
Equity-Based Compensation	—		—		373,119		—		—		373,119		—		236,669		609,788		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	3,049,774		—		(52,169)		—		—		(52,169)		—		—		(52,169)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(2,700,000)		—		(332,693)		—		—		(332,693)		—		—		(332,693)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		(2,794)		—		—		(2,794)		—		2,794		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	2,832,824		—		31,556		—		—		31,556		—		(31,556)		—		—

Balance at June 30, 2024	722,540,712		$7		$6,260,619		$607,564		$(34,617)		$6,833,573		$5,682,606		$5,269,248		$17,785,427		$888,868

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	$		$
	Six Months Ended June 30,
	2025		2024
Operating Activities
Net Income		$2,834,907		$2,544,346
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Realized Gains on Investments		(1,905,804)		(1,481,780)
Changes in Unrealized Gains on Investments		(632,886)		(485,306)
Non-Cash Performance Allocations		(576,484)		(568,172)
Non-Cash Performance Allocations and Incentive Fee Compensation		953,235		948,128
Equity-Based Compensation Expense		783,445		621,681
Amortization of Intangibles		17,949		17,963
Other Non-Cash Amounts Included in Net Income		136,035		(193,577)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities		—		6,845
Cash Relinquished with Deconsolidation of Fund Entities		(65,803)		(113,224)
Accounts Receivable		(117,317)		(87,957)
Due from Affiliates		241,640		(183,990)
Other Assets		118,683		(143,741)
Accrued Compensation and Benefits		(705,817)		(515,761)
Accounts Payable, Accrued Expenses and Other Liabilities		(23,200)		132,969
Due to Affiliates		(150,153)		(113,830)
Investments Purchased		(2,351,387)		(957,895)
Cash Proceeds from Sale of Investments		3,440,678		2,671,708

Net Cash Provided by Operating Activities		1,997,721		2,098,407

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements		(69,424)		(30,136)

Net Cash Used in Investing Activities		(69,424)		(30,136)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities		(481,852)		(454,107)
Contributions from Non-Controlling Interest Holders in Consolidated Entities		1,845,102		519,358
Payments Under Tax Receivable Agreement		(43,954)		(87,508)
Net Settlement of Vested Common Stock and Repurchase of Common Stock		(135,363)		(384,862)
Proceeds from Loans Payable		1,024,556		—
continued…
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	$		$
	Six Months Ended June 30,
	2025		2024
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable		$(706,362)		$(60,791)
Dividends/Distributions to Stockholders and Unitholders		(3,074,008)		(2,264,611)

Net Cash Used in Financing Activities		(1,571,881)		(2,732,521)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other		16,841		(6,984)

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)		373,257		(671,234)
Beginning of Period		2,176,192		3,272,063

End of Period		$2,549,449		$2,600,829

Supplemental Disclosure of Cash Flows Information
Payments for Interest		$248,437		$171,744

Payments for Income Taxes		$296,994		$413,957

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders		$8,299		$4,942

Non-Cash Distributions to Non-Controlling Interest Holders		$(9,551)		$(415)

Transfer of Interests to Non-Controlling Interest Holders		$1,626		$(6,925)

Net Settlement of Vested Common Stock		$580,665		$358,981

Deferred Tax Asset Increase from Equity Transactions		$255,309		$153,044

Due to Affiliates Increase Related to the Impact of Conversions on Tax Receivable Agreements		$199,908		$84,500

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	$		$
	June 30, 2025		December 31, 2024
Cash and Cash Equivalents		$2,235,499		$1,972,140
Cash Held by Blackstone Funds and Other		313,950		204,052

		$2,549,449		$2,176,192

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
for the year ended December 31, 2024 filed with the United States Securities and Exchange Commission.
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
Incentive Fees
 — Contractual fees earned based on the performance of Blackstone vehicles (“Incentive Fees”) are a form of variable consideration in Blackstone’s contracts with customers to provide investment management services. Incentive Fees are earned based on performance of the vehicle during the period, subject to the achievement of minimum return levels or high water marks, in accordance with the respective terms set out in each vehicle’s governing agreements. Incentive Fees will not be recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone vehicles as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

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
Performance Allocations are made to the general partner based either on cumulative fund performance to date, subject to a preferred return to limited partners or based on vehicle performance over a period of time, subject to a high water mark and preferred return to investors. At the end of each reporting period, Blackstone calculates the balance of accrued Performance Allocations (“Accrued Performance Allocations”) that would be due to Blackstone for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner or (b) negative performance that would cause the amount due to Blackstone to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. Blackstone ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. Blackstone is not obligated to pay guaranteed returns or hurdles and therefore cannot have negative Performance Allocations over the life of a fund. Accrued Performance Allocations as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.
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
Principal Investments include the unrealized and realized gains and losses on Blackstone’s principal investments, including its investments in Blackstone Funds that are not consolidated and receive pro-rata
allocations, its equity method investments and other principal investments. Income (Loss) on Principal Investments is realized when Blackstone redeems all or a portion of its investment or when Blackstone receives cash income, such as dividends or distributions. Unrealized Income (Loss) on Principal Investments results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Interest and Dividend Revenue
 — Interest consists primarily of interest income earned on cash, receivables and Blackstone held principal investments not accounted for under the equity method. Dividend Revenue consists primarily of dividend income earned on principal investments not accounted for under the equity method held by Blackstone, including investments accounted for under the fair value option.
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

Level III Valuation Techniques
In the absence of observable market prices, Blackstone values its investments using valuation methodologies applied on a consistent basis. For some investments little market activity may exist; management’s determination of fair value is then based on the best information available in the circumstances, and may incorporate management’s own assumptions and involve a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance
and liquidity risks. Investments for which market prices are not observable include private investments in the equity of operating companies, real estate properties and investments in non-consolidated
CLO vehicles.
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
The market approach is generally used to determine the enterprise value of the issuer of a credit investment and considers valuation multiples of comparable companies or transactions. The resulting enterprise value will dictate whether or not such credit investment has adequate enterprise value coverage. In cases of distressed credit instruments, the market approach may be used to estimate a recovery value in the event of a restructuring.
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
In cases where Blackstone’s equity method investments provide for a disproportionate allocation of the profits and losses (as is the case with funds that include a Performance Allocation), Blackstone’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period, Blackstone calculates the Accrued Performance Allocations that would be due to Blackstone for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date,

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner, or (b) negative performance that would cause the amount due to Blackstone to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. Blackstone ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. Blackstone is not obligated to pay guaranteed returns or hurdles and therefore cannot have negative Performance Allocations over the life of a fund. The carrying amounts of equity method investments are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.
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

3.	Intangible Assets
Intangible Assets, Net consists of the following:

	$		$
	June 30, 2025		December 31, 2024
Finite-Lived Intangible Assets/Contractual Rights		$1,747,487		$1,769,372
Accumulated Amortization		(1,600,193)		(1,604,129)

Intangible Assets, Net		$147,294		$165,243

Amortization expense associated with Blackstone’s intangible assets was $9.0 million and $17.9 million for the three and six months ended June 30, 2025, respectively, and $9.0 million and $18.0 million for the three and six months ended June 30, 2024, respectively.
Amortization of Intangible Assets held at June 30, 2025 is expected to be $35.9 million, $35.7 million, $34.6 million, $17.8 million and $16.6 million for each of the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively. Blackstone’s Intangible Assets as of June 30, 2025 are expected to amortize over a weighted-average period of 4.9 years.

4.	Investments
Investments consist of the following:

	$		$
	June 30, 2025		December 31, 2024
Investments of Consolidated Blackstone Funds		$5,101,278		$3,890,732
Equity Method Investments
Partnership Investments		6,942,526		6,546,728
Accrued Performance Allocations		12,054,879		12,397,366
Corporate Treasury Investments		229,497		1,147,328
Other Investments		6,807,324		5,818,412

		$31,135,504		$29,800,566

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $700.8 million and $439.7 million at June 30, 2025 and December 31, 2024, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Realized Gains (Losses)		$22,908		$17,966		$47,598		$(40,446)
Net Change in Unrealized Gains		86,053		20,393		112,584		55,518

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds		108,961		38,359		160,182		15,072
Interest and Dividend Revenue, Foreign Exchange Gains and Other Gains Attributable to Consolidated Blackstone Funds		27,369		6,575		33,723		12,095

Other Income – Net Gains from Fund Investment Activities		$136,330		$44,934		$193,905		$27,167

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2025 and 2024, no individual equity method investment held by Blackstone met the significance criteria.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $279.4 million and $141.1 million for the three months ended June 30, 2025 and 2024, respectively. Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $420.0 million and $297.1 million for the six months ended June 30, 2025 and 2024, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	$		$		$		$		$
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
Accrued Performance Allocations, December 31, 2024		$1,986,017		$9,461,936		$801,849		$147,564		$12,397,366
Performance Allocations as a Result of Changes in Fund Fair Values		(176,248)		1,900,261		125,232		123,895		1,973,140
Foreign Exchange Loss		(26,763)		—		—		—		(26,763)
Fund Distributions		(111,083)		(1,824,449)		(246,073)		(107,259)		(2,288,864)

Accrued Performance Allocations, June 30, 2025		$1,671,923		$9,537,748		$681,008		$164,200		$12,054,879

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third-party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Realized Gains (Losses)		$171		$(1,028)		$(8,185)		$(2,649)
Net Change in Unrealized Gains		11,497		4,036		14,546		2,776

		$11,668		$3,008		$6,361		$127

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $413.2 million as of June 30, 2025. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 7. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Realized Gains		$8,622		$2,349		$121,270		$4,816
Net Change in Unrealized Gains (Losses)		215,750		(8,432)		388,182		447,368

		$224,372		$(6,083)		$509,452		$452,184

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.	Derivative Financial Instruments
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

	$		$		$		$		$		$		$		$
	June 30, 2025								December 31, 2024
	Assets				Liabilities				Assets				Liabilities
	Notional		Fair Value		Notional		Fair Value		Notional		Fair Value		Notional		Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts		$613,740		$109,563		$611,000		$93,248		$624,740		$166,126		$600,000		$107,425
Foreign Currency Contracts		373,400		9,634		729,923		26,178		239,365		4,030		479,383		14,198
Credit Default Swaps		—		—		640		22		—		—		640		10
Total Return Swaps		26,693		6,488		—		—		58,263		10,153		—		—
Equity Options		—		—		1,404,765		1,078,766		—		—		1,139,400		938,216

		1,013,833		125,685		2,746,328		1,198,214		922,368		180,309		2,219,423		1,059,849

Investments of Consolidated Blackstone Funds
Interest Rate Contracts		886,667		20,171		1,034,005		23,251		785,790		13,243		915,215		15,918

		886,667		20,171		1,034,005		23,251		785,790		13,243		915,215		15,918

		$1,900,500		$145,856		$3,780,333		$1,221,465		$1,708,158		$193,552		$3,134,638		$1,075,767

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table
below
summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts		$—		$—		$—		$(614)
Foreign Currency Contracts		11,776		(2,223)		(116)		3,302
Credit Default Swaps		5		—		5		75
Total Return Swaps		7,698		4,550		8,474		12,870

		19,479		2,327		8,363		15,633

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts		(45,360)		21,072		(37,974)		22,096
Foreign Currency Contracts		(23,103)		2,607		(6,376)		(5,615)
Credit Default Swaps		(11)		2		(17)		(52)
Total Return Swaps		(4,270)		2,181		(542)		(3,338)
Equity Options		(52,469)		(105,511)		(140,549)		(187,527)

		(125,213)		(79,649)		(185,458)		(174,436)

		$(105,734)		$(77,322)		$(177,095)		$(158,803)

As of June 30, 2025 and December 31, 2024, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.

6.	Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	$		$
	June 30, 2025		December 31, 2024
Assets
Loans and Receivables		$268,023		$100,866
Equity and Preferred Securities		4,175,942		4,498,617
Debt Securities		19,754		63,671
Assets of Consolidated CLO Vehicles
Corporate Loans		—		62,426

		$4,463,719		$4,725,580

Liabilities
CLO Notes Payable		$—		$87,488
Corporate Treasury Commitments		292		368

		$292		$87,856

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	$		$		$		$
	Three Months Ended June 30,
	2025				2024
	Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)		Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables		$(273)		$245		$(1,418)		$220
Equity and Preferred Securities		303		(7,412)		2,907		(19,080)
Debt Securities		—		(2,808)		—		(1,392)
Assets of Consolidated CLO Vehicles
Corporate Loans		—		—		242		(1,001)

		$30		$(9,975)		$1,731		$(21,253)

Liabilities
CLO Notes Payable		$—		$—		$—		$1,175
Corporate Treasury Commitments		—		512		—		(599)

		$—		$512		$—		$576

	$		$		$		$
	Six Months Ended June 30,
	2025				2024
	Realized Gains (Losses)		Net Change in Unrealized Gains		Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables		$(929)		$221		$(3,022)		$(188)
Equity and Preferred Securities		(7,761)		17,700		5,188		(1,351)
Debt Securities		642		(3,822)		—		(2,121)
Assets of Consolidated CLO Vehicles
Corporate Loans		(1,712)		1,038		(2,604)		1,455

		$(9,760)		$15,137		$(438)		$(2,205)

Liabilities
CLO Notes Payable		$—		$859		$—		$1,775
Corporate Treasury Commitments		—		76		—		(222)

		$—		$935		$—		$1,553

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The
following
table presents information for those financial instruments for which the fair value option was elected:

	$		$		$		$		$		$
	June 30, 2025						December 31, 2024
			For Financial Assets Past Due (a)						For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal		Fair Value		Excess (Deficiency) of Fair Value Over Principal		Excess (Deficiency) of Fair Value Over Principal		Fair Value		Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables		$314		$—		$—		$2,769		$—		$—
Debt Securities		(58,864)		—		—		(55,890)		—		—
Assets of Consolidated CLO Vehicles
Corporate Loans		—		—		—		(2,478)		1,359		—

		$(58,550)		$—		$—		$(55,599)		$1,359		$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of June 30, 2025 and December 31, 2024, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of June 30, 2025, there were no Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected that were past due but not in non-accrual
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

	$		$		$		$		$
	June 30, 2025
	Level I		Level II		Level III		NAV (a)		Total
Assets
Cash and Cash Equivalents		$58,429		$—		$—		$—		$58,429

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)		23,711		169,333		4,737,466		134,851		5,065,361
Debt Instruments		—		1,615		14,131		—		15,746
Freestanding Derivatives		—		20,171		—		—		20,171

Total Investments of Consolidated Blackstone Funds		23,711		191,119		4,751,597		134,851		5,101,278
Corporate Treasury Investments		43,193		51,869		133,884		551		229,497
Other Investments		2,538,954		3,696,881		144,229		6,748		6,386,812

Total Investments		2,605,858		3,939,869		5,029,710		142,150		11,717,587

Accounts Receivable - Loans and Receivables		—		—		268,023		—		268,023

Other Assets - Freestanding Derivatives		—		119,197		6,488		—		125,685

		$2,664,287		$4,059,066		$5,304,221		$142,150		$12,169,724

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives		$—		$23,251		$—		$—		$23,251
Freestanding Derivatives		—		119,448		1,078,766		—		1,198,214
Contingent Consideration		—		—		504		—		504
Corporate Treasury Commitments		—		—		292		—		292
Securities Sold, Not Yet Purchased		1,963		—		—		—		1,963

Total Accounts Payable, Accrued Expenses and Other Liabilities		1,963		142,699		1,079,562		—		1,224,224

		$1,963		$142,699		$1,079,562		$—		$1,224,224

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$
	December 31, 2024
	Level I		Level II		Level III		NAV		Total
Assets
Cash and Cash Equivalents		$60,799		$—		$—		$—		$60,799

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)		12,076		155,316		3,158,254		473,496		3,799,142
Debt Instruments		—		63,159		15,188		—		78,347
Freestanding Derivatives		—		13,243		—		—		13,243

Total Investments of Consolidated Blackstone Funds		12,076		231,718		3,173,442		473,496		3,890,732
Corporate Treasury Investments		67,729		565,968		450,345		63,286		1,147,328
Other Investments		2,089,838		3,182,353		179,522		6,289		5,458,002

Total Investments		2,169,643		3,980,039		3,803,309		543,071		10,496,062

Accounts Receivable - Loans and Receivables		—		—		100,866		—		100,866

Other Assets - Freestanding Derivatives		—		170,156		10,153		—		180,309

		$2,230,442		$4,150,195		$3,914,328		$543,071		$10,838,036

Liabilities
Loans Payable - CLO Notes Payable		$—		$87,488		$—		$—		$87,488

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives		—		15,918		—		—		15,918
Freestanding Derivatives		—		121,633		938,216		—		1,059,849
Contingent Consideration		—		—		504		—		504
Corporate Treasury Commitments		—		—		368		—		368
Securities Sold, Not Yet Purchased		1,916		—		—		—		1,916

Total Accounts Payable, Accrued Expenses and Other Liabilities		1,916		137,551		939,088		—		1,078,555

		$1,916		$225,039		$939,088		$—		$1,166,043

LLC Limited Liability Company.
(a)	A summary of the investments where the fair value is not readily determinable and NAV is used as a practical expedient as of June 30, 2025 is presented by strategy type below:

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$
Strategy (1)	Fair Value		Redemption Frequency (if currently eligible)		Redemption Notice Period
Equity		$107,623		(2)		(2)
Real Estate		27,779		(3)		(3)
Other		6,748		(4)		(4)

		$142,150

(1)	As of June 30, 2025, Blackstone had no unfunded commitments.
(2)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 48% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 51% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing less than 1% of fair value of the investments in this category are in liquidation.

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
Equity Securities
Subject
to Sale Restrictions
Within Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of $739.2 million as of June 30, 2025. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include certain phased restrictions on (a) sale or transfer, (b) underwriter lock-ups
and (c) sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is 1.7 years. Level III equity securities included in Investments of Consolidated Blackstone Funds are illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements. Investments within Other Investments subject to restrictions on sale or transfer as a result of pledge arrangements are discussed in Note 16. “Commitments and Contingencies — Contingencies — Strategic Ventures.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Level III Quantitative Inputs and Assumptions
The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2025. Consistent with presentation in these notes to condensed consolidated financial statements, this table presents the Level III investments only of consolidated Blackstone funds and therefore does not reflect any other Blackstone funds.

	$		$		$		$		$		$
	Fair Value		Valuation Techniques		Unobservable Inputs		Ranges		Weighted- Average (a)		Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests		$4,737,466		Discounted Cash Flows		Discount Rate		4.0% - 40.2%		10.3%		Lower
						Exit Multiple - EBITDA		5.0x - 30.6x		16.4x		Higher
						Exit Capitalization Rate		3.0% - 14.0%		5.1%		Lower
Debt Instruments		14,131		Discounted Cash Flows		Discount Rate		6.4% - 20.0%		13.6%		Lower
				Other		n/a

Total Investments of Consolidated Blackstone Funds		4,751,597
Corporate Treasury Investments		133,884		Third-Party Pricing		n/a
Loans and Receivables		268,023		Discounted Cash Flows		Discount Rate		7.9% - 10.7%		8.7%		Lower
Other Investments (b)		150,717		Discounted Cash Flows		Discount Rate		7.3% - 7.9%		7.5%		Lower
				Transaction Pricing		n/a

		$5,304,221

Financial Liabilities
Freestanding Derivatives (c)		$1,078,766		Option Pricing Model		Volatility		5.9% - 6.1%		5.9%		Higher
Other Liabilities (d)		796		Third-Party Pricing		n/a
				Other		n/a

		$1,079,562

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2024:

	$		$		$		$		$		$
	Fair Value		Valuation Techniques		Unobservable Inputs		Ranges		Weighted- Average (a)		Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests		$3,158,254		Discounted Cash Flows		Discount Rate		4.2% - 39.1%		10.4%		Lower
						Exit Multiple - EBITDA		4.0x - 30.6x		15.4x		Higher
						Exit Capitalization Rate		3.1% - 15.0%		5.2%		Lower
Debt Instruments		15,188		Third-Party Pricing		n/a

Total Investments of Consolidated Blackstone Funds		3,173,442
Corporate Treasury Investments		450,345		Third-Party Pricing		n/a
				Transaction Price		n/a
Loans and Receivables		100,866		Discounted Cash Flows		Discount Rate		8.4% - 11.2%		9.3%		Lower
Other Investments (b)		189,675		Discounted Cash Flows		Discount Rate		7.1% - 7.7%		7.4%		Lower
				Third-Party Pricing		n/a

		$3,914,328

Financial Liabilities
Freestanding Derivatives (c)		$938,216		Option Pricing Model		Volatility		6.0%		n/a		Higher
Other Liabilities (d)		872		Third-Party Pricing		n/a
				Other		n/a

		$939,088

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third- Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of June 30, 2025 and December 31, 2024, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entities or an appropriate proxy is used to project the expected returns relevant for the fair value of the derivatives.
(d)	As of June 30, 2025 and December 31, 2024, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the six months ended June 30, 2025, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
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

	$		$		$		$		$		$		$		$
	Level III Financial Assets at Fair Value Three Months Ended June 30,
	2025								2024
	Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total		Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total
Balance, Beginning of Period		$4,252,373		$115,055		$145,231		$4,512,659		$2,703,592		$95,532		$77,142		$2,876,266
Transfer Into Level III (b)		84		—		—		84		2,726		—		109,347		112,073
Transfer Out of Level III (b)		(281)		—		—		(281)		(19,577)		—		(58)		(19,635)
Purchases		415,915		396,922		184,242		997,079		205,898		169,649		—		375,547
Sales		(135,862)		(245,034)		(62,956)		(443,852)		(27,503)		(118,391)		(5,038)		(150,932)
Issuances		—		765		—		765		—		7,519		—		7,519
Settlements (c)		—		(3,685)		(11,430)		(15,115)		—		(21,280)		306		(20,974)
Changes in Gains Included in Earnings		219,368		4,000		14,432		237,800		16,417		2,548		1,978		20,943

Balance, End of Period		$4,751,597		$268,023		$269,519		$5,289,139		$2,881,553		$135,577		$183,677		$3,200,807

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date		$92,144		$(629)		$7,763		$99,278		$19,505		$(546)		$1,875		$20,834

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$		$		$		$
	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2025								2024
	Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total		Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total
Balance, Beginning of Period		$3,173,442		$100,866		$624,412		$3,898,720		$2,683,631		$60,738		$373,024		$3,117,393
Transfer Out Due to Deconsolidation		(155,572)		—		—		(155,572)		(14,237)		—		—		(14,237)
Transfer Into Level III (b)		1,446		—		—		1,446		6,160		—		109,347		115,507
Transfer Out of Level III (b)		(2,039)		—		—		(2,039)		(22,123)		—		(58)		(22,181)
Purchases		1,622,810		479,236		198,275		2,300,321		339,014		319,288		5,675		663,977
Sales		(244,417)		(312,379)		(566,432)		(1,123,228)		(61,818)		(229,557)		(295,030)		(586,405)
Issuances		—		3,823		—		3,823		—		17,080		—		17,080
Settlements (c)		—		(11,398)		(11,597)		(22,995)		—		(35,392)		(9,855)		(45,247)
Changes in Gains (Losses) Included in Earnings		355,927		7,875		24,861		388,663		(49,074)		3,420		574		(45,080)

Balance, End of Period		$4,751,597		$268,023		$269,519		$5,289,139		$2,881,553		$135,577		$183,677		$3,200,807

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date		$161,815		$(415)		$13,220		$174,620		$(19,789)		$(1,340)		$3,088		$(18,041)

	$		$		$		$		$		$
	Level III Financial Liabilities at Fair Value Three Months Ended June 30,
	2025						2024
	Freestanding Derivatives		Other Liabilities		Total		Freestanding Derivatives		Other Liabilities		Total
Balance, Beginning of Period		$1,026,297		$1,308		$1,027,605		$646,002		$1,391		$647,393
Changes in Losses (Gains) Included in Earnings		52,469		(512)		51,957		105,511		599		106,110

Balance, End of Period		$1,078,766		$796		$1,079,562		$751,513		$1,990		$753,503

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date		$52,469		$(512)		$51,957		$105,511		$599		$106,110

	$		$		$		$		$		$
	Level III Financial Liabilities at Fair Value Six Months Ended June 30,
	2025						2024
	Freestanding Derivatives		Other Liabilities		Total		Freestanding Derivatives		Other Liabilities		Total
Balance, Beginning of Period		$938,216		$872		$939,088		$563,986		$1,651		$565,637
Changes in Losses (Gains) Included in Earnings		140,550		(76)		140,474		187,527		339		187,866

Balance, End of Period		$1,078,766		$796		$1,079,562		$751,513		$1,990		$753,503

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date		$140,550		$(76)		$140,474		$187,527		$339		$187,866

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.	Variable Interest Entities
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
non-consolidated
VIEs and any clawback obligation relating to previously distributed Performance Allocations. Blackstone’s maximum exposure to loss relating to non-consolidated
VIEs were as follows:

	$		$
	June 30, 2025		December 31, 2024
Investments		$5,528,427		$4,537,481
Due from Affiliates		314,035		242,109
Potential Clawback Obligation		40,946		41,908

Maximum Exposure to Loss		$5,883,408		$4,821,498

Amounts Due to Non-Consolidated VIEs		$616		$855

9.	Repurchase Agreements
As of June 30, 2025 and December 31, 2024, Blackstone had pledged securities with a carrying value of $121.9 million and $6.8 million, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged as of June 30, 2025 and December 31, 2024.

	$		$		$		$		$
	June 30, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days		30 - 90 Days		Greater than 90 days		Total
Repurchase Agreements
Loans		$—		$—		$101,135		$20,795		$121,930

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”										$121,930

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”										$—

	$		$		$		$		$
	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days		30 - 90 Days		Greater than 90 days		Total
Repurchase Agreements
Loans		$—		$6,758		$—		$—		$6,758

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”										$6,758

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”										$—

10.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of June 30, 2025 and December 31, 2024:

	$		$		$		$
June 30, 2025
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Received		Net Amount
Assets
Freestanding Derivatives		$145,856		$114,227		$12,806		$18,823

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	June 30, 2025
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Pledged		Net Amount
Liabilities
Freestanding Derivatives		$142,699		$117,230		$76		$25,393
Repurchase Agreements		121,930		121,930		—		—

		$264,629		$239,160		$76		$25,393

	$		$		$		$
December 31, 2024
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Received		Net Amount
Assets
Freestanding Derivatives		$193,552		$122,391		$54,388		$16,773

	$		$		$		$
	December 31, 2024
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Pledged		Net Amount
Liabilities
Freestanding Derivatives		$137,551		$125,056		$10		$12,485
Repurchase Agreements		6,758		6,758		—		—

		$144,309		$131,814		$10		$12,485

(a)
Amounts presented are inclusive of both legally enforceable m
a
ster netting agreements, and financial instruments received or pledged as collateral. Financial instruments received or pledged as collateral offset derivative counterparty risk exposure, but do not reduce net balance sheet exposure.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Freestanding Derivative liabilities and repurchase agreements are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	$		$
	June 30, 2025		December 31, 2024
Furniture, Equipment and Leasehold Improvements		$931,452		$989,518
Less: Accumulated Depreciation		(406,608)		(483,200)

Furniture, Equipment and Leasehold Improvements, Net		524,844		506,318
Prepaid Expenses		168,967		192,777
Freestanding Derivatives		125,685		180,309
Other		57,504		68,455

		$877,000		$947,859

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2025, the aggregate cash balance on deposit relating to the cash pooling arrangements was $1.3 billion, which was offset and reported net of the accompanying overdraft of $1.3 billion.

11.	Borrowings
The following table presents each of Blackstone’s borrowings as of June 30, 2025 and December 31, 2024, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone Holdings Finance Co. L.L.C. or Blackstone Reg Finance Co. L.L.C., as applicable, both indirect subsidiaries of Blackstone. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis. The Secured Borrowings were issued at par, accrue interest from the issue date thereof and pay interest in arrears on a quarterly basis. CLO Notes Payable pay interest in arrears on a quarterly basis.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	June 30, 2025				December 31, 2024
Description	Carrying Value		Fair Value		Carrying Value		Fair Value
Blackstone Operating Borrowings
Revolving Credit Facility (a)		$750,000		$750,000		$—		$—
Senior Notes (b)
2.000%, Due 5/19/2025		—		—		315,860		309,502
1.000%, Due 10/5/2026		712,885		693,839		624,078		601,801
3.150%, Due 10/2/2027		299,063		291,651		298,864		287,007
5.900%, Due 11/3/2027		597,077		620,532		596,505		617,550
1.625%, Due 8/5/2028		646,864		598,852		646,374		579,189
1.500%, Due 4/10/2029		715,120		671,901		626,043		584,295
2.500%, Due 1/10/2030		495,075		459,325		494,568		444,970
1.600%, Due 3/30/2031		497,146		427,450		496,911		403,415
2.000%, Due 1/30/2032		791,131		672,600		790,508		644,816
2.550%, Due 3/30/2032		496,389		431,360		496,146		417,830
6.200%, Due 4/22/2033		892,908		965,259		892,561		946,818
3.500%, Due 6/1/2034		560,543		591,360		489,624		522,877
5.000%, Due 12/6/2034		741,184		746,543		741,218		726,023
6.250%, Due 8/15/2042		239,913		260,360		239,756		254,095
5.000%, Due 6/15/2044		490,409		455,920		490,261		457,335
4.450%, Due 7/15/2045		344,917		293,661		344,840		290,836
4.000%, Due 10/2/2047		291,487		232,113		291,372		230,337
3.500%, Due 9/10/2049		392,712		278,008		392,618		277,496
2.800%, Due 9/30/2050		394,328		242,944		394,252		238,256
2.850%, Due 8/5/2051		543,560		334,549		543,478		329,791
3.200%, Due 1/30/2052		987,824		655,900		987,682		652,770

		11,880,535		10,674,127		11,193,519		9,817,009
Other (c)
Secured Borrowing, Due 10/27/2033		—		—		19,949		19,949
Secured Borrowing, Due 1/29/2035		—		—		20,000		20,000

		11,880,535		10,674,127		11,233,468		9,856,958

Borrowings of Consolidated
Blackstone Funds
Blackstone Fund Facilities (d)		128,335		132,242		—		—
CLO Notes Payable (e)		—		—		87,488		87,488

		128,335		132,242		87,488		87,488

		$12,008,870		$10,806,369		$11,320,956		$9,944,446

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
The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning
assets under management, each tested quarterly. As of June 30, 2025 and December 31, 2024, Blackstone had outstanding but undrawn letters of credit against the Revolving Credit Facility of $39.3 million and $38.9 million, respectively. The amount Blackstone can draw from the Credit Facility is reduced by the undrawn letters of credit.

(b)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(c)	The Secured Borrowings Due 10/27/2033 and 1/29/2035 were repaid during the six months ended June 30, 2025.
(d)
Blackstone Fund Facilities represent borrowing facilities for the various consolidated Blackstone Funds that are used to meet liquidity and investing needs. Such borrowings have varying maturities and may be rolled over until a disposition or refinancing event. Borrowings bear interest at spreads to market rates or at stated fixed rates that can vary over the borrowing term. Interest may be subject to the performance of the assets within the fund and therefore, the stated interest rate and effective interest rate may differ.

(e)
CLO Notes Payable have maturity dates ranging from June 2025 to January 2037. For periods prior to June 30, 2025, a portion of the outstanding borrowings consisted of subordinated notes, which did not have contractual interest rates but instead received distributions from the excess cash flows generated by the CLO vehicles. As of June 30, 2025, the CLO Notes Payable were fully deconsolidated, and there are no outstanding borrowings for the current period.

Scheduled principal payments for borrowings as of June 30, 2025 were as follows:

	$		$		$
	Blackstone Operating Borrowings		Borrowings of Consolidated Blackstone Funds		Total Borrowings
2025		$—		$—		$—
2026		707,220		—		707,220
2027		900,000		—		900,000
2028		1,400,000		—		1,400,000
2029		707,220		132,242		839,462
Thereafter		8,289,350		—		8,289,350

		$12,003,790		$132,242		$12,136,032

12.	Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of June 30, 2025, Blackstone had a valuation allowance of $23.5 million recorded against deferred tax assets.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of June 30, 2025, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

	$
Jurisdiction	Year
Federal		2021
New York City		2009
New York State		2016
United Kingdom		2011

13.	Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and six months ended June 30, 2025 and 2024 was calculated as follows:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted		$764,244		$444,414		$1,379,096		$1,291,800

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic		782,386,121		769,187,351		777,120,501		764,492,944
Weighted-Average Shares of Unvested Deferred Restricted Common Stock		15,116		47,326		326,667		253,218

Weighted-Average Shares of Common Stock Outstanding, Diluted		782,401,237		769,234,677		777,447,168		764,746,162

Net Income Per Share of Common Stock
Basic		$0.98		$0.58		$1.77		$1.69

Diluted		$0.98		$0.58		$1.77		$1.69

Dividends Declared Per Share of Common Stock (a)		$0.93		$0.83		$2.37		$1.77

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2025 and 2024:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Weighted-Average Blackstone Holdings Partnership Units		447,849,475		456,231,581		449,037,044		457,074,596
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
During the three and six months ended June 30, 2025, Blackstone repurchased 0.2 million and 0.4 million shares of common stock at a total cost of $27.8 million and $58.8 million, respectively. During the three and six months ended June 30, 2024, Blackstone repurchased 2.0 million and 2.7 million shares of common stock at a total cost of $244.3 million and $332.7 million, respectively. As of June 30, 2025, the amount remaining available for repurchases under the program was $1.8 billion.
Shares Eligible for Dividends and Distributions
As of June 30, 2025, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

	$
	Shares/Units
Common Stock Outstanding		739,055,944
Unvested Participating Common Stock		43,511,446

Total Participating Common Stock		782,567,390
Participating Blackstone Holdings Partnership Units		447,574,842

		1,230,142,232

14.	Equity-Based Compensation
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
For the three and six months ended June 30, 2025, Blackstone recorded compensation expense of $312.4 million and $783.4 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $67.5 million and $131.6 million, respectively. For the three and six months ended June 30, 2024, Blackstone recorded compensation expense of $301.0 million and $621.7 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $62.7 million and $127.9 million, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of June 30, 2025, there was $2.7 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.3 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,230,132,288 as of June 30, 2025. Total outstanding phantom shares were 98,118 as of June 30, 2025.
A summary of the status of Blackstone’s unvested equity-based awards as of June 30, 2025 and of changes during the period January 1, 2025 through June 30, 2025 is presented below:

	$		$		$		$		$		$
	Blackstone Holdings				Blackstone Inc.
					Equity Settled Awards				Cash Settled Awards
Unvested Shares/Units	Partnership Units		Weighted- Average Grant Date Fair Value		Deferred Restricted Shares of Common Stock		Weighted- Average Grant Date Fair Value		Phantom Shares		Weighted- Average Grant Date Fair Value
Balance, December 31, 2024		850,409		$33.83		33,928,570		$103.44		70,517		$187.66
Granted		—		—		10,582,681		146.83		22,498		139.99
Vested		(623,521)		34.49		(5,403,240)		107.47		(4,193)		150.73
Forfeited		—		—		(749,795)		112.50		(3,136)		150.73

Balance, June 30, 2025		226,888		$32.02		38,358,216		$114.58		85,686		$138.71

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of June 30, 2025, are expected to vest:

	$		$
	Shares/ Units		Weighted- Average Service Period in Years
Blackstone Holdings Partnership Units		218,223		0.5
Deferred Restricted Shares of Common Stock		34,614,847		2.8

Total Equity-Based Awards		34,833,070		2.8

Phantom Shares		72,293		3.0

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

15.	Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	$		$
	June 30, 2025		December 31, 2024
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies		$4,326,070		$4,049,707
Due from Certain Non-Controlling Interest Holders and Blackstone Employees		1,027,807		1,191,527
Accrual for Potential Clawback of Previously Distributed Performance Allocations		162,943		168,081

		$5,516,820		$5,409,315

	$		$
	June 30, 2025		December 31, 2024
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements		$2,003,527		$1,844,978
Due to Non-Consolidated Entities		225,886		208,537
Due to Certain Non-Controlling Interest Holders and Blackstone Employees		69,896		255,086
Accrual for Potential Repayment of Previously Received Performance Allocations		503,205		499,547

		$2,802,514		$2,808,148

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of June 30, 2025 and December 31, 2024, such investments aggregated $2.2 billion and $2.0 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $57.1 million and $41.1 million for the three months ended June 30, 2025 and 2024, respectively, and $104.6 million and $73.0 million for the six months ended June 30, 2025 and 2024, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2025. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”

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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $2.0 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $631.5 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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
Commitments
Investment Commitments
Blackstone had $4.7 billion of investment commitments as of June 30, 2025 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone funds had signed investment commitments of $415.8 million as of June 30, 2025, which includes $50.4 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $35.9 million as of June 30, 2025.
The Blackstone Holdings Partnerships provided guarantees to lending institutions (a) for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP and (b) in connection with transaction-related borrowings by non-consolidated
entities. The aggregate amount guaranteed as of June 30, 2025 was $156.6 million.
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
In March 2025, Blackstone entered into a similar long-term strategic venture with an institutional investor as part of the investor’s investment of
€
1.0 billion in a vehicle managed in the Real Estate segment. The long-term strategic venture provides for a target return of 9.25% supported by a pledge by Blackstone of
€
200 million of its holdings in a related vehicle.
For each such arrangement, an asset or liability is recognized based on fair value with the maximum potential future obligation in respect of the target return capped at the fair value of the assets pledged by Blackstone in connection with the respective arrangement. As of June 30, 2025, across both arrangements, the fair value of the total assets pledged was $1.4 billion and the total liability recognized was $1.1 billion.

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
In August 2021, a group of KRS members—including those that filed Taylor I—filed an action in Franklin County Circuit Court (“Taylor II”) substantially similar to Taylor I, against the Blackstone Defendants, other defendants named in the Mayberry Action, and other KRS officials. The Court denied most defendants’ motions to dismiss this action in May 2024. The Blackstone Defendants and the other fund manager defendants filed a petition for a writ of prohibition from that denial. In November 2024, the Kentucky Court of Appeals denied defendants’ writ of prohibition, and defendants appealed to the Kentucky Supreme Court. Taylor II is stayed pending review of this appeal.
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
In January 2025, we and several other defendants entered into a settlement agreement with KRS and the Commonwealth of Kentucky to, subject to approval by the Franklin County Circuit Court and certain requirements, resolve all claims against these defendants in the AG’s actions, resolve BLP’s breach-of-contract
claims, and bar all claims against the Blackstone Defendants in Taylor I and Taylor II without any admission of wrongdoing. The settlement includes an $82.5 million cash settlement divided among several defendants, of which our portion is expected to be covered by insurance. In January 2025, the settling parties moved for court approval of the settlement. Taylor II plaintiffs objected. On May 12, 2025, the Court declined to enter an approval order, holding that the Court’s approval is unnecessary and stating that the parties may settle as they see fit. Because an approval order was a condition to the settlement, the settlement agreement was terminated. While the parties are continuing their discussions, they have not reached a new settlement.
Our financial results for the six months ended June 30, 2025 include an accrual for the estimated liability related to this matter.
Contingent Obligations (Clawback)
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone funds, which may have an interim clawback liability. The lives of the funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2036. Further extensions of such terms may be implemented under given circumstances.
For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to such fund’s realized investments.
The following table presents the clawback obligations by segment:

	$		$		$		$		$		$
	June 30, 2025						December 31, 2024
Segment	Blackstone Holdings		Current and Former Personnel (a)		Total (b)		Blackstone Holdings		Current and Former Personnel (a)		Total (b)
Real Estate		$316,407		$145,285		$461,692		$316,749		$158,346		$475,095
Private Equity		23,161		15,275		38,436		15,044		6,273		21,317
Credit & Insurance		1,478		1,599		3,077		1,468		1,667		3,135

		$341,046		$162,159		$503,205		$333,261		$166,286		$499,547

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 15. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the six months ended June 30, 2025, the Blackstone general partners paid an interim cash clawback obligation of $2.1 million related to a Private Equity segment fund, of which $1.1 million was paid by Blackstone Holdings and $0.9 million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the condensed consolidated financial statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2025, $1.2 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at June 30, 2025, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $7.9 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $7.1 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

•	Multi-Asset Investing – Blackstone’s Multi-Asset Investing segment is organized into four investment platforms: Absolute Return, Multi-Strategy, Total Portfolio Management, and Public Real Assets.
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
Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended June 30, 2025 and 2024:

	$		$		$		$		$
	Three Months Ended June 30, 2025
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total Segments
Management and Advisory Fees, Net
Base Management Fees		$673,154		$605,068		$467,657		$130,793		$1,876,672
Transaction, Advisory and Other Fees, Net		41,720		108,988		13,980		1,002		165,690
Management Fee Offsets		(3,582)		(7,758)		(11,010)		—		(22,350)

Total Management and Advisory Fees, Net		711,292		706,298		470,627		131,795		2,020,012
Fee Related Performance Revenues		89,590		192,331		190,129		—		472,050
Fee Related Compensation		(170,209)		(266,925)		(220,305)		(42,877)		(700,316)
Other Operating Expenses		(87,048)		(112,300)		(107,426)		(25,469)		(332,243)

Fee Related Earnings		543,625		519,404		333,025		63,449		1,459,503

Realized Performance Revenues		43,587		408,980		87,393		13,161		553,121
Realized Performance Compensation		(24,139)		(196,824)		(30,433)		(5,228)		(256,624)
Realized Principal Investment Income		2,797		19,859		5,800		965		29,421

Total Net Realizations		22,245		232,015		62,760		8,898		325,918

Total Segment Distributable Earnings		$565,870		$751,419		$395,785		$72,347		$1,785,421

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$
	Three Months Ended June 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total Segments
Management and Advisory Fees, Net
Base Management Fees		$685,784		$468,237		$380,943		$116,602		$1,651,566
Transaction, Advisory and Other Fees, Net		75,140		46,238		10,250		908		132,536
Management Fee Offsets		(3,467)		376		(993)		(80)		(4,164)

Total Management and Advisory Fees, Net		757,457		514,851		390,200		117,430		1,779,938
Fee Related Performance Revenues		606		8,703		167,758		—		177,067
Fee Related Compensation		(184,404)		(158,068)		(172,551)		(37,890)		(552,913)
Other Operating Expenses		(92,378)		(87,436)		(88,348)		(24,960)		(293,122)

Fee Related Earnings		481,281		278,050		297,059		54,580		1,110,970

Realized Performance Revenues		53,472		381,797		91,247		16,373		542,889
Realized Performance Compensation		(25,295)		(179,761)		(37,738)		(8,263)		(251,057)
Realized Principal Investment Income		7,053		5,725		3,511		283		16,572

Total Net Realizations		35,230		207,761		57,020		8,393		308,404

Total Segment Distributable Earnings		$516,511		$485,811		$354,079		$62,973		$1,419,374

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of June 30, 2025 and for the six months ended June 30, 2025 and 2024:

	$		$		$		$		$
	June 30, 2025 and the Six Months Then Ended
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total Segments
Management and Advisory Fees, Net
Base Management Fees		$1,337,755		$1,183,512		$910,880		$251,644		$3,683,791
Transaction, Advisory and Other Fees, Net		81,866		163,208		29,460		2,465		276,999
Management Fee Offsets		(7,481)		(18,630)		(22,669)		—		(48,780)

Total Management and Advisory Fees, Net		1,412,140		1,328,090		917,671		254,109		3,912,010
Fee Related Performance Revenues		127,393		253,235		385,337		—		765,965
Fee Related Compensation		(340,734)		(470,244)		(421,923)		(84,397)		(1,317,298)
Other Operating Expenses		(170,329)		(215,194)		(203,704)		(49,891)		(639,118)

Fee Related Earnings		1,028,470		895,887		677,381		119,821		2,721,559

Realized Performance Revenues		62,597		759,053		178,990		12,504		1,013,144
Realized Performance Compensation		(32,909)		(367,965)		(70,928)		(5,746)		(477,548)
Realized Principal Investment Income		3,146		29,035		113,703		1,447		147,331

Total Net Realizations		32,834		420,123		221,765		8,205		682,927

Total Segment Distributable Earnings		$1,061,304		$1,316,010		$899,146		$128,026		$3,404,486

Segment Assets		$11,829,334		$17,955,986		$9,127,446		$1,964,049		$40,876,815

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$
	Six Months Ended June 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total Segments
Management and Advisory Fees, Net
Base Management Fees		$1,379,963		$942,828		$741,864		$231,641		$3,296,296
Transaction, Advisory and Other Fees, Net		104,330		73,129		20,036		1,979		199,474
Management Fee Offsets		(6,397)		101		(1,885)		(80)		(8,261)

Total Management and Advisory Fees, Net		1,477,896		1,016,058		760,015		233,540		3,487,509
Fee Related Performance Revenues		130,564		8,703		333,301		—		472,568
Fee Related Compensation		(358,973)		(320,627)		(351,072)		(76,318)		(1,106,990)
Other Operating Expenses		(182,140)		(177,471)		(172,924)		(49,565)		(582,100)

Fee Related Earnings		1,067,347		526,663		569,320		107,657		2,270,987

Realized Performance Revenues		103,439		831,671		106,367		37,805		1,079,282
Realized Performance Compensation		(47,158)		(400,242)		(43,059)		(13,622)		(504,081)
Realized Principal Investment Income (Loss)		9,246		28,154		7,072		(17,962)		26,510

Total Net Realizations		65,527		459,583		70,380		6,221		601,711

Total Segment Distributable Earnings		$1,132,874		$986,246		$639,700		$113,878		$2,872,698

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and six months ended June 30, 2025 and 2024 along with Total Assets as of June 30, 2025:

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Revenues
Total GAAP Revenues		$3,711,900		$2,796,381		$7,001,358		$6,484,209
Less: Unrealized Performance Revenues (a)		(313,256)		(122,239)		(576,457)		(568,175)
Less: Unrealized Principal Investment (Income) Loss (b)		(294,093)		38,125		(455,350)		(404,851)
Less: Interest and Dividend Revenue (c)		(100,390)		(104,999)		(197,810)		(202,838)
Less: Other Revenue (d)		225,083		(19,541)		298,718		(64,288)
Impact of Consolidation (e)		(154,450)		(71,159)		(231,574)		(178,033)
Transaction-Related and Non-Recurring Items (f)		(347)		(377)		(747)		(826)
Intersegment Eliminations		157		275		312		671

Total Segment Revenue (g)		$3,074,604		$2,516,466		$5,838,450		$5,065,869

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Expenses
Total GAAP Expenses		$1,932,603		$1,632,706		$3,827,035		$3,423,113
Less: Unrealized Performance Allocations Compensation (h)		(152,618)		(101,680)		(256,177)		(282,580)
Less: Equity-Based Compensation (i)		(312,018)		(295,396)		(783,320)		(613,175)
Less: Interest Expense (j)		(125,033)		(108,424)		(242,983)		(216,064)
Impact of Consolidation (e)		(31,735)		(15,252)		(57,987)		(41,201)
Amortization of Intangibles (k)		(7,333)		(7,333)		(14,666)		(14,666)
Transaction-Related and Non-Recurring Items (f)		(10,728)		(5,339)		(29,952)		(57,985)
Administrative Fee Adjustment (l)		(4,112)		(2,465)		(8,298)		(4,942)
Intersegment Eliminations		157		275		312		671

Total Segment Expenses (m)		$1,289,183		$1,097,092		$2,433,964		$2,193,171

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Other Income
Total GAAP Other Income (Loss)		$136,330		$44,934		$193,905		$27,167
Impact of Consolidation (e)		(136,330)		(44,934)		(193,905)		(27,167)

Total Segment Other Income		$—		$—		$—		$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes		$1,915,627		$1,208,609		$3,368,228		$3,088,263
Less: Unrealized Performance Revenues (a)		(313,256)		(122,239)		(576,457)		(568,175)
Less: Unrealized Principal Investment (Income) Loss (b)		(294,093)		38,125		(455,350)		(404,851)
Less: Interest and Dividend Revenue (c)		(100,390)		(104,999)		(197,810)		(202,838)
Less: Other Revenue (d)		225,083		(19,541)		298,718		(64,288)
Plus: Unrealized Performance Allocations Compensation (h)		152,618		101,680		256,177		282,580
Plus: Equity-Based Compensation (i)		312,018		295,396		783,320		613,175
Plus: Interest Expense (j)		125,033		108,424		242,983		216,064
Impact of Consolidation (e)		(259,045)		(100,841)		(367,492)		(163,999)
Amortization of Intangibles (k)		7,333		7,333		14,666		14,666
Transaction-Related and Non-Recurring Items (f)		10,381		4,962		29,205		57,159
Administrative Fee Adjustment (l)		4,112		2,465		8,298		4,942

Total Segment Distributable Earnings		$1,785,421		$1,419,374		$3,404,486		$2,872,698

$
As of
June 30,
2025
Total Assets
Total GAAP Assets	$45,373,094
Impact of Consolidation (e)	(4,496,279)

Total Segment Assets	$40,876,815

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended June 30, 2025 and 2024, Other Revenue on a GAAP basis was $(225.1) million and $19.6 million, and included $(225.5) million and $19.5 million of foreign exchange gains (losses), respectively. For the six months ended June 30, 2025 and 2024, Other Revenue on a GAAP basis was $(298.7) million and $64.5 million, and included $(299.3) million and $64.1 million of foreign exchange gains (losses), respectively.

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

(g)	Total Segment Revenues is comprised of the following:

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Total Segment Management and Advisory Fees, Net		$2,020,012		$1,779,938		$3,912,010		$3,487,509
Total Segment Fee Related Performance Revenues		472,050		177,067		765,965		472,568
Total Segment Realized Performance Revenues		553,121		542,889		1,013,144		1,079,282
Total Segment Realized Principal Investment Income		29,421		16,572		147,331		26,510

Total Segment Revenues		$3,074,604		$2,516,466		$5,838,450		$5,065,869

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the tax receivable agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Total Segment Fee Related Compensation		$700,316		$552,913		$1,317,298		$1,106,990
Total Segment Realized Performance Compensation		256,624		251,057		477,548		504,081
Total Segment Other Operating Expenses		332,243		293,122		639,118		582,100

Total Segment Expenses		$1,289,183		$1,097,092		$2,433,964		$2,193,171

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024:

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Management and Advisory Fees, Net
GAAP		$2,035,495		$1,787,313		$3,939,812		$3,514,461
Segment Adjustment (a)		(15,483)		(7,375)		(27,802)		(26,952)

Total Segment		$2,020,012		$1,779,938		$3,912,010		$3,487,509

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees		$195,414		$188,299		$387,239		$367,640
Investment Income - Realized Performance Allocations		829,820		531,641		1,391,870		1,184,158

GAAP		1,025,234		719,940		1,779,109		1,551,798
Total Segment
Less: Realized Performance Revenues		(553,121)		(542,889)		(1,013,144)		(1,079,282)
Segment Adjustment (b)		(63)		16		—		52

Total Segment		$472,050		$177,067		$765,965		$472,568

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation		$870,358		$766,647		$1,899,720		$1,561,450
Incentive Fee Compensation		67,363		77,139		124,392		150,846
Realized Performance Allocations Compensation		331,191		260,736		573,081		519,630

GAAP		1,268,912		1,104,522		2,597,193		2,231,926
Total Segment
Less: Realized Performance Compensation		(256,624)		(251,057)		(477,548)		(504,081)
Less: Equity-Based Compensation - Fee Related Compensation		(306,495)		(291,540)		(770,548)		(604,940)
Less: Equity-Based Compensation - Performance Compensation		(5,523)		(3,856)		(12,772)		(8,235)
Segment Adjustment (c)		46		(5,156)		(19,027)		(7,680)

Total Segment		$700,316		$552,913		$1,317,298		$1,106,990

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP		$360,817		$311,928		$693,190		$681,878
Segment Adjustment (d)		(28,574)		(18,806)		(54,072)		(99,778)

Total Segment		$332,243		$293,122		$639,118		$582,100

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Realized Performance Revenues
GAAP
Incentive Fees		$195,414		$188,299		$387,239		$367,640
Investment Income - Realized Performance Allocations		829,820		531,641		1,391,870		1,184,158

GAAP		1,025,234		719,940		1,779,109		1,551,798
Total Segment
Less: Fee Related Performance Revenues		(472,050)		(177,067)		(765,965)		(472,568)
Segment Adjustment (b)		(63)		16		—		52

Total Segment		$553,121		$542,889		$1,013,144		$1,079,282

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Realized Performance Compensation
GAAP
Incentive Fee Compensation		$67,363		$77,139		$124,392		$150,846
Realized Performance Allocation Compensation		331,191		260,736		573,081		519,630

GAAP		398,554		337,875		697,473		670,476
Total Segment
Less: Fee Related Performance Compensation (e)		(136,407)		(82,962)		(207,153)		(158,160)
Less: Equity-Based Compensation - Performance Compensation		(5,523)		(3,856)		(12,772)		(8,235)

Total Segment		$256,624		$251,057		$477,548		$504,081

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025		2024		2025		2024
Realized Principal Investment Income
GAAP		$97,171		$74,045		$282,713		$152,642
Segment Adjustment (f)		(67,750)		(57,473)		(135,382)		(126,132)

Total Segment		$29,421		$16,572		$147,331		$26,510

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
There have been no events since June 30, 2025 that require recognition or disclosure in the co nde
nsed consolidated financial statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	$		$		$		$
	June 30, 2025
	Consolidated Operating Partnerships		Consolidated Blackstone Funds (a)		Reclasses and Eliminations		Consolidated
Assets
Cash and Cash Equivalents		$2,235,499		$—		$—		$2,235,499
Cash Held by Blackstone Funds and Other		—		313,950		—		313,950
Investments		27,257,910		5,101,278		(1,223,684)		31,135,504
Accounts Receivable		357,008		850		—		357,858
Due from Affiliates		5,217,214		363,454		(63,848)		5,516,820
Intangible Assets, Net		147,294		—		—		147,294
Goodwill		1,890,202		—		—		1,890,202
Other Assets		872,721		4,279		—		877,000
Right-of-Use Assets		793,690		—		—		793,690
Deferred Tax Assets		2,105,277		—		—		2,105,277

Total Assets		$40,876,815		$5,783,811		$(1,287,532)		$45,373,094

Liabilities and Equity
Loans Payable		$11,880,535		$128,335		$—		$12,008,870
Due to Affiliates		2,655,581		212,987		(66,054)		2,802,514
Accrued Compensation and Benefits		6,065,974		—		—		6,065,974
Operating Lease Liabilities		918,887		—		—		918,887
Accounts Payable, Accrued Expenses and Other Liabilities		2,416,296		81,673		—		2,497,969

Total Liabilities		23,937,273		422,995		(66,054)		24,294,214

Redeemable Non-Controlling Interests in Consolidated Entities		3		1,487,126		—		1,487,129

Equity
Common Stock		7		—		—		7
Series I Preferred Stock		—		—		—		—
Series II Preferred Stock		—		—		—		—
Additional Paid-in-Capital		7,988,663		1,194,346		(1,194,346)		7,988,663
Retained Earnings		362,614		27,132		(27,132)		362,614
Accumulated Other Comprehensive Income (Loss)		(55,734)		56,789		—		1,055
Non-Controlling Interests in Consolidated Entities		4,252,362		2,595,423		—		6,847,785
Non-Controlling Interests in Blackstone Holdings		4,391,627		—		—		4,391,627

Total Equity		16,939,539		3,873,690		(1,221,478)		19,591,751

Total Liabilities and Equity		$40,876,815		$5,783,811		$(1,287,532)		$45,373,094

Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	$		$		$		$
	December 31, 2024
	Consolidated Operating Partnerships		Consolidated Blackstone Funds (a)		Reclasses and Eliminations		Consolidated
Assets
Cash and Cash Equivalents		$1,972,140		$—		$—		$1,972,140
Cash Held by Blackstone Funds and Other		—		204,052		—		204,052
Investments		26,791,383		3,890,732		(881,549)		29,800,566
Accounts Receivable		191,937		45,993		—		237,930
Due from Affiliates		5,436,866		21,089		(48,640)		5,409,315
Intangible Assets, Net		165,243		—		—		165,243
Goodwill		1,890,202		—		—		1,890,202
Other Assets		938,052		9,807		—		947,859
Right-of-Use Assets		838,620		—		—		838,620
Deferred Tax Assets		2,003,948		—		—		2,003,948

Total Assets		$40,228,391		$4,171,673		$(930,189)		$43,469,875

Liabilities and Equity
Loans Payable		$11,233,468		$87,488		$—		$11,320,956
Due to Affiliates		2,582,178		276,789		(50,819)		2,808,148
Accrued Compensation and Benefits		6,087,700		—		—		6,087,700
Operating Lease Liabilities		965,742		—		—		965,742
Accounts Payable, Accrued Expenses and Other Liabilities		2,723,551		68,763		—		2,792,314

Total Liabilities		23,592,639		433,040		(50,819)		23,974,860

Redeemable Non-Controlling Interests in Consolidated Entities		1		801,398		—		801,399

Equity
Common Stock		7		—		—		7
Series I Preferred Stock		—		—		—		—
Series II Preferred Stock		—		—		—		—
Additional Paid-in-Capital		7,444,561		878,014		(878,014)		7,444,561
Retained Earnings		808,079		1,356		(1,356)		808,079
Accumulated Other Comprehensive Loss		(20,590)		(19,736)		—		(40,326)
Non-Controlling Interests in Consolidated Entities		4,077,342		2,077,601		—		6,154,943
Non-Controlling Interests in Blackstone Holdings		4,326,352		—		—		4,326,352

Total Equity		16,635,751		2,937,235		(879,370)		18,693,616

Total Liabilities and Equity		$40,228,391		$4,171,673		$(930,189)		$43,469,875

(a)	The Consolidated Blackstone Funds consisted of the following:
Blackstone Annex Onshore Fund L.P.**
Blackstone Horizon Fund L.P.

BTD CP Holdings LP
Blackstone Dislocation Fund L.P.
Blackstone European Property Income Fund (Master) FCP
Blackstone European Property Income Fund SICAV
BEPIF (Aggregator) SCSp
Blackstone Infrastructure Partners Europe F (CYM) L.P.**
Blackstone Infrastructure Partners Europe Lower Fund 1 (LUX) SCSp**
Infrastructure Investments L.P.***
Blackstone Infrastructure Strategies L.P.**
BXCI Irving Aggregator LP*
Clover Credit Partners CLO III, Ltd.**
Hieroglyphs L.P.*
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
* Consolidated as of June 30, 2025 only
** Consolidated as of December 31, 2024 only
*** Prior to May 1, 2025 known as Blackstone Infrastructure Partners F.4 L.P.

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

Our Core+ real estate strategy invests in substantially stabilized real estate globally, primarily through perpetual capital vehicles. The strategy includes our (a) Blackstone Property Partners (“BPP”) funds, which are focused on high-quality assets in the Americas, Europe and Asia and (b) our non-listed real estate investment trust (“REIT”) Blackstone Real Estate Income Trust, Inc. (“BREIT”) and our Blackstone European Property Income (“BEPIF”) vehicles, which provide income-focused individual investors access to institutional quality real estate primarily in the Americas and Europe, respectively.

Our Blackstone Real Estate Debt Strategies (“BREDS”) platform primarily targets real estate-related debt investment opportunities. BREDS invests in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending options for our borrowers and investment options for our investors, including commercial real estate mortgage loans and liquid real estate-related debt securities. The BREDS platform includes high-yield real estate debt funds, liquid real estate debt funds, capital managed on behalf of our Credit & Insurance segment, and Blackstone Mortgage Trust, Inc. (“BXMT”), a NYSE-listed mortgage REIT.

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

Our insurance platform focuses on providing full investment management services for insurance and reinsurance accounts, seeking to deliver customized and diversified portfolios consisting primarily of investment grade credit, including through Blackstone’s private credit origination capabilities. Through this platform, we provide our clients tailored portfolio construction, strategic asset allocation and specialized analytical tools. While focusing on policyholder protection, we seek to achieve risk-managed, liability-matched and capital-efficient returns, as well as diversification and capital preservation. We also provide similar services to clients through SMAs or by sub-managing assets for certain insurance-dedicated funds and special purpose vehicles.

Multi-Asset Investing

Our Multi-Asset Investing segment (“BXMA”) is the world’s largest discretionary allocator to hedge funds and seeks to grow investors’ assets through investment strategies designed to deliver, primarily through the public markets, compelling risk-adjusted returns.

BXMA is organized into four investment platforms: Absolute Return, Multi-Strategy, Total Portfolio Management, and Public Real Assets. Absolute Return manages a broad range of commingled and customized portfolios and aims to generate consistent returns across market environments. Multi-Strategy aims to generate strong risk-adjusted returns through opportunistic, asset-class agnostic investing. Total Portfolio Management manages large-scale total portfolios across asset classes in both public and private markets. The Public Real Assets platform is managed by Harvest Fund Advisors LLC (“Harvest”), which primarily invests in publicly traded energy infrastructure, renewables and master limited partnerships holding midstream energy assets in North America.

Business Environment

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.

The second quarter of 2025 began amid a sharp decline in investor sentiment related to trade and other policy-driven uncertainty and geopolitical instability, with the S&P 500 index falling as much as 14% on an intraday basis in the first five trading days of the quarter. However, most major equity indices later rebounded and ultimately posted gains for the quarter overall, as markets reacted positively to progress on trade negotiations and favorable economic data. The S&P 500 index delivered a total return of 10.9% in the second quarter, led by information technology and telecom sectors, which gained 23.7% and 18.5%, respectively. The energy and healthcare sectors underperformed, down 8.6% and 7.2%, respectively. Equity market volatility decreased overall by the end of the quarter, with the CBOE Volatility Index declining 24.9% quarter-over-quarter. In credit markets, the S&P leveraged loan index posted a total return of 2.3% and the ICE Bank of America high yield bond index returned 3.6% in the second quarter. High yield spreads tightened by 57 basis points in the quarter while year-to-date issuance decreased 8.4% year-over-year.

The U.S. economy demonstrated resilience and healthy growth in the second quarter of 2025. Inflation has moderated significantly from the post-Covid peak of 9.1% in June 2022, with June CPI up 2.7% year-over-year. The Federal Reserve has held the federal funds target range steady at 4.25-4.50% for five consecutive meetings, most recently in July 2025, citing continued uncertainty on the inflation outlook, particularly as related to the impact of trade policy. The ten-year U.S. Treasury yield increased 2 basis points in the second quarter to 4.23%, but decreased following quarter end to 4.19% as of August 4, 2025. Three-month SOFR increased 4 basis points in the second quarter to 4.45%, but decreased following quarter end to 4.33% as of August 4, 2025.

The Bureau of Economic Analysis’ advance estimate of U.S. real GDP indicated growth of 3.0% quarter-over-quarter, up from -0.5% in the first quarter of 2025. Wages rose 3.7% year-over-year in June 2025. Demand for retail and food services also remained healthy, with sales increasing 3.9% year-over-year. The labor market remained resilient in the second quarter, with an unemployment rate of 4.1% as of June 2025 compared to 4.2% in March 2025. However, a lower than expected July jobs report and downward revisions of prior May and June 2025 reports may indicate a weakening labor market.

Capital markets activity levels in the U.S. expanded considerably in the second quarter of 2025, with both U.S. initial public offering volumes and announced merger and acquisition deal volumes up approximately 50% year-over-year.

Outside of the U.S., many major central banks have continued to loosen monetary policy. The European Central Bank lowered its deposit facility rate by 50 basis points in the second quarter to 2.0%. Eurozone inflation slowed to 2.0% year-over-year in June 2025, down from 2.2% in March 2025. The Bank of England held its bank rate steady in the second quarter at 4.25%. Inflation in the U.K. increased to 3.6% year-over-year in June compared to 2.6% in March 2025, although was still well below the post-Covid peak of 11.1% in October 2022. The Bank of Japan also left its policy rate unchanged in the second quarter at 0.50%.

A resilient U.S. economy and increased clarity on U.S. trade and tax policy relative to the beginning of the second quarter have contributed to greater investor confidence, stronger capital markets and increased market transaction activity. Nevertheless, the ultimate outcome of ongoing tariff negotiations could have an adverse impact on the U.S. economy and growth expectations as well as contribute to slower-than-anticipated interest rate decreases in a manner that could adversely affect investor sentiment and the market environment.

For additional information on the potential impact on each of our business segments of the conditions described above see “—Segment Analysis.”

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

Realized Performance Compensation reflects an increase, pursuant to a separate compensation program, in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2025, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year in respect of this compensation program. During the three and six months ended June 30, 2025, Realized Performance Compensation increased by

$25.8 million and $47.1 million, respectively, and Fee Related Compensation decreased by $25.6 million and $46.9 million, respectively. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision for Taxes and Distributable Earnings in the three and six months ended June 30, 2025. These changes are not expected to impact Income Before Provision for Taxes and Distributable Earnings for the year ending December 31, 2025. These changes had an impact on individual quarters in 2024, but did not impact Income Before Provision for Taxes and Distributable Earnings for the year ended December 31, 2024.

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

Operating Metrics

The alternative asset management business is primarily based on managing third-party capital and does not require substantial capital investment to support rapid growth. Since our inception, we have developed and used various key operating metrics to assess and monitor the operating performance of our various alternative asset management businesses in order to monitor the effectiveness of our value-creating strategies.

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

Recent Tax Developments

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA provides for significant U.S. tax law changes including making permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. Prior to the enactment of the OBBBA, these provisions were set to sunset on December 31, 2025. Blackstone does not believe the extension of these provisions, or other provisions contained in the OBBBA, will materially impact its financial statements. For further discussion of potential consequences of changes in tax regulations, please see “Part I. Item 1A. Risk Factors – Risks Related to Our Business – Changes in U.S. and foreign taxation of businesses and other tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could adversely affect us, including by adversely impacting our effective tax rate and tax liability.” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidated Results of Operations

Following is a discussion of our consolidated results of operations. For a more detailed discussion of the factors that affected the results of our four business segments (which are presented on a basis that deconsolidates the investment funds, eliminates non-controlling ownership interests in Blackstone’s consolidated operating partnerships and removes the amortization of intangible assets and Transaction-Related and Non-Recurring Items) in these periods, see “—Segment Analysis” below.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2025 and 2024:

	$		$		$		$		$		$		$		$
	Three Months Ended								Six Months Ended
	June 30,				2025 vs. 2024				June 30,				2025 vs. 2024
	2025		2024		$		%		2025		2024		$		%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net		$2,035,495		$1,787,313		$248,182		14%		$3,939,812		$3,514,461		$425,351		12%

Incentive Fees		195,414		188,299		7,115		4%		387,239		367,640		19,599		5%

Investment Income (Loss)
Performance Allocations
Realized		829,820		531,641		298,179		56%		1,391,870		1,184,158		207,712		18%
Unrealized		313,283		122,229		191,054		156%		576,484		568,172		8,312		1%
Principal Investments
Realized		97,171		74,045		23,126		31%		282,713		152,642		130,071		85%
Unrealized		365,391		(31,776)		397,167		n/m		524,104		429,847		94,257		22%

Total Investment Income (Loss)		1,605,665		696,139		909,526		131%		2,775,171		2,334,819		440,352		19%

Interest and Dividend Revenue		100,389		104,999		(4,610)		-4%		197,809		202,838		(5,029)		-2%
Other		(225,063)		19,631		(244,694)		n/m		(298,673)		64,451		(363,124)		n/m

Total Revenues		3,711,900		2,796,381		915,519		33%		7,001,358		6,484,209		517,149		8%

Expenses
Compensation and Benefits
Compensation		870,358		766,647		103,711		14%		1,899,720		1,561,450		338,270		22%
Incentive Fee Compensation		67,363		77,139		(9,776)		-13%		124,392		150,846		(26,454)		-18%
Performance Allocations
Compensation
Realized		331,191		260,736		70,455		27%		573,081		519,630		53,451		10%
Unrealized		152,618		101,680		50,938		50%		256,177		282,580		(26,403)		-9%

Total Compensation and Benefits		1,421,530		1,206,202		215,328		18%		2,853,370		2,514,506		338,864		13%
General, Administrative and Other		360,817		311,928		48,889		16%		693,190		681,878		11,312		2%
Interest Expense		135,822		108,616		27,206		25%		253,937		216,819		37,118		17%
Fund Expenses		14,434		5,960		8,474		142%		26,538		9,910		16,628		168%

Total Expenses		1,932,603		1,632,706		299,897		18%		3,827,035		3,423,113		403,922		12%

Other Income
Net Gains from Fund Investment Activities		136,330		44,934		91,396		203%		193,905		27,167		166,738		614%

Total Other Income		136,330		44,934		91,396		203%		193,905		27,167		166,738		614%

Income Before Provision for Taxes		1,915,627		1,208,609		707,018		58%		3,368,228		3,088,263		279,965		9%
Provision for Taxes		289,494		260,246		29,248		11%		533,321		543,917		(10,596)		-2%

Net Income		1,626,133		948,363		677,770		71%		2,834,907		2,544,346		290,561		11%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		18,209		258		17,951		n/m		26,109		(39,411)		65,520		n/m
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		240,836		100,583		140,253		139%		341,383		203,410		137,973		68%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		602,844		403,108		199,736		50%		1,088,319		1,088,547		(228)		—

Net Income Attributable to Blackstone Inc.		$764,244		$444,414		$319,830		72%		$1,379,096		$1,291,800		$87,296		7%

n/m  Not meaningful.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues

Revenues were $3.7 billion for the three months ended June 30, 2025, an increase of $915.5 million compared to $2.8 billion for the three months ended June 30, 2024. The increase in Revenues was primarily attributable to an increase of $909.5 million in Investment Income (Loss), primarily attributable to increases of $588.2 million in Unrealized Investment Income and $248.2 million in Management and Advisory Fees, Net.

The $588.2 million increase in Unrealized Investment Income was primarily attributable to higher net unrealized appreciation of investments in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The principal drivers were:

•

An increase of $414.6 million in our Private Equity segment primarily attributable to higher unrealized appreciation of Blackstone’s investment in certain Corporate Private Equity funds and Strategic Partners funds in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Corporate Private Equity and Strategic Partners funds appreciated 5.1% and 6.6%, respectively, in the three months ended June 30, 2025 compared to 2.0% and 2.0%, respectively, in the three months ended June 30, 2024.

•

An increase of $145.1 million in our Credit & Insurance segment, primarily attributable to higher unrealized appreciation of Blackstone’s investment in Corebridge common stock based on the publicly traded price as of June 30, 2025 compared to June 30, 2024.

The $248.2 million increase in Management and Advisory Fees, Net was primarily attributable to an increase in our Private Equity segment of $191.4 million. The increase in our Private Equity segment was primarily attributable to fee holiday expirations of BCP IX and BETP IV, as well as an increase in Fee-Earning Assets Under Management in BXPE and BIP.

Expenses

Expenses were $1.9 billion for the three months ended June 30, 2025, an increase of $299.9 million, compared to $1.6 billion for the three months ended June 30, 2024. The increase was primarily attributable to an increase of $215.3 million in Total Compensation and Benefits, of which $103.7 million was an increase in Compensation and $121.4 million was an increase in Performance Allocations Compensation. The increase in Compensation was primarily attributable to the increase in Management and Advisory Fees, Net, on which a portion of Compensation is based. The increase in Performance Allocations Compensation was primarily attributable to the increase in Investment Income (Loss), on which a portion of Performance Allocations Compensation is based.

Other Income

Other Income (Loss) was $136.3 million for the three months ended June 30, 2025, an increase of $91.4 million, compared to $44.9 million for the three months ended June 30, 2024. The increase in Other Income (Loss) was primarily attributable to an increase of $91.4 million in Net Gains (Losses) from Fund Investment Activities.

The increase in Net Gains (Losses) from Fund Investment Activities was primarily attributable to increases of $46.9 million in our Private Equity segment and $32.3 million in our Real Estate segment. The increases in our Private Equity and Real Estate segments were primarily attributable to higher net unrealized appreciation of investments in our consolidated funds in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues

Revenues were $7.0 billion for the six months ended June 30, 2025, an increase of $517.1 million, compared to $6.5 billion for the six months ended June 30, 2024. The increase in Revenues was primarily attributable to an increase of $440.4 million in Investment Income (Loss), primarily attributable to increases of $337.8 million in Realized Investment Income and $425.4 million in Management and Advisory Fees, Net, partially offset by a decrease of $363.1 million in Other Revenues.

The $337.8 million increase in Realized Investment Income was primarily attributable to higher realized gains in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The principal drivers were:

•

An increase of $198.7 million in our Credit & Insurance segment, primarily attributable to the sale of Bistro, a portfolio visualization software platform developed by Blackstone, as well as increased performance revenues in our mezzanine funds.

•

An increase of $172.8 million in our Private Equity segment primarily attributable to crystallization of performance revenues for BXPE and BIP, as well as the scheduled change to quarterly crystallization of performance revenues for BXPE. The increase was partially offset by lower realizations in Corporate Private Equity in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

The $425.4 million increase in Management and Advisory Fees, Net was primarily attributable to an increase in our Private Equity segment of $312.0 million. The increase in our Private Equity segment was primarily attributable to an increase in Base Management Fees due to fee holiday expirations of BCP IX and BETP IV.

The $363.1 million decrease in Other Revenues was primarily attributable to foreign exchange losses on our euro-denominated bonds and cross-currency swaps.

Expenses

Expenses were $3.8 billion for the six months ended June 30, 2025, an increase of $403.9 million, compared to $3.4 billion for the six months ended June 30, 2024. The increase was primarily attributable to an increase of $338.9 million in Total Compensation and Benefits, of which $338.3 million was an increase in Compensation. The increase in Compensation was primarily attributable to the increase in Management and Advisory Fees, Net, on which a portion of Compensation is based.

Other Income (Loss)

Other Income (Loss) was $193.9 million for the six months ended June 30, 2025, an increase of $166.7 million, compared to $27.2 million for the six months ended June 30, 2024. The increase in Other Income (Loss) was primarily attributable to an increase of $166.7 million in Net Gains (Losses) from Fund Investment Activities.

The increase in Net Gains (Losses) from Fund Investment Activities was primarily attributable to increases of $92.9 million in our Real Estate segment and $54.3 million in our Private Equity segment. The increase in our Real Estate segment was primarily attributable to net unrealized appreciation of investments in our consolidated funds in the six months ended June 30, 2025 compared to net unrealized depreciation of investments in the six months ended June 30, 2024. The increases in our Private Equity segment were primarily attributable to higher net unrealized appreciation of investments in our consolidated funds in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Provision for Taxes

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Blackstone’s Provision for Taxes for the three months ended June 30, 2025 was $289.5 million, an increase of $29.2 million, compared to $260.2 million for the three months ended June 30, 2024. This resulted in an effective tax rate of 15.1% and 21.5%, based on our Income Before Provision for Taxes of $1.9 billion and $1.2 billion for the three months ended June 30, 2025 and 2024, respectively.

The decrease in Blackstone’s effective tax rate for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, relates primarily to the impact of Non-Controlling Interests in Consolidated Entities and the deferred tax impact of Blackstone’s investment in its operating partnerships.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Blackstone’s Provision for Taxes for the six months ended June 30, 2025 was $533.3 million, a decrease of $10.6 million, compared to $543.9 million for the six months ended June 30, 2024. This resulted in an effective tax rate of 15.8% and 17.6%, based on our Income Before Provision for Taxes of $3.4 billion and $3.1 billion for the six months ended June 30, 2025 and 2024, respectively.

The decrease in Blackstone’s effective tax rate for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, relates primarily to the impact of Non-Controlling Interests in Consolidated Entities and the deferred tax impact of Blackstone’s investment in its operating partnerships.

Blackstone had a corporate alternative minimum tax (“CAMT”) liability for the six months ended June 30, 2025 as calculated pursuant to the Inflation Reduction Act. Blackstone will continue to assess the overall impact to its Provision for Taxes upon the issuance of applicable additional guidance by the U.S. Treasury Department related to interpretations of CAMT. For the six months ended June 30, 2025, there is no meaningful CAMT impact reflected in the Provision for Taxes given current year tax payments made under CAMT are permitted to be carried forward and used as credits in future years resulting in a deferred tax benefit.

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

For the three months ended June 30, 2025 and 2024, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 37.7% and 38.7%, respectively. For the six months ended June 30, 2025 and 2024, the Net Income Before Taxes allocated to Blackstone personnel and others who are limited partners of Blackstone Holdings was 37.9% and 38.8%, respectively. The respective decreases of 1.0% and 0.9% were primarily attributable to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.

Operating Metrics

Total and Fee-Earning Assets Under Management

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2025 and 2024. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Total and Fee-Earning Assets Under Management.”

Assets Under Management

(Dollars in Billions)

Fee-Earning
$830.7
$860.1
$887.1
$278.9
$282.1
$285.8
$212.2
$226.2
$232.2
$264.6
$274.1
$288.9
$75.0
$77.7
$80.2
4Q'24
1Q'25
2Q'25
Total
$1,127.2
$1,167.5
$1,211.2
$315.4
$320.0
$325.0
$352.2
$371.0
$388.9
$375.5
$388.7
$407.3
$84.2
$87.8
$90.0
4Q'24
1Q'25
2Q'25
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing

Note:	Totals may not add due to rounding.

	$		$		$		$		$		$		$		$		$		$
	Three Months Ended
	June 30, 2025										June 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period		$319,988,734		$370,989,871		$388,720,401		$87,762,904		$1,167,461,910		$339,332,420		$320,809,532		$322,525,630		$78,595,166		$1,061,262,748
Inflows (a)		7,222,446		15,323,222		26,818,000		2,713,566		52,077,234		5,922,807		12,102,058		18,647,797		2,704,128		39,376,790
Outflows (b)		(1,883,281)		(1,804,870)		(5,287,139)		(1,796,301)		(10,771,591)		(3,637,266)		(889,467)		(4,724,607)		(2,606,805)		(11,858,145)

Net Inflows		5,339,165		13,518,352		21,530,861		917,265		41,305,643		2,285,541		11,212,591		13,923,190		97,323		27,518,645
Realizations (c)		(5,249,171)		(7,316,081)		(9,962,065)		(825,058)		(23,352,375)		(5,454,439)		(7,822,794)		(9,518,399)		(664,469)		(23,460,101)
Market Activity (d)(g)		4,915,997		11,715,100		7,006,975		2,154,091		25,792,163		(63,251)		6,390,257		3,186,783		1,536,730		11,050,519

Balance, End of Period (e)		$324,994,725		$388,907,242		$407,296,172		$90,009,202		$1,211,207,341		$336,100,271		$330,589,586		$330,117,204		$79,564,750		$1,076,371,811

Increase (Decrease)		$5,005,991		$17,917,371		$18,575,771		$2,246,298		$43,745,431		$(3,232,149)		$9,780,054		$7,591,574		$969,584		$15,109,063
Increase (Decrease)		2%		5%		5%		3%		4%		-1%		3%		2%		1%		1%

	$		$		$		$		$		$		$		$		$		$
	Six Months Ended
	June 30, 2025										June 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period		$315,353,132		$352,168,635		$375,507,818		$84,150,411		$1,127,179,996		$336,940,096		$314,391,397		$312,674,037		$76,186,917		$1,040,192,447
Inflows (a)		13,398,076		37,007,746		57,167,112		6,138,984		113,711,918		14,012,025		19,466,407		35,629,310		4,310,561		73,418,303
Outflows (b)		(4,559,583)		(5,242,894)		(11,913,342)		(2,919,861)		(24,635,680)		(6,870,466)		(2,694,809)		(8,928,097)		(4,446,832)		(22,940,204)

Net Inflows (Outflows)		8,838,493		31,764,852		45,253,770		3,219,123		89,076,238		7,141,559		16,771,598		26,701,213		(136,271)		50,478,099
Realizations (c)		(9,555,186)		(13,783,306)		(23,849,608)		(1,649,886)		(48,837,986)		(9,301,630)		(13,109,405)		(14,989,215)		(1,104,963)		(38,505,213)
Market Activity (d)(h)		10,358,286		18,757,061		10,384,192		4,289,554		43,789,093		1,320,246		12,535,996		5,731,169		4,619,067		24,206,478

Balance, End of Period (e)		$324,994,725		$388,907,242		$407,296,172		$90,009,202		$1,211,207,341		$336,100,271		$330,589,586		$330,117,204		$79,564,750		$1,076,371,811

Increase (Decrease)		$9,641,593		$36,738,607		$31,788,354		$5,858,791		$84,027,345		$(839,825)		$16,198,189		$17,443,167		$3,377,833		$36,179,364
Increase (Decrease)		3%		10%		8%		7%		7%		—		5%		6%		4%		3%

	$		$		$		$		$		$		$		$		$		$
	Three Months Ended
	June 30, 2025										June 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period		$282,060,486		$226,219,392		$274,120,326		$77,669,746		$860,069,950		$301,583,557		$179,353,534		$229,350,998		$71,109,466		$781,397,555
Inflows (a)		7,587,147		7,550,495		23,817,071		2,944,815		41,899,528		6,743,781		26,997,642		16,888,845		2,412,452		53,042,720
Outflows (b)		(1,712,885)		(804,533)		(5,872,807)		(1,689,485)		(10,079,710)		(3,636,256)		(4,111,831)		(2,431,726)		(2,500,080)		(12,679,893)

Net Inflows (Outflows)		5,874,262		6,745,962		17,944,264		1,255,330		31,819,818		3,107,525		22,885,811		14,457,119		(87,628)		40,362,827
Realizations (c)		(5,405,545)		(3,288,907)		(7,006,088)		(782,279)		(16,482,819)		(5,500,752)		(2,619,517)		(7,725,121)		(629,639)		(16,475,029)
Market Activity (d)(i)		3,297,473		2,483,762		3,872,734		2,053,287		11,707,256		(124,078)		866,912		1,202,550		1,426,064		3,371,448

Balance, End of Period (e)		$285,826,676		$232,160,209		$288,931,236		$80,196,084		$887,114,205		$299,066,252		$200,486,740		$237,285,546		$71,818,263		$808,656,801

Increase (Decrease)		$3,766,190		$5,940,817		$14,810,910		$2,526,338		$27,044,255		$(2,517,305)		$21,133,206		$7,934,548		$708,797		$27,259,246
Increase (Decrease)		1%		3%		5%		3%		3%		-1%		12%		3%		1%		3%

	$		$		$		$		$		$		$		$		$		$
	Six Months Ended
	June 30, 2025										June 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period		$278,914,938		$212,182,896		$264,617,560		$74,993,209		$830,708,603		$298,889,475		$176,997,265		$218,188,936		$68,532,226		$762,607,902
Inflows (a)		13,559,679		22,902,066		44,220,903		5,375,389		86,058,037		15,769,963		29,346,774		33,114,121		3,857,998		82,088,856
Outflows (b)		(4,309,189)		(2,473,791)		(10,802,441)		(2,725,809)		(20,311,230)		(6,810,844)		(4,329,360)		(4,421,275)		(3,918,290)		(19,479,769)

Net Inflows (Outflows)		9,250,490		20,428,275		33,418,462		2,649,580		65,746,807		8,959,119		25,017,414		28,692,846		(60,292)		62,609,087
Realizations (c)		(9,222,193)		(6,103,494)		(14,857,276)		(1,475,344)		(31,658,307)		(9,604,276)		(4,135,653)		(11,708,041)		(1,009,436)		(26,457,406)
Market Activity (d)(j)		6,883,441		5,652,532		5,752,490		4,028,639		22,317,102		821,934		2,607,714		2,111,805		4,355,765		9,897,218

Balance, End of Period (e)		$285,826,676		$232,160,209		$288,931,236		$80,196,084		$887,114,205		$299,066,252		$200,486,740		$237,285,546		$71,818,263		$808,656,801

Increase		$6,911,738		$19,977,313		$24,313,676		$5,202,875		$56,405,602		$176,777		$23,489,475		$19,096,610		$3,286,037		$46,048,899
Increase		2%		9%		9%		7%		7%		—		13%		9%		5%		6%
Annualized Base Management Fee Rate (f)		0.95%		1.06%		0.66%		0.65%		0.86%		0.92%		1.02%		0.65%		0.66%		0.84%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)

Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period.

(g)

For the three months ended June 30, 2025, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $6.0 billion, $2.4 billion, $2.4 billion, $132.0 million and $11.0 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended June 30, 2024, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(404.5) million, $(119.9) million, $(41.8) million, $(14.5) million and $(580.7) million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(h)

For the six months ended June 30, 2025, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $8.9 billion, $3.7 billion, $2.7 billion, $287.7 million and $15.6 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the six months ended June 30, 2024, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(2.3) billion, $(844.0) million, $(434.2) million, $(301.6) million and $(3.9) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(i)

For the three months ended June 30, 2025, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $4.4 billion, $422.9 million, $2.3 billion, $134.5 million and $7.3 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended June 30, 2024, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(315.3) million, $(45.4) million, $(84.6) million, $(13.8) million and $(459.0) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(j)

For the six months ended June 30, 2025, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $6.4 billion, $590.1 million, $2.7 billion, $288.7 million and $10.0 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the six months ended June 30, 2024, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(1.5) billion, $(136.7) million, $(459.5) million, $(302.1) million and $(2.4) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

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

Total Assets Under Management

Total Assets Under Management were $1,211.2 billion at June 30, 2025, an increase of $43.7 billion compared to $1,167.5 billion at March 31, 2025. The net increase was due to:

•

In our Real Estate segment, an increase of $5.0 billion from $320.0 billion at March 31, 2025 to $325.0 billion at June 30, 2025. The net increase was due to inflows of $7.2 billion and market appreciation of $4.9 billion, offset by realizations of $5.2 billion and outflows of $1.9 billion.

○	Inflows were driven by $2.4 billion from BREDS, $2.2 billion from BPP and co-investment and $2.0 billion from BREIT.

○

Market appreciation was primarily driven by $2.6 billion from BREP and co-investment (which reflected $3.0 billion of foreign exchange appreciation), $756.0 million from BPP and co-investment (which reflected $2.5 billion of foreign exchange appreciation) and $745.5 million from BREDS (which reflected $124.6 million of foreign exchange appreciation).

○	Realizations were driven by $2.5 billion from BREDS, $1.3 billion from BREIT and $755.6 million from BPP and co-investment.

○	Outflows were driven by $1.5 billion from BREIT.

•

In our Private Equity segment, an increase of $17.9 billion from $371.0 billion at March 31, 2025 to $388.9 billion at June 30, 2025. The net increase was due to inflows of $15.3 billion and market appreciation of $11.7 billion, offset by realizations of $7.3 billion and outflows of $1.8 billion.

○	Inflows were driven by $5.1 billion from Corporate Private Equity, $3.8 billion from Infrastructure and $3.3 billion from Secondaries.

○

Market appreciation was driven by $5.4 billion from Corporate Private Equity (which reflected $1.5 billion of foreign exchange appreciation), $2.5 billion from Secondaries and $1.8 billion from Infrastructure (which reflected $716.0 million of foreign exchange appreciation).

○	Realizations were driven by $3.5 billion from Corporate Private Equity, $1.7 billion from Secondaries and $1.0 billion from Tactical Opportunities.

○	Outflows were driven by $695.7 million from Secondaries, $373.3 million from Corporate Private Equity and $264.1 million from Infrastructure.

•

In our Credit & Insurance segment, an increase of $18.6 billion from $388.7 billion at March 31, 2025 to $407.3 billion at June 30, 2025. The net increase was due to inflows of $26.8 billion and market appreciation of $7.0 billion, offset by realizations of $10.0 billion and outflows of $5.3 billion.

○	Inflows were driven by $9.1 billion from private corporate credit, $7.6 billion from liquid corporate credit and $7.1 billion from infrastructure and asset based credit strategies.

○

Market appreciation was driven by $2.7 billion from private corporate credit (which reflected $693.6 million of foreign exchange appreciation), $2.3 billion from liquid corporate credit (which reflected $1.7 billion of foreign exchange appreciation) and $1.2 billion from the insurance platform.

○	Realizations were driven by $5.5 billion from private corporate credit and $2.5 billion from infrastructure and asset based credit strategies.

○	Outflows were driven by $2.9 billion from liquid corporate credit and $2.0 billion from private corporate credit.

•

In our Multi-Asset Investing segment, an increase of $2.2 billion from $87.8 billion at March 31, 2025 to $90.0 billion at June 30, 2025. The net increase was due to inflows of $2.7 billion and market appreciation of $2.2 billion, offset by outflows of $1.8 billion and realizations of $825.1 million.

○	Inflows were driven by $2.0 billion from Absolute Return.

○	Market appreciation was driven by $1.9 billion from Absolute Return (which reflected $202.8 million of foreign exchange appreciation).

○	Outflows were driven by $1.6 billion from Absolute Return.

○	Realizations were driven by $487.4 million from Multi-Strategy.

Total Assets Under Management were $1,211.2 billion at June 30, 2025, an increase of $84.0 billion compared to $1,127.2 billion at December 31, 2024. The net increase was due to:

•

In our Real Estate segment, an increase of $9.6 billion from $315.4 billion at December 31, 2024 to $325.0 billion at June 30, 2025. The net increase was due to inflows of $13.4 billion and market appreciation of $10.4 billion, offset by realizations of $9.6 billion and outflows of $4.6 billion.

○	Inflows were driven by $3.5 billion from BREDS, $3.4 billion from BREIT, $2.5 billion from BPP and co-investment and $2.1 billion from BREP and co-investment.

○

Market appreciation was primarily driven by appreciation of $4.0 billion from BREP and co-investment (which reflected $4.4 billion of foreign exchange appreciation), $2.4 billion from BREDS (which reflected $177.7 million of foreign exchange appreciation) and $2.0 billion from BPP and co-investment (which reflected $3.8 billion of foreign exchange appreciation).

○	Realizations were driven by $4.7 billion from BREDS, $2.2 billion from BREIT and $1.4 billion from BREP and co-investment.

○	Outflows were driven by $3.6 billion from BREIT.

•

In our Private Equity segment, an increase of $36.7 billion from $352.2 billion at December 31, 2024 to $388.9 billion at June 30, 2025. The net increase was due to inflows of $37.0 billion and market appreciation of $18.8 billion, offset by realizations of $13.8 billion and outflows of $5.2 billion.

○	Inflows were driven by $14.4 billion from Corporate Private Equity, $9.7 billion from Secondaries and $5.5 billion from Infrastructure.

○

Market appreciation was driven by appreciation of $6.8 billion from Corporate Private Equity (which reflected $2.3 billion of foreign exchange appreciation), $5.0 billion from Infrastructure (which reflected $1.0 billion of foreign exchange appreciation) and $3.5 billion from Secondaries.

○	Realizations were driven by $5.7 billion from Corporate Private Equity and $3.1 billion from Tactical Opportunities.

○	Outflows were driven by $2.1 billion from Corporate Private Equity and $1.3 billion from Infrastructure.

•

In our Credit & Insurance segment, an increase of $31.8 billion from $375.5 billion at December 31, 2024 to $407.3 billion at June 30, 2025. The net increase was due to inflows of $57.2 billion and market appreciation of $10.4 billion, offset by realizations of $23.8 billion and outflows of $11.9 billion.

○	Inflows were driven by $27.8 billion from private corporate credit, $12.9 billion from infrastructure and asset based credit strategies and $10.0 billion from liquid corporate credit.

○

Market appreciation was driven by appreciation of $4.7 billion from private corporate credit (which reflected $991.9 million of foreign exchange appreciation), $2.4 billion from liquid corporate credit (which reflected $1.7 billion of foreign exchange appreciation) and $1.7 billion from the insurance platform.

○	Realizations were driven by $14.6 billion from private corporate credit and $5.2 billion from infrastructure and asset based credit strategies.

○	Outflows were driven by $6.1 billion from liquid corporate credit and $4.6 billion from private corporate credit.

•

In our Multi-Asset Investing segment, an increase of $5.9 billion from $84.2 billion at December 31, 2024 to $90.0 billion at June 30, 2025. The net increase was due to inflows of $6.1 billion and market appreciation of $4.3 billion, offset by outflows of $2.9 billion and realizations of $1.6 billion.

○	Inflows were driven by $5.3 billion from Absolute Return.

○	Market appreciation was driven by $3.2 billion from Absolute Return (which reflected $358.8 million of foreign exchange appreciation).

○	Outflows were driven by $2.2 billion from Absolute Return.

○	Realizations were driven by $739.8 million from Multi-Strategy and $695.4 million from Absolute Return.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $887.1 billion at June 30, 2025, an increase of $27.0 billion compared to $860.1 billion at March 31, 2025. The net increase was due to:

•

In our Real Estate segment, an increase of $3.8 billion from $282.1 billion at March 31, 2025 to $285.8 billion at June 30, 2025. The net increase was due to inflows of $7.6 billion and market appreciation of $3.3 billion, offset by realizations of $5.4 billion and outflows of $1.7 billion.

○	Inflows were driven by $3.7 billion from BREDS, $2.0 billion from BREIT and $1.3 billion from BPP and related co-investment.

○

Market appreciation was driven by $1.5 billion from BREP and co-investment (which reflected $1.5 billion of foreign exchange appreciation), $746.0 million from BPP and co-investment (which reflected $2.5 billion of foreign exchange appreciation) and $578.1 million from BREIT (which reflected $197.6 million of foreign exchange appreciation).

○	Realizations were driven by $3.0 billion from BREDS and $1.3 billion from BREIT.

○	Outflows were driven by $1.5 billion from BREIT.

•

In our Private Equity segment, an increase of $5.9 billion from $226.2 billion at March 31, 2025 to $232.2 billion at June 30, 2025. The net increase was due to inflows of $7.6 billion and market appreciation of $2.5 billion, offset by realizations of $3.3 billion and outflows of $804.5 million.

○	Inflows were driven by $2.1 billion from Infrastructure, $1.7 billion from Secondaries, $1.4 billion from BXPE and $1.4 billion from Corporate Private Equity.

○	Market appreciation was driven by $1.2 billion from Infrastructure (which reflected $424.1 million of foreign exchange appreciation) and $760.1 million from BXPE.

○	Realizations were driven by $1.3 billion from Corporate Private Equity, $806.4 million Secondaries and $493.0 million from Infrastructure.

○	Outflows were driven by $209.1 million from Infrastructure, $198.6 million from BXPE and $150.9 million from BXLS.

•

In our Credit & Insurance segment, an increase of $14.8 billion from $274.1 billion at March 31, 2025 to $288.9 billion at June 30, 2025. The net increase was due to inflows of $23.8 billion and market appreciation of $3.9 billion, offset by realizations of $7.0 billion and outflows of $5.9 billion.

○	Inflows were driven by $7.6 billion from liquid corporate credit, $7.3 billion from private corporate credit and $6.0 billion from infrastructure and asset based credit strategies.

○

Market appreciation was driven by $2.3 billion from liquid corporate credit (which reflected $1.7 billion foreign exchange appreciation) and $1.6 billion from private corporate credit (which reflected $576.6 million of foreign exchange appreciation).

○	Realizations were driven by $2.9 billion from private corporate credit, $2.1 billion from infrastructure and asset based credit strategies and $2.0 billion from liquid corporate credit.

○	Outflows were driven by $2.8 billion from liquid corporate credit and $2.7 billion from private corporate credit.

•

In our Multi-Asset Investing segment, an increase of $2.5 billion from $77.7 billion at March 31, 2025 to $80.2 billion at June 30, 2025. The net increase was due to inflows of $2.9 billion and market appreciation of $2.1 billion, offset by outflows of $1.7 billion and realizations of $782.3 million.

○	Inflows were driven by $2.2 billion from Absolute Return.

○	Market appreciation was driven by $1.8 billion from Absolute Return (which reflected $203.0 million of foreign exchange appreciation).

○	Outflows were driven by $1.5 billion from Absolute Return.

○	Realizations were driven by $482.2 million from Multi-Strategy.

Fee-Earning Assets Under Management were $887.1 billion at June 30, 2025, an increase of $56.4 billion compared to $830.7 billion at December 31, 2024. The net increase was due to:

•

In our Real Estate segment, an increase of $6.9 billion from $278.9 billion at December 31, 2024 to $285.8 billion at June 30, 2025. The net increase was due to inflows of $13.6 billion and market appreciation of $6.9 billion, offset by realizations of $9.2 billion and outflows of $4.3 billion.

○	Inflows were driven by $4.7 billion from BREDS, $3.4 billion from BREIT and $2.0 billion from BREP and co-investment.

○

Market appreciation was driven by appreciation of $2.1 billion from BREP and co-investment (which reflected $2.1 billion of foreign exchange appreciation), $2.1 billion from BPP and co-investment (which reflected $3.7 billion of foreign exchange appreciation) and $1.5 billion from BREIT (which reflected $289.1 million of foreign exchange appreciation).

○	Realizations were driven by $5.3 billion from BREDS and $2.2 billion from BREIT.

○	Outflows were driven by $3.6 billion from BREIT.

•

In our Private Equity segment, an increase of $20.0 billion from $212.2 billion at December 31, 2024 to $232.2 billion at June 30, 2025. The net increase was due to inflows of $22.9 billion and market appreciation of $5.7 billion, offset by realizations of $6.1 billion and outflows of $2.5 billion.

○	Inflows were driven by $5.6 billion from Infrastructure, $4.1 billion from BXG, $4.0 billion from BXPE, $3.5 billion from Corporate Private Equity and $2.7 billion from BXLS.

○	Market appreciation was driven by appreciation of $3.9 billion from Infrastructure (which reflected $591.5 million of foreign exchange appreciation) and $1.2 billion from BXPE.

○	Realizations were driven by $2.2 billion from Corporate Private Equity, $1.4 billion from Secondaries and $1.3 billion from Tactical Opportunities.

○	Outflows were driven by $1.1 billion from BXLS, $439.4 million from Infrastructure and $332.5 million from BXPE.

•

In our Credit & Insurance segment, an increase of $24.3 billion from $264.6 billion at December 31, 2024 to $288.9 billion at June 30, 2025. The net increase was due to inflows of $44.2 billion and market appreciation of $5.8 billion, offset by realizations of $14.9 billion and outflows of $10.8 billion.

○	Inflows were driven by $14.9 billion from private corporate credit, $11.8 billion from liquid corporate credit and $11.2 billion from infrastructure and asset based credit strategies.

○

Market appreciation was driven by appreciation of $3.1 billion from private corporate credit (which reflected $1.0 billion of foreign exchange appreciation) and $2.3 billion from liquid credit strategies (which reflected $1.7 billion of foreign exchange appreciation).

○	Realizations were driven by $6.4 billion from private credit strategies, $4.4 billion from infrastructure and asset based credit strategies and $4.0 billion from liquid corporate credit.

○	Outflows were driven by $5.8 billion from liquid corporate credit and $3.6 billion from private corporate credit.

•

In our Multi-Asset Investing segment, an increase of $5.2 billion from $75.0 billion at December 31, 2024 to $80.2 billion at June 30, 2025. The net increase was due to inflows of $5.4 billion and market appreciation of $4.0 billion, offset by outflows of $2.7 billion and realizations of $1.5 billion.

○	Inflows were driven by $4.3 billion from Absolute Return.

○	Market appreciation was driven by $3.1 billion from Absolute Return (which reflected $359.1 million of foreign exchange appreciation).

○	Outflows were driven by $2.1 billion from Absolute Return.

○	Realizations were driven by $729.5 million from Multi-Strategy.

Dry Powder

The following presents our Dry Powder as of quarter end of each period:

Note:	Totals may not add due to rounding.

Net Accrued Performance Revenues

The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of June 30, 2025 and 2024. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. See “—Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	$		$
	June 30,
	2025		2024
	(Dollars in Millions)
Real Estate
BREP Global		$721		$1,294
BREP Europe		27		117
BREP Asia		98		97
BPP		45		73
BREDS		32		16

Total Real Estate (a)		923		1,595

Private Equity
BCP Global		1,869		1,508
BCP Asia		344		190
Energy/Energy Transition		515		417
Core Private Equity		266		243
Tactical Opportunities		227		159
Secondaries		1,270		813
Infrastructure		247		478
Life Sciences		239		125
BTAS/BXPE/Other		236		217

Total Private Equity (a)		5,212		4,150

Credit & Insurance		369		391

Multi-Asset Investing		103		78

Total Blackstone Net Accrued Performance Revenues		$6,608		$6,214

Note: Totals may not add due to rounding.

(a)	Real Estate and Private Equity include co-investments, as applicable.

For the twelve months ended June 30, 2025, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $3.3 billion, partially offset by net realized distributions of $2.9 billion.

Invested Performance Eligible Assets Under Management

The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital

The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
(a)

Perpetual Capital Total Assets Under Management for the Multi-Asset Investing segment was $247.1 million, $39.8 million and $186.1 million as of December 31, 2024, March 31, 2025 and June 30, 2025, respectively.

Perpetual Capital Total Assets Under Management was $484.6 billion as of June 30, 2025, an increase of $20.1 billion, compared to $464.4 billion as of March 31, 2025. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $11.5 billion and $6.6 billion, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, growth in insurance capital managed in the segment and in BCRED resulted in increases of $7.9 billion and $2.4 billion, respectively.

•	In our Private Equity segment, growth in Infrastructure and BXPE resulted in increases of $4.5 billion and $2.3 billion, respectively.

Perpetual Capital Total Assets Under Management was $484.6 billion as of June 30, 2025, an increase of $39.8 billion, compared to $444.8 billion as of December 31, 2024. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $21.0 billion and $14.8 billion, respectively. Principal drivers of the increases were:

•	In our Credit & Insurance segment, growth in insurance capital managed in the segment and in BCRED resulted in increases of $10.3 billion and $7.6 billion, respectively.

•	In our Private Equity segment, growth in Infrastructure and BXPE resulted in increases of $9.0 billion and $5.3 billion, respectively.

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

The following tables present the investment record of our significant and formerly significant carry/drawdown funds and select perpetual capital strategies from inception through June 30, 2025:

Carry/Drawdown Funds

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP		$140,714		$—		$—		n/a		—		$345,190		2.5x		$345,190		2.5x		33%		33%
BREP I (Sep 1994 / Oct 1996)		380,708		—		—		n/a		—		1,327,708		2.8x		1,327,708		2.8x		40%		40%
BREP II (Oct 1996 / Mar 1999)		1,198,339		—		—		n/a		—		2,531,614		2.1x		2,531,614		2.1x		19%		19%
BREP III (Apr 1999 / Apr 2003)		1,522,708		—		—		n/a		—		3,330,406		2.4x		3,330,406		2.4x		21%		21%
BREP IV (Apr 2003 / Dec 2005)		2,198,694		—		—		n/a		—		4,684,608		1.7x		4,684,608		1.7x		12%		12%
BREP V (Dec 2005 / Feb 2007)		5,539,418		—		2,336		n/a		—		13,468,476		2.3x		13,470,812		2.3x		11%		11%
BREP VI (Feb 2007 / Aug 2011)		11,060,122		—		1,752		n/a		—		27,764,962		2.5x		27,766,714		2.5x		13%		13%
BREP VII (Aug 2011 / Apr 2015)		13,506,798		898,732		1,584,660		0.5x		1%		28,788,970		2.2x		30,373,630		1.9x		18%		14%
BREP VIII (Apr 2015 / Jun 2019)		16,638,999		1,415,060		10,524,212		1.3x		1%		23,084,365		2.3x		33,608,577		1.8x		23%		12%
BREP IX (Jun 2019 / Aug 2022)		21,356,236		3,197,042		21,704,362		1.2x		1%		9,310,853		2.1x		31,015,215		1.4x		52%		8%
*BREP X (Aug 2022 / Feb 2028)		30,662,078		19,129,490		14,101,112		1.2x		1%		1,071,053		1.2x		15,172,165		1.2x		7%		10%

Total Global BREP		$104,204,814		$24,640,324		$47,918,434		1.2x		1%		$115,708,205		2.3x		$163,626,639		1.8x		17%		14%

BREP Int’l (Jan 2001 / Sep 2005)		€824,172		€—		€—		n/a		—		€1,373,170		2.1x		€1,373,170		2.1x		23%		23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)		1,629,748		—		—		n/a		—		2,583,032		1.8x		2,583,032		1.8x		8%		8%
BREP Europe III (Jun 2008 / Sep 2013)		3,205,420		385,566		56,204		0.3x		—		5,926,938		2.1x		5,983,142		2.0x		14%		13%
BREP Europe IV (Sep 2013 / Dec 2016)		6,676,604		1,047,011		940,560		0.7x		—		10,217,388		1.9x		11,157,948		1.7x		17%		11%
BREP Europe V (Dec 2016 / Oct 2019)		7,997,397		757,584		4,192,061		0.8x		—		6,762,819		3.8x		10,954,880		1.5x		41%		6%
BREP Europe VI (Oct 2019 / Sep 2023)		9,935,641		2,869,990		7,798,015		1.1x		—		3,512,882		2.6x		11,310,897		1.4x		72%		8%
*BREP Europe VII (Sep 2023 / Mar 2029)		9,783,376		7,332,218		2,917,076		1.2x		—		47,242		1.1x		2,964,318		1.2x		n/m		15%

Total BREP Europe		€40,052,358		€12,392,369		€15,903,916		1.0x		—		€30,423,471		2.3x		€46,327,387		1.5x		16%		10%

continued...

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)		$4,262,075		$898,761		$1,509,465		1.8x		26%		$7,369,699		2.0x		$8,879,164		1.9x		15%		12%
BREP Asia II (Dec 2017 / Mar 2022)		7,358,270		1,236,069		6,202,463		1.2x		6%		2,387,241		1.8x		8,589,704		1.3x		23%		4%
*BREP Asia III (Mar 2022 / Sep 2027)		8,225,740		4,628,445		3,884,536		1.1x		1%		70,976		2.3x		3,955,512		1.1x		42%		-2%

Total BREP Asia		19,846,085		6,763,275		11,596,464		1.2x		7%		9,827,916		1.9x		21,424,380		1.5x		16%		8%
BREP Co-Investment (f)		7,782,389		136,284		1,142,965		1.4x		—		15,277,156		2.2x		16,420,121		2.1x		16%		16%

Total BREP		$178,512,387		$45,899,019		$78,518,657		1.1x		2%		$177,993,322		2.2x		$256,511,979		1.7x		17%		13%

*BREDS High-Yield (Various) (g)		$27,607,180		$9,640,706		$5,402,248		1.1x		—		$22,923,144		1.3x		$28,325,392		1.3x		10%		9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)		$859,081		$—		$—		n/a		—		$1,741,738		2.6x		$1,741,738		2.6x		19%		19%
BCP II (Oct 1993 / Aug 1997)		1,361,100		—		—		n/a		—		3,268,627		2.5x		3,268,627		2.5x		32%		32%
BCP III (Aug 1997 / Nov 2002)		3,967,422		—		—		n/a		—		9,228,707		2.3x		9,228,707		2.3x		14%		14%
BCOM (Jun 2000 / Jun 2006)		2,137,330		24,575		187		n/a		—		2,995,106		1.4x		2,995,293		1.4x		6%		6%
BCP IV (Nov 2002 / Dec 2005)		6,773,182		195,824		329		n/a		—		21,720,334		2.9x		21,720,663		2.9x		36%		36%
BCP V (Dec 2005 / Jan 2011)		21,009,112		982,018		7,751		n/a		100%		38,862,488		1.9x		38,870,239		1.9x		8%		8%
BCP VI (Jan 2011 / May 2016)		15,195,794		1,341,577		3,749,193		2.1x		5%		29,465,219		2.3x		33,214,412		2.2x		15%		12%
BCP VII (May 2016 / Feb 2020)		18,872,738		1,464,882		17,109,476		1.7x		17%		21,685,432		2.7x		38,794,908		2.1x		25%		13%
BCP VIII (Feb 2020 / Apr 2024)		25,753,034		7,205,084		27,089,459		1.4x		5%		5,102,888		2.3x		32,192,347		1.5x		35%		10%
*BCP IX (Apr 2024 / Apr 2030)		21,699,785		20,652,930		1,454,909		1.6x		—		—		n/a		1,454,909		1.6x		n/a		n/m
Energy I (Aug 2011 / Feb 2015)		2,441,558		174,492		390,794		2.0x		21%		4,456,022		2.0x		4,846,816		2.0x		13%		12%
Energy II (Feb 2015 / Feb 2020)		4,931,260		783,727		3,917,459		1.9x		61%		4,954,266		1.9x		8,871,725		1.9x		12%		8%
Energy III (Feb 2020 / Jun 2024)		4,355,417		1,675,267		5,203,019		2.1x		2%		2,301,128		2.4x		7,504,147		2.2x		38%		25%
*Energy Transition IV (Jun 2024 / Jun 2030)		5,852,687		4,738,767		1,458,397		1.5x		—		—		n/a		1,458,397		1.5x		n/a		n/m
BCP Asia I (Dec 2017 / Sep 2021)		2,437,080		417,510		2,715,503		2.2x		64%		2,886,025		3.0x		5,601,528		2.6x		43%		24%
*BCP Asia II (Sep 2021 / Sep 2027)		6,794,242		4,558,655		4,495,291		2.3x		21%		858,688		3.4x		5,353,979		2.4x		106%		41%
BCP Asia III (TBD)		7,906,614		7,906,614		—		n/a		—		—		n/a		—		n/a		n/a		n/a
Core Private Equity I (Jan 2017 / Mar 2021) (h)		4,760,130		1,184,250		7,607,485		2.0x		—		3,086,102		5.5x		10,693,587		2.5x		59%		16%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)		8,231,069		5,028,913		5,067,196		1.5x		—		502,247		n/a		5,569,443		1.6x		n/a		14%

Total Corporate Private Equity		$165,338,635		$58,335,085		$80,266,448		1.7x		12%		$153,115,017		2.3x		$233,381,465		2.0x		16%		15%

continued...

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)		$31,299,857		$12,676,036		$14,449,563		1.3x		5%		$27,911,570		1.8x		$42,361,133		1.6x		14%		11%
*Tactical Opportunities Co-Investment and Other (Various)		10,719,054		1,232,593		4,710,265		1.4x		3%		11,033,570		1.8x		15,743,835		1.6x		18%		15%

Total Tactical Opportunities		$42,018,911		$13,908,629		$19,159,828		1.3x		5%		$38,945,140		1.8x		$58,104,968		1.6x		16%		12%

Growth
BXG I (Jul 2020 / Feb 2025)		$4,968,719		$724,615		$4,111,011		1.0x		1%		$561,134		2.7x		$4,672,145		1.1x		n/m		-1%
*BXG II (Feb 2025 / Feb 2030)		4,389,899		4,342,078		—		n/a		—		—		n/a		—		n/a		n/a		n/a

Total Growth		$9,358,618		$5,066,693		$4,111,011		1.0x		1%		$561,134		2.7x		$4,672,145		1.1x		n/m		-1%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)		$11,035,527		$9,572		$1,962		n/a		—		$16,796,758		n/a		$16,798,720		1.7x		n/a		13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)		4,362,772		590,701		529,398		n/a		—		4,543,440		n/a		5,072,838		1.7x		n/a		13%
Strategic Partners VII (May 2016 / Mar 2019) (i)		7,489,970		1,633,510		2,657,693		n/a		—		8,036,195		n/a		10,693,888		1.9x		n/a		15%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)		1,749,807		517,352		1,395,364		n/a		—		1,240,984		n/a		2,636,348		1.8x		n/a		16%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)		10,763,600		3,587,242		7,459,822		n/a		—		7,549,779		n/a		15,009,601		1.8x		n/a		21%
*Strategic Partners Real Estate, SMA and Other (Various) (i)		7,055,591		1,708,630		2,543,735		n/a		—		2,650,956		n/a		5,194,691		1.4x		n/a		11%
Strategic Partners Infrastructure III (Jun 2020 / Jun 2024) (i)		3,250,100		789,234		2,569,431		n/a		—		640,888		n/a		3,210,319		1.5x		n/a		18%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)		19,692,625		3,697,398		13,603,694		n/a		—		1,107,668		n/a		14,711,362		1.5x		n/a		21%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)		2,095,211		578,490		1,038,195		n/a		—		11,152		n/a		1,049,347		1.0x		n/a		-2%
*Strategic Partners Infrastructure IV (Jul 2024 / Jun 2029) (i)		4,637,949		4,190,514		69,750		n/a		—		—		n/a		69,750		n/m		n/a		n/m

Total Strategic Partners (Secondaries)		$72,133,152		$17,302,643		$31,869,044		n/a		—		$42,577,820		n/a		$74,446,864		1.6x		n/a		14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)		$910,000		$55,270		$699,827		2.1x		—		$586,139		1.4x		$1,285,966		1.7x		6%		9%
BXLS V (Jan 2020 / Mar 2025)		4,993,165		2,566,835		4,705,006		2.1x		1%		1,088,641		1.6x		5,793,647		2.0x		9%		20%

continued...

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)		$2,000,000		$97,114		$—		n/a		—		$4,809,113		1.6x		$4,809,113		1.6x		n/a		17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)		4,120,000		993,260		72,977		0.6x		—		6,678,087		1.4x		6,751,064		1.4x		n/a		9%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)		6,639,133		1,076,877		1,525,686		1.0x		38%		9,260,802		1.6x		10,786,488		1.5x		n/a		12%
*Mezzanine / Opportunistic IV (Jan 2021 / Jan 2026)		5,016,771		1,369,196		4,206,195		1.2x		—		2,526,842		1.6x		6,733,037		1.3x		n/a		13%
Mezzanine / Opportunistic V (TBD)		3,916,540		3,916,540		—		n/a		—		—		n/a		—		n/a		n/a		n/a

Total Mezzanine / Opportunistic		21,692,444		7,452,987		5,804,858		1.1x		10%		23,274,844		1.5x		29,079,702		1.4x		n/a		13%
Stressed / Distressed I (Sep 2009 / May 2013)		3,253,143		—		—		n/a		—		5,777,098		1.3x		5,777,098		1.3x		n/a		9%
Stressed / Distressed II (Jun 2013 / Jun 2018)		5,125,000		547,430		66,642		0.1x		—		5,504,072		1.2x		5,570,714		1.1x		n/a		1%
Stressed / Distressed III (Dec 2017 / Dec 2022)		7,356,380		1,068,577		1,454,800		0.8x		—		5,516,944		1.5x		6,971,744		1.3x		n/a		10%

Total Stressed / Distressed		15,734,523		1,616,007		1,521,442		0.7x		—		16,798,114		1.3x		18,319,556		1.2x		n/a		7%
European Senior Debt I (Feb 2015 / Feb 2019)		€1,964,689		€65,796		€172,113		0.3x		—		€2,981,872		1.3x		€3,153,985		1.1x		n/a		1%
European Senior Debt II (Jun 2019 / Jun 2023) (j)		4,088,344		916,352		2,799,584		0.9x		—		4,166,690		1.7x		6,966,274		1.3x		n/a		9%

Total European Senior Debt		€6,053,033		€982,148		€2,971,697		0.8x		—		€7,148,562		1.5x		€10,120,259		1.2x		n/a		6%
Energy I (Nov 2015 / Nov 2018)		$2,856,867		$1,154,819		$173,338		0.8x		—		$3,422,576		1.6x		$3,595,914		1.5x		n/a		10%
Energy II (Feb 2019 / Jun 2023)		3,616,081		1,464,279		619,526		1.0x		—		3,216,072		1.4x		3,835,598		1.3x		n/a		15%
*Energy III (May 2023 / May 2028)		6,477,000		3,043,157		3,936,437		1.1x		—		328,904		1.2x		4,265,341		1.1x		n/a		13%

Total Energy		12,949,948		5,662,255		4,729,301		1.1x		—		6,967,552		1.5x		11,696,853		1.3x		n/a		12%
*Senior Direct Lending (Dec 2023 / Dec 2025) (k)		2,057,661		736,905		2,162,525		1.1x		—		64,476		1.1x		2,227,001		1.1x		n/a		11%

Total Credit Drawdown Funds (l)		$59,340,235		$16,621,050		$19,149,462		1.0x		3%		$55,671,872		1.5x		$74,821,334		1.3x		n/a		10%

Select Perpetual Capital Strategies (m)

		$		$
Strategy (Inception Year) (a)	Investment Strategy	Total Assets Under Management		Total Net Return (m)
	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners Platform (2013) (o)	Core+ Real Estate		$64,298,098		4%
BREIT - Blackstone Real Estate Income Trust (2017) (p)	Core+ Real Estate		53,050,569		9%
BREIT - Class I (q)	Core+ Real Estate				9%
BXMT - Blackstone Mortgage Trust (2013) (r)	Real Estate Debt		6,129,160		7%
Private Equity
BXGP - Blackstone GP Stakes (2014) (s)	Minority GP Interests		11,656,689		14%
BIP - Blackstone Infrastructure Partners (2019) (t)	Infrastructure		51,540,327		17%
BXPE - Blackstone Private Equity Strategies Fund Program (2024) (u)	Private Equity		12,515,293		16%
BXPE - Class I (v)	Private Equity				17%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (w)	U.S. Direct Lending		16,311,870		11%
BCRED - Blackstone Private Credit Fund (2021) (x)	U.S. Direct Lending		83,511,801		10%
BCRED - Class I (y)	U.S. Direct Lending				10%
ECRED - Blackstone European Credit Fund (2022) (z)	European Direct Lending		€2,613,129		10%
ECRED - Class I (aa)	European Direct Lending				11%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	For the carry/drawdown funds only, represents funds that are in their investment period as of June 30, 2025.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)

Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2025 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(n)

Unless otherwise indicated, Total Net Return represents the annualized inception to June 30, 2025 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(o)

BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 fund, co-investment and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of June 30, 2025, these vehicles represented $4.4 billion of Total Assets Under Management.

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
(s)

Blackstone GP Stakes (“BXGP”) represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the Secondaries—GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. As of June 30, 2025, including co-investment vehicles that do not pay fees, BXGP Total Assets Under Management is $13.1 billion.

(t)

BIP represents the aggregate Total Assets Under Management and Total Net Return of infrastructure-focused funds for institutional investors with a primary focus on the U.S. and Europe. Including co-investment vehicles, BIP Total Assets Under Management is $62.4 billion.

(u)

The BXPE Total Net Return reflects a per share blended return, assuming the BXPE fund program had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. This return is not representative of the return experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of June 30, 2025. Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation. BXPE Total Assets Under Management reflects net asset value as of June 30, 2025. BXPE Total Assets Under Management, to the extent managed by a different business, is reported in such business for the purposes of segment Assets Under Management reporting.

(v)

Represents the blended Total Net Return for the BXPE fund program’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of June 30, 2025. Class I Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(w)

The BXSL Total Assets Under Management and Total Net Return are presented as of March 31, 2025. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(x)

The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of June 30, 2025 was $44.3 billion.

(y)

Represents the Total Net Return for BCRED’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. Class I Total Net Return is presented on an annualized basis and is from January 7, 2021.

(z)

The ECRED Total Net Return reflects a per share blended return, assuming ECRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by ECRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from October 3, 2022. Total AUM reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities as of June 30, 2025. ECRED net asset value as of June 30, 2025 was €1.3 billion.

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

Real Estate

The following table presents the results of operations for our Real Estate segment:

	$		$		$		$		$		$		$		$
	Three Months Ended								Six Months Ended
	June 30,				2025 vs. 2024				June 30,				2025 vs. 2024
	2025		2024		$		%		2025		2024		$		%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees		$673,154		$685,784		$(12,630)		-2%		$1,337,755		$1,379,963		$(42,208)		-3%
Transaction and Other Fees, Net		41,720		75,140		(33,420)		-44%		81,866		104,330		(22,464)		-22%
Management Fee Offsets		(3,582)		(3,467)		(115)		3%		(7,481)		(6,397)		(1,084)		17%

Total Management Fees, Net		711,292		757,457		(46,165)		-6%		1,412,140		1,477,896		(65,756)		-4%
Fee Related Performance Revenues		89,590		606		88,984		n/m		127,393		130,564		(3,171)		-2%
Fee Related Compensation		(170,209)		(184,404)		14,195		-8%		(340,734)		(358,973)		18,239		-5%
Other Operating Expenses		(87,048)		(92,378)		5,330		-6%		(170,329)		(182,140)		11,811		-6%

Fee Related Earnings		543,625		481,281		62,344		13%		1,028,470		1,067,347		(38,877)		-4%

Realized Performance Revenues		43,587		53,472		(9,885)		-18%		62,597		103,439		(40,842)		-39%
Realized Performance Compensation		(24,139)		(25,295)		1,156		-5%		(32,909)		(47,158)		14,249		-30%
Realized Principal Investment Income		2,797		7,053		(4,256)		-60%		3,146		9,246		(6,100)		-66%

Net Realizations		22,245		35,230		(12,985)		-37%		32,834		65,527		(32,693)		-50%

Segment Distributable Earnings		$565,870		$516,511		$49,359		10%		$1,061,304		$1,132,874		$(71,570)		-6%

n/m  Not meaningful.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Segment Distributable Earnings were $565.9 million for the three months ended June 30, 2025, an increase of $49.4 million, compared to $516.5 million for the three months ended June 30, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $62.3 million in Fee Related Earnings, partially offset by a decrease of $13.0 million in Net Realizations.

The performance of funds in our Real Estate segment was stable overall in the second quarter of 2025. Investments in digital infrastructure and multifamily drove appreciation in our opportunistic real estate funds and BREIT. The BPP funds, however, declined modestly, driven primarily by declines in the life science office portfolio, which has been impacted by elevated supply and increased tenant caution.

Nevertheless, we believe commercial real estate is increasingly well-positioned for a recovery. Our overall Real Estate equity portfolio has benefited and is set to benefit from positive cash flow growth, declining new supply and continued improvement in the cost and availability of debt. These factors should be constructive for asset values. Additionally, along with greater clarity in the U.S. policy environment and lower market volatility, these factors have contributed to a market environment that is more conducive to transaction activity. While we expect the market for larger realizations to remain muted in the near-term, we believe such factors, if sustained, should provide a strong foundation for acceleration in transaction activity. Additionally, these positive developments have coincided with improving investor sentiment, reflected in the continued decline in repurchase requests and a stronger quarter of fundraising in BREIT.

Nonetheless, the ultimate outcome of ongoing tariff negotiations could have an adverse impact on the U.S. economy and growth expectations as well as contribute to slower-than-anticipated interest rate decreases in a manner that could adversely affect valuations, fundraising and realizations in our Real Estate segment.

Fee Related Earnings

Fee Related Earnings were $543.6 million for the three months ended June 30, 2025, an increase of $62.3 million, compared to $481.3 million for the three months ended June 30, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $89.0 million in Fee Related Performance Revenues, partially offset by a decrease of $46.2 million in Management Fees, Net.

Fee Related Performance Revenues were $89.6 million for the three months ended June 30, 2025, an increase of $89.0 million, compared to $0.6 million for the three months ended June 30, 2024. The increase was primarily attributable to higher Fee Related Performance Revenues in BREIT.

Management Fees, Net were $711.3 million for the three months ended June 30, 2025, a decrease of $46.2 million, compared to $757.5 million for the three months ended June 30, 2024, primarily attributable to decreases in Transaction and Other Fees, Net and Base Management Fees. Transaction and Other Fees, Net decreased $33.4 million primarily attributable to a decrease in acquisition advisory fees paid to the advisor of our BREP funds. Base Management Fees decreased $12.6 million primarily attributable to a decrease in Fee-Earning Assets Under Management in Core+ and BREDS.

Net Realizations

Net Realizations were $22.2 million for the three months ended June 30, 2025, a decrease of $13.0 million, compared to $35.2 million for the three months ended June 30, 2024. The decrease in Net Realizations was primarily attributable to a decrease of $9.9 million in Realized Performance Revenues.

Realized Performance Revenues were $43.6 million for the three months ended June 30, 2025, a decrease of $9.9 million, compared to $53.5 million for the three months ended June 30, 2024. The decrease was primarily attributable to lower Realized Performance Revenues in BREDS.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Segment Distributable Earnings were $1.1 billion for the six months ended June 30, 2025, a decrease of $71.6 million, compared to $1.1 billion for the six months ended June 30, 2024. The decrease in Segment Distributable Earnings was attributable to decreases of $38.9 million in Fee Related Earnings and of $32.7 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $1.0 billion for the six months ended June 30, 2025, a decrease of $38.9 million, compared to $1.1 billion for the six months ended June 30, 2024. The decrease in Fee Related Earnings was primarily attributable to a decrease of $65.8 million in Management Fees, Net, partially offset by a decrease of $18.2 million in Fee Related Compensation.

Management Fees, Net were $1.4 billion for the six months ended June 30, 2025, a decrease of $65.8 million, compared to $1.5 billion for the six months ended June 30, 2024, primarily attributable to decreases in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees decreased $42.2 million primarily attributable to a decrease in Fee-Earning Assets Under Management in Core+ and BREDS. Transaction and Other Fees, Net decreased $22.5 million primarily attributable to a decrease in acquisition advisory fees paid to the advisor of our BREP funds.

Fee Related Compensation was $340.7 million for the six months ended June 30, 2025, a decrease of $18.2 million, compared to $359.0 million for the six months ended June 30, 2024. The decrease was primarily attributable to decreases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.

Net Realizations

Net Realizations were $32.8 million for the six months ended June 30, 2025, a decrease of $32.7 million, compared to $65.5 million for the six months ended June 30, 2024. The decrease in Net Realizations was primarily attributable to a decrease of $40.8 million in Realized Performance Revenues, partially offset by a decrease of $14.2 million in Realized Performance Compensation.

Realized Performance Revenues were $62.6 million for the six months ended June 30, 2025, a decrease of $40.8 million, compared to $103.4 million for the six months ended June 30, 2024. The decrease was primarily attributable to lower Realized Performance Revenues in BREDS.

Realized Performance Compensation was $32.9 million for the six months ended June 30, 2025, a decrease of $14.2 million, compared to $47.2 million for the six months ended June 30, 2024. The decrease was primarily attributable to the decrease in Realized Performance Revenues.

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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				Six Months Ended				June 30, 2025
	June 30,				June 30,				Inception to Date
	2025		2024		2025		2024		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VIII	-1%	-1%	0%	-1%	-2%	-2%	1%	0%	30%	23%	18%	12%
BREP IX	-2%	0%	0%	-1%	-3%	-2%	0%	-1%	77%	52%	13%	8%
BREP X	4%	2%	n/m	n/m	11%	7%	n/m	n/m	16%	7%	27%	10%
BREP Europe V (b)	-2%	-2%	-3%	-3%	-1%	-2%	-3%	-3%	50%	41%	11%	6%
BREP Europe VI (b)	-3%	-2%	0%	0%	-8%	-7%	1%	0%	97%	72%	14%	8%
BREP Asia II	1%	1%	2%	1%	3%	2%	0%	-1%	35%	23%	7%	4%
BREP Asia III	6%	5%	4%	0%	15%	12%	2%	-5%	63%	42%	9%	-2%
BREP Co-Investment (c)	-1%	-1%	4%	3%	0%	0%	2%	0%	18%	16%	18%	16%
BPP (d)	-2%	-3%	0%	0%	-2%	-3%	0%	0%	n/a	n/a	6%	4%
BREIT (e)	n/a	1%	n/a	0%	n/a	3%	n/a	2%	n/a	n/a	n/a	9%
BREIT—Class I (f)	n/a	1%	n/a	1%	n/a	3%	n/a	2%	n/a	n/a	n/a	9%
BREDS High-Yield (g)	3%	2%	3%	2%	7%	5%	8%	6%	14%	10%	14%	9%
BXMT (h)	n/a	-1%	n/a	-9%	n/a	16%	n/a	-13%	n/a	n/a	n/a	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
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

(d)

The BPP platform, which comprises over 30 fund, co-investment and separately managed account vehicles, represents the Core+ real estate funds which invest with a more modest risk profile and lower leverage.

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

Funds With Closed Investment Periods as of June 30, 2025

The Real Estate segment has thirteen funds with closed investment periods as of June 30, 2025: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of June 30, 2025, BREP VII, BREP VI, BREP V, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREP Europe VI, BREDS IV and BREDS III were above their carried interest thresholds as of June 30, 2025, while BREP Asia II and BREP Europe V were below their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	$		$		$		$		$		$		$		$
	Three Months Ended								Six Months Ended
	June 30,				2025 vs. 2024				June 30,				2025 vs. 2024
	2025		2024		$		%		2025		2024		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$605,068		$468,237		$136,831		29%		$1,183,512		$942,828		$240,684		26%
Transaction, Advisory and Other Fees, Net		108,988		46,238		62,750		136%		163,208		73,129		90,079		123%
Management Fee Offsets		(7,758)		376		(8,134)		n/m		(18,630)		101		(18,731)		n/m

Total Management and Advisory Fees, Net		706,298		514,851		191,447		37%		1,328,090		1,016,058		312,032		31%
Fee Related Performance Revenues		192,331		8,703		183,628		n/m		253,235		8,703		244,532		n/m
Fee Related Compensation		(266,925)		(158,068)		(108,857)		69%		(470,244)		(320,627)		(149,617)		47%
Other Operating Expenses		(112,300)		(87,436)		(24,864)		28%		(215,194)		(177,471)		(37,723)		21%

Fee Related Earnings		519,404		278,050		241,354		87%		895,887		526,663		369,224		70%

Realized Performance Revenues		408,980		381,797		27,183		7%		759,053		831,671		(72,618)		-9%
Realized Performance Compensation		(196,824)		(179,761)		(17,063)		9%		(367,965)		(400,242)		32,277		-8%
Realized Principal Investment Income		19,859		5,725		14,134		247%		29,035		28,154		881		3%

Net Realizations		232,015		207,761		24,254		12%		420,123		459,583		(39,460)		-9%

Segment Distributable Earnings		$751,419		$485,811		$265,608		55%		$1,316,010		$986,246		$329,764		33%

n/m	Not meaningful.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Segment Distributable Earnings were $751.4 million for the three months ended June 30, 2025, an increase of $265.6 million, compared to $485.8 million for the three months ended June 30, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $241.4 million in Fee Related Earnings and an increase of $24.3 million in Net Realizations.

Our Private Equity segment generated positive performance across all strategies in the second quarter of 2025, with particular strength in our Life Sciences and Secondaries strategies. In Corporate Private Equity, our operating companies exhibited broad-based strength with healthy revenue growth and resilient margin expansion. Greater clarity in the U.S. policy environment, including in respect of taxes and tariffs, and lower market volatility, have contributed to increased market transaction activity. A more conducive capital markets environment, if sustained, should provide a foundation for acceleration in transaction activity, including realizations, in our Private Equity segment going forward. Continued decelerating inflation may also encourage the lowering of interest rates, which would be positive for asset values. These positive developments have additionally coincided with improving investor sentiment, reflected in stronger fundraising in our drawdown and perpetual strategies. Nevertheless, the ultimate outcome of ongoing tariff negotiations could have an adverse impact on the U.S. economy and growth expectations as well as contribute to slower-than-anticipated interest rate decreases in a manner that could adversely affect valuations, fundraising and realizations in our Private Equity segment.

Fee Related Earnings

Fee Related Earnings were $519.4 million for the three months ended June 30, 2025, an increase of $241.4 million, compared to $278.1 million for the three months ended June 30, 2024. The increase in Fee Related Earnings was primarily attributable to increases of $191.4 million in Management and Advisory Fees, Net and $183.6 million in Fee Related Performance Revenues, partially offset by an increase of $108.9 million in Fee Related Compensation.

Management and Advisory Fees, Net were $706.3 million for the three months ended June 30, 2025, an increase of $191.4 million, compared to $514.9 million for the three months ended June 30, 2024, primarily attributable to increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $136.8 million primarily attributable to fee holiday expirations of BCP IX and BETP IV, as well as an increase in Fee-Earning Assets Under Management in BXPE and BIP. Transaction, Advisory and Other Fees, Net increased $62.8 million primarily attributable to increased volume of deal activity in BXCM.

Fee Related Performance Revenues were $192.3 million for the three months ended June 30, 2025, an increase of $183.6 million, compared to $8.7 million for the three months ended June 30, 2024. The increase was primarily attributable to crystallization of performance revenues in BXPE and BIP.

Fee Related Compensation was $266.9 million for the three months ended June 30, 2025, an increase of $108.9 million, compared to $158.1 million for the three months ended June 30, 2024. The increase was primarily attributable to increases in Fee Related Performance Revenues and Management and Advisory Fees, Net, both of which impact Fee Related Compensation.

Net Realizations

Net Realizations were $232.0 million for the three months ended June 30, 2025, an increase of $24.3 million, compared to $207.8 million for the three months ended June 30, 2024. The increase in Net Realizations was attributable to increases in Realized Performance Revenues of $27.2 million and in Realized Principal Investment Income of $14.1 million, partially offset by an increase in Realized Performance Compensation of $17.1 million.

Realized Performance Revenues were $409.0 million for the three months ended June 30, 2025, an increase of $27.2 million, compared to $381.8 million for the three months ended June 30, 2024. The increase was primarily attributable to increases in Realized Performance Revenues in Tactical Opportunities and BXLS, partially offset by a decrease in Secondaries.

Realized Principal Investment Income was $19.9 million for the three months ended June 30, 2025, an increase of $14.1 million, compared to $5.7 million for the three months ended June 30, 2024. The increase was primarily attributable to increases in Realized Principal Investment Income in Corporate Private Equity.

Realized Performance Compensation was $196.8 million for the three months ended June 30, 2025, an increase of $17.1 million, compared to $179.8 million for the three months ended June 30, 2024. The increase was primarily attributable to the increase in Realized Performance Revenues.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Segment Distributable Earnings were $1.3 billion for the six months ended June 30, 2025, an increase of $329.8 million, compared to $986.2 million for the six months ended June 30, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $369.2 million in Fee Related Earnings, partially offset by a decrease of $39.5 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $895.9 million for the six months ended June 30, 2025, an increase of $369.2 million, compared to $526.7 million for the six months ended June 30, 2024. The increase in Fee Related Earnings was primarily attributable to increases of $312.0 million in Management and Advisory Fees, Net and $244.5 million in Fee Related Performance Revenues, partially offset by an increase of $149.6 million in Fee Related Compensation.

Management and Advisory Fees, Net were $1.3 billion for the six months ended June 30, 2025, an increase of $312.0 million compared to $1.0 billion for the six months ended June 30, 2024, primarily attributable to increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $240.7 million primarily attributable to fee holiday expirations of BCP IX and BETP IV. Transaction, Advisory and Other Fees, Net increased $90.1 million primarily attributable to increased volume of deal activity in BXCM.

Fee Related Performance Revenues were $253.2 million for the six months ended June 30, 2025, an increase of $244.5 million compared to $8.7 million for the six months ended June 30, 2024. The increase was primarily attributable to crystallization of performance revenues in BXPE and BIP.

Fee Related Compensation was $470.2 million for the six months ended June 30, 2025, an increase of $149.6 million, compared to $320.6 million for the six months ended June 30, 2024. The increase was primarily attributable to increases in Fee Related Performance Revenues and Management and Advisory Fees, Net, both of which impact Fee Related Compensation.

Net Realizations

Net Realizations were $420.1 million for the six months ended June 30, 2025, a decrease of $39.5 million, compared to $459.6 million for the six months ended June 30, 2024. The decrease in Net Realizations was primarily attributable to a decrease of $72.6 million in Realized Performance Revenues, partially offset by a decrease of $32.3 million in Realized Performance Compensation.

Realized Performance Revenues were $759.1 million for the six months ended June 30, 2025, a decrease of $72.6 million, compared to $831.7 million for the six months ended June 30, 2024. The decrease was primarily attributable to decreases in Realized Performance Revenues in Corporate Private Equity and Secondaries.

Realized Performance Compensation was $368.0 million for the six months ended June 30, 2025, a decrease of $32.3 million, compared to $400.2 million for the six months ended June 30, 2024. The decrease was primarily attributable to a decrease in Realized Performance Revenues.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Six Months Ended				June 30, 2025
	June 30,				June 30,				Inception to Date
	2025		2024		2025		2024		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	2%	2%	-5%	-4%	3%	2%	0%	0%	19%	15%	17%	12%
BCP VII	6%	5%	2%	1%	9%	7%	5%	4%	33%	25%	18%	13%
BCP VIII	5%	4%	1%	0%	7%	4%	4%	2%	52%	35%	18%	10%
BCP Asia I	12%	10%	9%	8%	3%	3%	7%	5%	62%	43%	34%	24%
BCP Asia II	17%	14%	14%	12%	10%	6%	20%	15%	169%	106%	65%	41%
BEP II	-7%	-6%	2%	1%	-9%	-9%	14%	6%	16%	12%	13%	8%
BEP III	3%	2%	3%	2%	3%	2%	8%	6%	55%	38%	38%	25%
BCEP I	1%	1%	1%	1%	1%	1%	4%	3%	65%	59%	18%	16%
BCEP II	5%	5%	6%	5%	10%	8%	8%	6%	n/a	n/a	19%	14%
Tactical Opportunities	4%	2%	1%	1%	7%	4%	4%	2%	18%	14%	15%	11%
Tactical Opportunities Co-Investment and Other	6%	5%	3%	3%	12%	8%	4%	5%	21%	18%	19%	15%
Clarus IV	-1%	-1%	12%	10%	-1%	-2%	13%	11%	11%	6%	15%	9%
BXLS V	10%	8%	14%	11%	15%	12%	16%	12%	15%	9%	31%	20%
BXG I	1%	0%	2%	1%	5%	2%	1%	0%	n/m	n/m	3%	-1%
BXPE (e)	n/a	6%	n/a	2%	n/a	10%	n/a	4%	n/a	n/a	20%	16%
BXPE - Class I (f)	n/a	6%	n/a	n/a	n/a	10%	n/a	n/a	n/a	n/a	20%	17%
BIP (d)	3%	2%	6%	5%	11%	10%	12%	9%	n/a	n/a	21%	17%
Strategic Partners VII (b)	1%	0%	-4%	-4%	0%	-1%	-1%	-2%	n/a	n/a	20%	15%
Strategic Partners Real Assets II (b)	9%	8%	1%	1%	11%	10%	9%	8%	n/a	n/a	19%	16%
Strategic Partners VIII (b)	2%	1%	1%	0%	1%	0%	1%	0%	n/a	n/a	27%	21%
Strategic Partners Real Estate, SMA and Other (b)	-1%	-1%	-2%	-4%	2%	1%	-3%	-6%	n/a	n/a	13%	11%
Strategic Partners Infrastructure III (b)	4%	4%	4%	3%	5%	4%	5%	3%	n/a	n/a	26%	18%
Strategic Partners IX (b)	14%	12%	10%	8%	15%	13%	17%	13%	n/a	n/a	30%	21%
Strategic Partners GP Solutions (b)	4%	4%	-1%	-2%	1%	0%	0%	-1%	n/a	n/a	1%	-2%
BXGP (c)	3%	2%	6%	4%	10%	8%	14%	10%	n/a	n/a	21%	14%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
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

(c)

Blackstone GP Stakes (“BXGP”) gross and net returns represent BSCH I and II funds that invest as part of the Secondaries GP Stakes strategy. Returns include performance of investments in four public-market general partner stakes acquired in BSCH I, prior to a shift in BXGP’s strategy in 2017 to focus exclusively on private-markets general partners.

(d)	Gross and net returns reflect infrastructure-focused funds for institutional investors.
(e)

Reflects a per share blended return for each respective period, assuming the BXPE had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. These returns are not representative of the returns experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of June 30, 2025. Inception to date returns are presented on an annualized basis and are from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(f)

Represents the blended returns for BXPE’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of June 30, 2025. Class I Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

Funds With Closed Investment Periods as of June 30, 2025

Corporate Private Equity has eleven funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCP VIII, BCOM, BEP I, BEP II, BEP III, BCEP I and BCP Asia I. As of June 30, 2025, BCP IV was above its carried interest threshold (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would still be above its carried interest threshold even if all remaining investments were valued at zero. BCP V is comprised of two fund classes, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCP VIII, BCOM, BEP I, BEP II, BEP III, BCEP I and BCP Asia I were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Tactical Opportunities has various funds with closed investment periods, including but not limited to: BTOF-POOL, BTOF-POOL II, and BTOF-POOL III, which are each above their carried interest thresholds based on aggregate fund position. Blackstone Growth has one fund with a closed investment period, BXG I, which is not above its carried interest threshold. Secondaries has various funds with closed investment periods, including but not limited to: Strategic Partners Infrastructure III, Strategic Partners VIII, Strategic Partners Real Estate VII and BSCH I which are above their respective carried interest thresholds based on aggregate fund position. Blackstone Life Sciences has funds with a closed investment period: Clarus IV and BXLS V, which are each above their carried interest thresholds.

Credit & Insurance

The following table presents the results of operations for our Credit & Insurance segment:

	$		$		$		$		$		$		$		$
	Three Months Ended June 30,				2025 vs. 2024				Six Months Ended June 30,				2025 vs. 2024
	2025		2024		$		%		2025		2024		$		%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees		$467,657		$380,943		$86,714		23%		$910,880		$741,864		$169,016		23%
Transaction and Other Fees, Net		13,980		10,250		3,730		36%		29,460		20,036		9,424		47%
Management Fee Offsets		(11,010)		(993)		(10,017)		n/m		(22,669)		(1,885)		(20,784)		n/m

Total Management Fees, Net		470,627		390,200		80,427		21%		917,671		760,015		157,656		21%
Fee Related Performance Revenues		190,129		167,758		22,371		13%		385,337		333,301		52,036		16%
Fee Related Compensation		(220,305)		(172,551)		(47,754)		28%		(421,923)		(351,072)		(70,851)		20%
Other Operating Expenses		(107,426)		(88,348)		(19,078)		22%		(203,704)		(172,924)		(30,780)		18%

Fee Related Earnings		333,025		297,059		35,966		12%		677,381		569,320		108,061		19%

Realized Performance Revenues		87,393		91,247		(3,854)		-4%		178,990		106,367		72,623		68%
Realized Performance Compensation		(30,433)		(37,738)		7,305		-19%		(70,928)		(43,059)		(27,869)		65%
Realized Principal Investment Income		5,800		3,511		2,289		65%		113,703		7,072		106,631		n/m

Net Realizations		62,760		57,020		5,740		10%		221,765		70,380		151,385		215%

Segment Distributable Earnings		$395,785		$354,079		$41,706		12%		$899,146		$639,700		$259,446		41%

n/m	Not meaningful.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Segment Distributable Earnings were $395.8 million for the three months ended June 30, 2025, an increase of $41.7 million, compared to $354.1 million for the three months ended June 30, 2024. The increase in Segment Distributable Earnings was attributable to increases of $36.0 million in Fee Related Earnings and $5.7 million in Net Realizations.

Our Credit & Insurance segment demonstrated strong performance in the second quarter of 2025. Credit & Insurance funds have benefited from an environment of high interest rates, although these rates have decreased and may decrease further in light of decelerating inflation. Greater clarity in the U.S. policy environment, including in respect of taxes and tariffs, and lower market volatility have contributed to a strong pipeline of potential transactions for our credit funds. Nevertheless, the ultimate outcome of ongoing tariff negotiations could have an adverse impact on the U.S. economy and growth expectations as well as contribute to slower-than-anticipated interest rate decreases in a manner that could adversely affect transaction activity in our Credit & Insurance segment.

More broadly, we continue to see long-term structural shifts in the lending market. This has contributed to robust momentum in non-investment grade strategies, investment grade private credit and perpetual capital strategies. It has also facilitated opportunities to generate excess returns relative to liquid markets in our non-investment grade strategies and attractive and sizeable deployment opportunities in investment grade strategies. Moreover, rapidly expanding private credit markets and other opportunities for corporate and bank partnerships should continue to be supportive of overall transaction activity, including deployment. Given the significant opportunities in the space, competition in the private credit markets has increased and is likely to increase further as a result of product innovation and customization by private credit managers. In addition, regulatory measures aimed at reducing burden on U.S. banks, such as less onerous bank regulatory capital requirements, may also increase competition.

Fee Related Earnings

Fee Related Earnings were $333.0 million for the three months ended June 30, 2025, an increase of $36.0 million, compared to $297.1 million for the three months ended June 30, 2024. The increase in Fee Related Earnings was primarily attributable to increases of $80.4 million in Management Fees, Net and of $22.4 million in Fee Related Performance Revenues, partially offset by increases of $47.8 million in Fee Related Compensation and $19.1 million in Other Operating Expenses.

Management Fees, Net were $470.6 million for the three months ended June 30, 2025, an increase of $80.4 million, compared to $390.2 million for the three months ended June 30, 2024, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $86.7 million primarily attributable to inflows from Fee-Earning Assets Under Management in private corporate credit.

Fee Related Performance Revenues were $190.1 million for the three months ended June 30, 2025, an increase of $22.4 million, compared to $167.8 million for the three months ended June 30, 2024. The increase was primarily attributable to higher net investment income and Fee-Earning Assets Under Management in BCRED.

Fee Related Compensation was $220.3 million for the three months ended June 30, 2025, an increase of $47.8 million, compared to $172.6 million for the three months ended June 30, 2024. The increase was primarily attributable to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.

Other Operating Expenses were $107.4 million for the three months ended June 30, 2025, an increase of $19.1 million, compared to $88.3 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase in professional fees.

Net Realizations

Net Realizations were $62.8 million for the three months ended June 30, 2025, an increase of $5.7 million, compared to $57.0 million for the three months ended June 30, 2024. The increase in Net Realizations was primarily attributable to a decrease of $7.3 million in Realized Performance Compensation, partially offset by a decrease of $3.9 million in Realized Performance Revenues.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Segment Distributable Earnings were $899.1 million for the six months ended June 30, 2025, an increase of $259.4 million, compared to $639.7 million for the six months ended June 30, 2024. The increase in Segment Distributable Earnings was attributable to increases of $108.1 million in Fee Related Earnings and $151.4 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $677.4 million for the six months ended June 30, 2025, an increase of $108.1 million, compared to $569.3 million for the six months ended June 30, 2024. The increase in Fee Related Earnings was attributable to increases of $157.7 million in Management Fees, Net and $52.0 million in Fee Related Performance Revenues, partially offset by an increase of $70.9 million in Fee Related Compensation.

Management Fees, Net were $917.7 million for the six months ended June 30, 2025, an increase of $157.7 million, compared to $760.0 million for the six months ended June 30, 2024, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $169.0 million primarily attributable to an increase in Fee-Earning Assets Under Management in private corporate credit.

Fee Related Performance Revenues were $385.3 million for the six months ended June 30, 2025, an increase of $52.0 million, compared to $333.3 million for the six months ended June 30, 2024. The increase was primarily attributable to higher net investment income and Fee-Earning Assets Under Management in BCRED.

Fee Related Compensation was $421.9 million for the six months ended June 30, 2025, an increase of $70.9 million, compared to $351.1 million for the six months ended June 30, 2024. The increase was primarily attributable to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.

Net Realizations

Net Realizations were $221.8 million for the six months ended June 30, 2025, an increase of $151.4 million, compared to $70.4 million for the six months ended June 30, 2024. The increase in Net Realizations was attributable to increases of $106.6 million in Realized Principal Investment Income and of $72.6 million in Realized Performance Revenues, partially offset by an increase of $27.9 million in Realized Performance Compensation.

Realized Principal Investment Income was $113.7 million for the six months ended June 30, 2025, an increase of $106.6 million, compared to $7.1 million for the six months ended June 30, 2024. The increase was primarily attributable to the sale of Bistro, a portfolio visualization software platform developed by Blackstone.

Realized Performance Revenues were $179.0 million for the six months ended June 30, 2025, an increase of $72.6 million, compared to $106.4 million for the six months ended June 30, 2024. The increase was primarily attributable to higher Realized Performance Revenues in our Mezzanine and Stressed/Distressed funds.

Realized Performance Compensation was $70.9 million for the six months ended June 30, 2025, an increase of $27.9 million, compared to $43.1 million for the six months ended June 30, 2024. The increase was primarily attributable to the increase in Realized Performance Revenues.

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

The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2025 Inception to Date
	2025		2024		2025		2024
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	3%	2%	4%	3%	6%	4%	8%	6%	15%	10%
Liquid Credit (b)	2%	2%	2%	2%	3%	3%	4%	4%	5%	5%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
(b)

Private Credit returns include the Flagship commingled funds across the opportunistic lending, global middle market direct lending funds (including BXSL, BCRED, and ECRED strategies), stressed/distressed strategies, and non-investment grade infrastructure and asset based credit strategies. Separately managed accounts, funds with a limited number of limited partners that are not broadly marketed, inactive investment strategies, unlevered funds within a strategy that has designated levered and unlevered sleeves, and Multi-Asset Credit strategies are excluded. Liquid Credit returns include CLOs, closed-ended funds, open-ended funds and separately managed accounts. Only fee-earning funds exceeding $100 million of fair value at the beginning of each respective quarter-end are included. Funds in liquidation, funds investing primarily in investment grade corporate credit and asset based finance are excluded. Blackstone Funds that were contributed to BXCI as part of Blackstone’s acquisition of Blackstone Credit, formerly known as GSO, in March 2008 and the pre-acquisition date performance for funds and vehicles acquired by BXCI subsequent to March 2008, are also excluded.

Operating Metrics

The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	$		$		$		$
	Invested Performance				Estimated % Above
	Eligible Assets Under				High Water Mark/
	Management				Hurdle (a)
	As of June 30,				As of June 30,
	2025		2024		2025		2024
(Dollars in Thousands)
Credit & Insurance (b)		$115,155,531		$98,471,521		99%		96%

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

(b)

For the Credit & Insurance managed funds, at June 30, 2025, the incremental appreciation needed for the 1% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.4 billion, an increase of $1.5 billion, compared to $915.6 million at June 30, 2024. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of June 30, 2025, 17% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing

The following table presents the results of operations for our Multi-Asset Investing segment:

	$		$		$		$		$		$		$		$
	Three Months Ended								Six Months Ended
	June 30,				2025 vs. 2024				June 30,				2025 vs. 2024
	2025		2024		$		%		2025		2024		$		%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees		$130,793		$116,602		$14,191		12%		$251,644		$231,641		$20,003		9%
Transaction and Other Fees, Net		1,002		908		94		10%		2,465		1,979		486		25%
Management Fee Offsets		—		(80)		80		-100%		—		(80)		80		-100%

Total Management Fees, Net		131,795		117,430		14,365		12%		254,109		233,540		20,569		9%
Fee Related Compensation		(42,877)		(37,890)		(4,987)		13%		(84,397)		(76,318)		(8,079)		11%
Other Operating Expenses		(25,469)		(24,960)		(509)		2%		(49,891)		(49,565)		(326)		1%

Fee Related Earnings		63,449		54,580		8,869		16%		119,821		107,657		12,164		11%

Realized Performance Revenues		13,161		16,373		(3,212)		-20%		12,504		37,805		(25,301)		-67%
Realized Performance Compensation		(5,228)		(8,263)		3,035		-37%		(5,746)		(13,622)		7,876		-58%
Realized Principal Investment Income (Loss)		965		283		682		241%		1,447		(17,962)		19,409		n/m

Net Realizations		8,898		8,393		505		6%		8,205		6,221		1,984		32%

Segment Distributable Earnings		$72,347		$62,973		$9,374		15%		$128,026		$113,878		$14,148		12%

n/m	Not meaningful.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Segment Distributable Earnings were $72.3 million for the three months ended June 30, 2025, an increase of $9.4 million, compared to $63.0 million for the three months ended June 30, 2024. The increase in Segment Distributable Earnings was attributable to increases of $8.9 million in Fee Related Earnings and $0.5 million in Net Realizations.

Most strategies across our Multi-Asset Investing segment exhibited positive performance in the second quarter of 2025, with significantly less volatility than the broader markets. In particular, the Absolute Return Composite had its twenty-first consecutive quarter of positive performance, benefiting from performance across strategies, including quantitative, equities, macro and credit. Market volatility has decreased concurrently with greater clarity in the U.S. policy environment. As certain strategies in our Multi-Asset Investing segment are designed to capitalize on periods of market volatility, a sustained period of low volatility may make it more difficult for such strategies to generate strong returns.

In addition, certain of our strategies are designed to benefit from a high-interest rate environment. Accordingly, declining interest rates may make it more difficult for these Multi-Asset Investing strategies to replicate their positive performance. Conversely, if interest rates remain at sustained high levels for an extended period, certain investors may seek to reallocate capital away from traditional Multi-Asset Investing strategies in favor of fixed income investments. Outperformance by our Multi-Asset Investing segment strategies in a weak market environment has in some cases resulted in such strategies representing an increasing portion of the value of certain investors’ portfolios, which may limit such investors’ ability to allocate additional capital to certain funds in the segment, or result in such investors seeking to withdraw capital from such funds.

Fee Related Earnings

Fee Related Earnings were $63.4 million for the three months ended June 30, 2025, an increase of $8.9 million, compared to $54.6 million for the three months ended June 30, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $14.4 million in Management Fees, Net, partially offset by an increase of $5.0 million in Fee Related Compensation.

Management Fees, Net were $131.8 million for the three months ended June 30, 2025, an increase of $14.4 million, compared to $117.4 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase in Base Management Fees. Base Management Fees increased $14.2 million primarily attributable to an increase in Fee-Earning Assets Under Management in Absolute Return, Multi-Strategy and Harvest.

Fee Related Compensation was $42.9 million for the three months ended June 30, 2025, an increase of $5.0 million, compared to $37.9 million for the three months ended June 30, 2024. The increase was primarily attributable to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $8.9 million for the three months ended June 30, 2025, an increase of $0.5 million, compared to $8.4 million for the three months ended June 30, 2024. The increase was attributable to a decrease of $3.0 million in Realized Performance Compensation and an increase of $0.7 million in Realized Principal Investment Income (Loss), partially offset by a decrease of $3.2 million in Realized Performance Revenues.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Segment Distributable Earnings were $128.0 million for the six months ended June 30, 2025, an increase of $14.1 million, compared to $113.9 million for the six months ended June 30, 2024. The increase in Segment Distributable Earnings was attributable to increases of $12.2 million in Fee Related Earnings and $2.0 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $119.8 million for the six months ended June 30, 2025, an increase of $12.2 million, compared to $107.7 million for the six months ended June 30, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $20.6 million in Management Fees, Net, partially offset by an increase of $8.1 million in Fee Related Compensation.

Management Fees, Net were $254.1 million for the six months ended June 30, 2025, an increase of $20.6 million, compared to $233.5 million for the six months ended June 30, 2024, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $20.0 million, primarily attributable to an increase in Fee-Earning Assets Under Management in Absolute Return, Multi-Strategy and Harvest.

Fee Related Compensation was $84.4 million for the six months ended June 30, 2025, an increase of $8.1 million, compared to $76.3 million for the six months ended June 30, 2024. The increase was primarily attributable to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $8.2 million for the six months ended June 30, 2025, an increase of $2.0 million, compared to $6.2 million for the six months ended June 30, 2024. The increase in Net Realizations was primarily attributable to an increase of $19.4 million in Realized Principal Investment Income (Loss) and a decrease of $7.9 million in Realized Performance Compensation, partially offset by a decrease of $25.3 million in Realized Performance Revenues.

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

The following table presents the return information of the Absolute Return Composite:

	Three				Six				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	June 30,				June 30,				June 30, 2025
	2025		2024		2025		2024		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	3%	3%	2%	2%	5%	5%	7%	6%	12%	11%	10%	9%	10%	9%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics

The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	$		$		$		$
	Invested Performance Eligible Assets Under Management				Estimated % Above High Water Mark/ Benchmark (a)
	As of June 30,				As of June 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)		$52,523,386		$48,232,338		97%		98%

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

(b)

For the Multi-Asset Investing managed funds, at June 30, 2025, the incremental appreciation needed for the 3% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $172.3 million, an increase of $10.9 million, compared to $161.4 million at June 30, 2024. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of June 30, 2025, 13% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income (Loss) Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.		$764,244		$444,414		$1,379,096		$1,291,800
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		602,844		403,108		1,088,319		1,088,547
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		240,836		100,583		341,383		203,410
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		18,209		258		26,109		(39,411)

Net Income		1,626,133		948,363		2,834,907		2,544,346
Provision for Taxes		289,494		260,246		533,321		543,917

Net Income Before Provision for Taxes		1,915,627		1,208,609		3,368,228		3,088,263
Transaction-Related and Non-Recurring Items (a)		10,381		4,962		29,205		57,159
Amortization of Intangibles (b)		7,333		7,333		14,666		14,666
Impact of Consolidation (c)		(259,045)		(100,841)		(367,492)		(163,999)
Unrealized Performance Revenues (d)		(313,256)		(122,239)		(576,457)		(568,175)
Unrealized Performance Allocations Compensation (e)		152,618		101,680		256,177		282,580
Unrealized Principal Investment (Income) Loss (f)		(294,093)		38,125		(455,350)		(404,851)
Other Revenues (g)		225,083		(19,541)		298,718		(64,288)
Equity-Based Compensation (h)		312,018		295,396		783,320		613,175
Administrative Fee Adjustment (i)		4,112		2,465		8,298		4,942
Taxes and Related Payables (j)		(195,015)		(163,728)		(382,745)		(340,873)

Distributable Earnings		1,565,763		1,252,221		2,976,568		2,518,599
Taxes and Related Payables (j)		195,015		163,728		382,745		340,873
Net Interest and Dividend Loss (k)		24,643		3,425		45,173		13,226

Total Segment Distributable Earnings		1,785,421		1,419,374		3,404,486		2,872,698
Realized Performance Revenues (l)		(553,121)		(542,889)		(1,013,144)		(1,079,282)
Realized Performance Compensation (m)		256,624		251,057		477,548		504,081
Realized Principal Investment Income (n)		(29,421)		(16,572)		(147,331)		(26,510)

Fee Related Earnings		$1,459,503		$1,110,970		$2,721,559		$2,270,987

Adjusted EBITDA Reconciliation
Distributable Earnings		$1,565,763		$1,252,221		$2,976,568		$2,518,599
Interest Expense (o)		125,033		108,424		242,983		216,064
Taxes and Related Payables (j)		195,015		163,728		382,745		340,873
Depreciation and Amortization (p)		26,642		25,336		48,868		51,389

Adjusted EBITDA		$1,912,453		$1,549,709		$3,651,164		$3,126,925

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

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations		$313,283		$122,229		$576,484		$568,172
Segment Adjustment		(27)		10		(27)		3

Unrealized Performance Revenues		$313,256		$122,239		$576,457		$568,175

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)		$365,391		$(31,776)		$524,104		$429,847
Segment Adjustment		(71,298)		(6,349)		(68,754)		(24,996)

Unrealized Principal Investment Income (Loss)		$294,093		$(38,125)		$455,350		$404,851

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents the removal of certain Transaction-Related and Non-Recurring Items.

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
GAAP Other Revenue		$(225,063)		$19,631		$(298,673)		$64,451
Segment Adjustment		(20)		(90)		(45)		(163)

Other Revenues		$(225,083)		$19,541		$(298,718)		$64,288

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
Taxes		$167,162		$141,656		$329,697		$297,529
Related Payables		27,853		22,072		53,048		43,344

Taxes and Related Payables		$195,015		$163,728		$382,745		$340,873

(k)

This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the tax receivable agreement.

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue		$100,389		$104,999		$197,809		$202,838
Segment Adjustment		1		—		1		—

Interest and Dividend Revenue		100,390		104,999		197,810		202,838

GAAP Interest Expense		135,822		108,616		253,937		216,819
Segment Adjustment		(10,789)		(192)		(10,954)		(755)

Interest Expense		125,033		108,424		242,983		216,064

Net Interest and Dividend Loss		$(24,643)		$(3,425)		$(45,173)		$(13,226)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.

(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the tax receivable agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	$		$
	June 30,
	2025		2024
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds		$5,101,278		$3,621,676
Equity Method Investments
Partnership Investments		6,942,526		6,107,429
Accrued Performance Allocations		12,054,879		11,132,801
Corporate Treasury Investments		229,497		176,330
Other Investments		6,807,324		5,388,053

Total GAAP Investments		$31,135,504		$26,426,289

Accrued Performance Allocations - GAAP		$12,054,879		$11,132,801
Due from Affiliates - GAAP (a)		229,359		235,767
Less: Net Realized Performance Revenues (b)		(456,507)		(146,832)
Less: Accrued Performance Compensation - GAAP (c)		(5,220,188)		(5,007,547)

Net Accrued Performance Revenues		$6,607,543		$6,214,189

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.

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

Total Assets were $45.4 billion as of June 30, 2025, an increase of $1.9 billion from December 31, 2024. The increase in Total Assets was primarily attributable to increases of $1.6 billion in total assets attributable to consolidated Blackstone funds and $648.4 million in total assets attributable to consolidated operating partnerships.

•	The increase in total assets attributable to consolidated Blackstone funds was primarily attributable to an increase of $1.2 billion in Investments.

○	The increase in Investments was primarily attributable to purchases made by consolidated fund entities.

•

The increase in total assets attributable to consolidated operating partnerships was primarily attributable to increases of $466.5 million in Investments and $263.4 million in Cash and Cash Equivalents, partially offset by a decrease of $219.7 million in Due from Affiliates.

○

The increase in Cash and Cash Equivalents was primarily attributable to ongoing operating activities, partially offset by the paydown of senior notes that matured and a partial paydown of our revolving credit facility (the “Revolving Credit Facility”) during the quarter ended June 30, 2025.

○	The increase in Investments was primarily attributable to appreciation in our Private Equity segment.

○	The decrease in Due from Affiliates was primarily attributable to a decrease in amounts due from certain non-controlling interest holders and Blackstone employees.

Total Liabilities were $24.3 billion as of June 30, 2025, an increase of $319.4 million from December 31, 2024. The increase in Total Liabilities was primarily attributable to an increase of $344.6 million in total liabilities attributable to consolidated operating partnerships.

•

The increase in total liabilities attributable to consolidated operating partnerships was primarily attributable to an increase of $647.1 million in Loans Payable, partially offset by a decrease of $307.3 million in Accounts Payable, Accrued Expenses and Other Liabilities.

○

The increase in Loans Payable was primarily attributable to a draw of the Revolving Credit Facility during the quarter ended March 31, 2025, partially offset by the paydown of senior notes that matured and a partial paydown of the Revolving Credit Facility during the quarter ended June 30, 2025.

○	The decrease in Accounts Payable, Accrued Expenses and Other Liabilities was primarily attributable to a decrease in unsettled purchases of investments.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes and other borrowings, liquid investments we hold on our balance sheet and access to our $4.325 billion committed Revolving Credit Facility. As of June 30, 2025, Blackstone had $2.2 billion in Cash and Cash Equivalents, $229.5 million invested in Corporate Treasury Investments and $6.8 billion in Other Investments (which included $6.3 billion of liquid investments), against $12.0 billion in borrowings, which included our bond issuances and $750.0 million of outstanding borrowings under the Revolving Credit Facility.

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

Capital Commitments

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2025 consisted of the following:

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP VII		$300,000		$20,075		$100,000		$6,692
BREP VIII		300,000		26,487		100,000		8,829
BREP IX		300,000		44,593		100,000		14,864
BREP X		300,000		189,232		100,000		63,077
BREP Europe III		100,000		11,257		35,000		3,752
BREP Europe IV		130,000		19,086		43,333		6,362
BREP Europe V		150,000		15,881		43,333		4,588
BREP Europe VI		130,000		39,885		43,333		13,295
BREP Europe VII		130,000		93,543		43,333		31,181
BREP Asia I		50,392		10,342		16,797		3,447
BREP Asia II		70,707		12,143		23,569		4,048
BREP Asia III		81,078		45,102		27,026		15,034
BREDS III		50,000		11,721		16,667		3,907
BREDS IV		50,000		15,751		49,113		15,471
BREDS V		50,000		37,312		48,070		35,871
BPP		251,369		32,772		—		—
Other (c)		38,184		16,061		—		—

Total Real Estate		2,481,730		641,243		789,574		230,418

Private Equity
BCP V		629,356		29,573		—		—
BCP VI		719,718		81,400		250,000		28,275
BCP VII		500,000		30,127		225,000		13,557
BCP VIII		500,000		125,164		225,000		56,324
BCP IX		500,000		475,308		225,000		213,889
BEP I		50,000		4,728		—		—
BEP II		80,000		10,498		26,667		3,499
BEP III		80,000		31,664		26,667		10,555
BETP IV		80,000		66,875		26,667		22,292
BCP Asia I		40,000		5,869		13,333		1,956
BCP Asia II		100,000		70,067		33,333		23,356
BCP Asia III		158,132		158,132		52,711		52,711

continued ...

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Private Equity (continued)
Core Private Equity I		$117,747		$27,016		$18,992		$4,358
Core Private Equity II		160,000		98,311		32,640		20,055
Tactical Opportunities		491,764		191,998		163,921		63,999
Strategic Partners (Secondaries)		1,508,981		668,307		1,208,531		575,853
BIP		474,845		85,239		—		—
Life Sciences		183,865		112,386		37,353		21,858
Growth		165,095		101,242		54,696		33,726
Other (c)		290,208		26,620		—		—

Total Private Equity		6,829,711		2,400,524		2,620,511		1,146,263

Credit & Insurance
Mezzanine / Opportunistic II		120,000		29,059		110,101		26,662
Mezzanine / Opportunistic III		130,783		34,082		98,118		25,569
Mezzanine / Opportunistic IV		122,000		53,347		116,185		50,804
Mezzanine / Opportunistic V		76,795		76,795		25,598		25,598
Stressed / Distressed II		125,000		51,612		119,878		49,497
Stressed / Distressed III		151,000		93,582		146,432		90,751
European Senior Debt I		63,000		2,873		56,882		2,594
European Senior Debt II		93,181		32,582		90,915		31,836
European Senior Debt III		23,870		14,598		19,705		12,051
Energy I		80,000		36,700		75,445		34,611
Energy II		150,000		102,832		149,036		102,171
Energy III		127,000		101,036		119,643		95,183
Energy SMAs		52,829		24,878		4,962		3,040
Credit Alpha Fund		52,102		19,752		50,670		19,209
Credit Alpha Fund II		25,500		12,550		24,385		12,001
Direct Lending SMAs		87,543		52,321		41,066		26,574
Other (c)		55,602		28,864		1,843		836

Total Credit & Insurance		1,536,205		767,463		1,250,864		608,987

continued ...

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance II		$50,000		$1,482		$—		$—
Strategic Alliance III		22,000		24,263		—		—
Strategic Alliance IV		15,000		10,360		—		—
Dislocation		20,000		10,357		—		—
Other (c)		4,246		1,824		—		—

Total Multi-Asset Investing		111,246		48,286		—		—

Other
Treasury (d)		1,207,294		856,497		—		—

		$12,166,186		$4,714,013		$4,660,949		$1,985,668

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

Borrowings

As of June 30, 2025, Blackstone Holdings Finance Co. L.L.C. and Blackstone Reg Finance Co. L.L.C. (each an “Issuer” and together the “Issuers”), both indirect subsidiaries of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

	$
Senior Notes (a)	Aggregate Principal Amount (Dollars/Euros in Thousands)
1.000%, Due 10/5/2026		€600,000
3.150%, Due 10/2/2027		$300,000
5.900%, Due 11/3/2027		$600,000
1.625%, Due 8/5/2028		$650,000
1.500%, Due 4/10/2029		€600,000
2.500%, Due 1/10/2030		$500,000
1.600%, Due 3/30/2031		$500,000
2.000%, Due 1/30/2032		$800,000
2.550%, Due 3/30/2032		$500,000
6.200%, Due 4/22/2033		$900,000
3.500%, Due 6/1/2034		€500,000
5.000%, Due 12/6/2034 (b)		$750,000
6.250%, Due 8/15/2042		$250,000
5.000%, Due 6/15/2044		$500,000
4.450%, Due 7/15/2045		$350,000
4.000%, Due 10/2/2047		$300,000
3.500%, Due 9/10/2049		$400,000
2.800%, Due 9/30/2050		$400,000
2.850%, Due 8/5/2051		$550,000
3.200%, Due 1/30/2052		$1,000,000

		$11,253,790

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

Blackstone, through Blackstone Holdings Finance Co. L.L.C., has a $4.325 billion unsecured Revolving Credit Facility with Citibank, N.A., as administrative agent with a maturity date of December 15, 2028. As of June 30, 2025, Blackstone had $750.0 million of outstanding borrowings under the Revolving Credit Facility. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.

For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and the Revolving Credit Facility see “—Contractual Obligations.”

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2025 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	$		$		$		$		$
Contractual Obligations	July 1, 2025 to December 31, 2025		2026-2027		2028-2029		Thereafter		Total
	(Dollars in Thousands)
Operating Lease Obligations (a)		$185,581		$431,996		$1,126,015		$1,839,132		$3,582,724
Purchase Obligations		103,548		160,614		17,508		976		282,646
Blackstone Operating Borrowings (b)		—		1,607,220		2,107,220		8,289,350		12,003,790
Interest on Blackstone Operating Borrowings (c)		468,494		919,968		769,606		3,407,943		5,566,011
Borrowings of Consolidated Blackstone Funds		—		—		132,242		—		132,242
Interest on Borrowings of Consolidated Blackstone Funds		4,824		19,140		10,776		—		34,740
Blackstone Funds Capital Commitments to Investee Funds (d)		312,016		—		—		—		312,016
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)		—		217,625		304,414		1,479,082		2,001,121
Unrecognized Tax Benefits, Including Interest and Penalties (f)		—		—		—		—		—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)		4,714,013		—		—		—		4,714,013

Consolidated Contractual Obligations		5,788,476		3,356,563		4,467,781		15,016,483		28,629,303
Borrowings of Consolidated Blackstone Funds		—		—		(132,242)		—		(132,242)
Interest on Borrowings of Consolidated Blackstone Funds		(4,824)		(19,140)		(10,776)		—		(34,740)
Blackstone Funds Capital Commitments to Investee Funds (d)		(312,016)		—		—		—		(312,016)

Blackstone Operating Entities Contractual Obligations		$5,471,636		$3,337,423		$4,324,763		$15,016,483		$28,150,305

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

(b)

Represents the principal amounts due on our senior notes and secured borrowings. For our senior notes, we assume no pre-payments and the borrowings are held until their final maturity. For our secured borrowings, we project pre-payments based on the performance of the underlying assets and principal may be paid down in full prior to their stated maturity. As of June 30, 2025, we had $750.0 million of outstanding borrowings under our Revolving Credit Facility, which are presented as due in 2028, the contractual maturity date of the Revolving Credit Facility.

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

(f)

Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $279.0 million and interest of $103.1 million as of June 30, 2025; therefore, such amounts are not included in the above contractual obligations table.

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

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our condensed consolidated financial statements as of June 30, 2025.

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

Share Repurchase Program

During the three and six months ended June 30, 2025, Blackstone repurchased 0.2 million and 0.4 million shares of common stock at a total cost of $27.8 million and $58.8 million, respectively. As of June 30, 2025, the amount remaining available for repurchases under the program was $1.8 billion.

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

With respect to the second quarter of fiscal year 2025, we paid to stockholders of our common stock a dividend of $1.03 per share, aggregating to $1.96 per share of common stock in respect of the two fiscal quarters ended June 30, 2025. With respect to fiscal year 2024, we paid stockholders aggregate dividends of $3.95 per share.

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

The following table presents information regarding financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Condensed Consolidated Statements of Financial Condition:

	$		$
	Repurchase Agreements		Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, June 30, 2025		$121.9		$2.0
Balance, December 31, 2024		$6.8		$1.9
Six Months Ended June 30, 2025
Average Daily Balance		$42.1		$1.9
Maximum Daily Balance		$297.4		$2.0

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

For vehicles within the Real Estate segment:

•

0.35% to 1.50% of committed capital or invested capital during the investment period or subsequent to the investment period, respectively, or gross asset value, for certain drawdown vehicles and co-investment vehicles,

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

For vehicles within the Private Equity segment:

•

0.50% to 1.75% of committed capital during the investment period or invested capital or gross investment value subsequent to the investment period for drawdown vehicles and certain co-investment vehicles,

•	0.50% to 1.75% of invested capital for certain separately managed accounts and co-investment vehicles, and

•	0.75% to 1.25% of net asset value for perpetual capital vehicles.

For vehicles within the Credit & Insurance segment:

•	0.20% to 1.25% of net asset value or fair value of investments for certain separately managed accounts and open-ended vehicles,

•	0.35% to 1.25% of net asset value or gross asset value of our BDCs and certain registered investment companies,

•	0.10% to 0.50% of the aggregate par amount of collateral assets, including principal cash, for CLO vehicles, and

•	0.20% to 1.50% of invested capital for drawdown vehicles and certain separately managed accounts.

For vehicles within the Multi-Asset Investing segment:

•	0.20% to 1.50% of net asset value for all vehicles.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of June 30, 2025 as compared to December 31, 2024. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 , as such factors may be updated from time to time in our subsequently filed reports, all of which are accessible on the United States Securities and Exchange Commission’s website at www.sec.gov.

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

The risks described in our Annual Report on Form 10-K and in our subsequently filed periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended June 30, 2025:

	$		$		$		$
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (a)
Apr. 1 - Apr. 30, 2025		27,270		$132.06		27,270		$1,777,644
May 1 - May 31, 2025		95,448		$140.75		95,448		$1,764,210
Jun. 1 - Jun. 30, 2025		77,282		$139.45		77,282		$1,753,433

		200,000				200,000

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Election of Directors

On August 6, 2025, Blackstone Group Management L.L.C., by a written consent as the sole holder of our Series II preferred stock, elected Stephen A. Schwarzman, Jonathan D. Gray, Joseph P. Baratta, William G. Parrett, James W. Breyer, Reginald J. Brown, Rochelle B. Lazarus, and Ruth Porat as directors of Blackstone Inc. Each director was serving as a director of Blackstone Inc. at the time of election.

Annual Meeting of Stockholders

We will hold our 2025 annual meeting of stockholders (the “Annual Meeting”) at 9:00 a.m., Eastern Time, on September 18, 2025. The Annual Meeting will be held in a virtual meeting format only. Stockholders of record at the close of business on August 18, 2025 (the “Record Date”) can attend the meeting at https://event.webcasts.com/starthere.jsp?ei=1726668&tp_key=fa41c35155. In order to access the Annual Meeting, please be prepared to confirm your ownership of common stock as of the Record Date. Please note that there will not be any matter for stockholders to vote on at the Annual Meeting, and, as such, no action is expected to be taken at the Annual Meeting. Please note that we are not planning on providing any update on our business during the Annual Meeting.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*+	Amended and Restated Limited Partnership Agreement of BXGA II GP L.P., dated as of August 8, 2025 and deemed effective as of February 19, 2025.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: August 8, 2025

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)