Form 10-Q
period 2025-09-30
Blackstone Inc.
filed 2025-11-07
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Exchange Act). Yes
☐
 No
☒
As of October 31, 2025, there were 738,450,871 shares of common stock of the registrant outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	$		$
	September 30, 2025		December 31, 2024
Assets
Cash and Cash Equivalents		$2,430,690		$1,972,140
Cash Held by Blackstone Funds and Other		401,558		204,052
Investments		31,528,443		29,800,566
Accounts Receivable		543,209		237,930
Due from Affiliates		5,845,843		5,409,315
Intangible Assets, Net		140,458		165,243
Goodwill		1,890,202		1,890,202
Other Assets		900,582		947,859
Right-of-Use Assets		773,030		838,620
Deferred Tax Assets		2,100,275		2,003,948

Total Assets		$46,554,290		$43,469,875

Liabilities and Equity
Loans Payable		$12,002,650		$11,320,956
Due to Affiliates		3,000,083		2,808,148
Accrued Compensation and Benefits		6,385,958		6,087,700
Operating Lease Liabilities		886,135		965,742
Accounts Payable, Accrued Expenses and Other Liabilities		2,918,023		2,792,314

Total Liabilities		25,192,849		23,974,860

Commitments and Contingencies
Redeemable Non-Controlling Interests in Consolidated Entities		1,476,212		801,399

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (747,812,724 shares issued and outstanding as of September 30, 2025; 731,925,965 shares issued and outstanding as of December 31, 2024)		7		7
Series I Preferred Stock, $ 0.00001 par value, 999,999,000 shares authorized, 1 share issued and outstanding as of September 30, 2025 and December 31, 2024)		—		—
Series II Preferred Stock, $ 0.00001 par value, 1,000 shares authorized, 1 share issued and outstanding as of September 30, 2025 and December 31, 2024)		—		—
Additional Paid-in-Capital		8,214,078		7,444,561
Retained Earnings		184,040		808,079
Accumulated Other Comprehensive Loss		(5,602)		(40,326)

Total Stockholders’ Equity of Blackstone Inc.		8,392,523		8,212,321
Non-Controlling Interests in Consolidated Entities		7,162,957		6,154,943
Non-Controlling Interests in Blackstone Holdings		4,329,749		4,326,352

Total Equity		19,885,229		18,693,616

Total Liabilities and Equity		$46,554,290		$43,469,875

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

	$		$
	September 30, 2025		December 31, 2024
Assets
Cash Held by Blackstone Funds and Other		$401,558		$204,052
Investments		5,507,078		3,890,732
Accounts Receivable		6,042		45,993
Due from Affiliates		345,279		19,956
Other Assets		7,281		9,807

Total Assets		$6,267,238		$4,170,540

Liabilities
Loans Payable		$328,044		$87,488
Due to Affiliates		169,834		229,478
Accounts Payable, Accrued Expenses and Other Liabilities		63,682		68,763

Total Liabilities		$561,560		$385,729

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Revenues
Management and Advisory Fees, Net		$2,056,248		$1,794,894		$5,996,060		$5,309,355

Incentive Fees		200,675		191,794		587,914		559,434

Investment Income (Loss)
Performance Allocations
Realized		997,296		414,755		2,389,166		1,598,913
Unrealized		(215,818)		1,154,918		360,666		1,723,090
Principal Investments
Realized		152,652		95,235		435,365		247,877
Unrealized		(238,658)		(1,864)		285,446		427,983

Total Investment Income		695,472		1,663,044		3,470,643		3,997,863

Interest and Dividend Revenue		107,538		109,774		305,347		312,612
Other		28,702		(96,312)		(269,971)		(31,861)

Total Revenues		3,088,635		3,663,194		10,089,993		10,147,403

Expenses
Compensation and Benefits
Compensation		845,659		732,041		2,745,379		2,293,491
Incentive Fee Compensation		61,882		73,464		186,274		224,310
Performance Allocations Compensation
Realized		354,765		169,740		927,846		689,370
Unrealized		(31,547)		465,099		224,630		747,679

Total Compensation and Benefits		1,230,759		1,440,344		4,084,129		3,954,850
General, Administrative and Other		383,580		340,945		1,076,770		1,022,823
Interest Expense		126,288		111,337		380,225		328,156
Fund Expenses		10,060		3,470		36,598		13,380

Total Expenses		1,750,687		1,896,096		5,577,722		5,319,209

Other Income
Net Gains from Fund Investment Activities		108,634		42,842		302,539		70,009

Total Other Income		108,634		42,842		302,539		70,009

Income Before Provision for Taxes		1,446,582		1,809,940		4,814,810		4,898,203
Provision for Taxes		209,657		245,303		742,978		789,220

Net Income		1,236,925		1,564,637		4,071,832		4,108,983
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		29,008		(22,184)		55,117		(61,595)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		125,890		202,929		467,273		406,339
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		457,110		603,057		1,545,429		1,691,604

Net Income Attributable to Blackstone Inc.		$624,917		$780,835		$2,004,013		$2,072,635

Net Income Per Share of Common Stock
Basic		$0.80		$1.02		$2.57		$2.71

Diluted		$0.80		$1.02		$2.57		$2.71

Weighted-Average Shares of Common Stock Outstanding
Basic		782,633,394		768,230,595		778,978,328		765,747,924

Diluted		782,681,135		768,280,366		779,212,020		765,933,326

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Net Income		$1,236,925		$1,564,637		$4,071,832		$4,108,983
Other Comprehensive Income (Loss) – Currency Translation Adjustment		(42,000)		75,461		199,527		30,493

Comprehensive Income		1,194,925		1,640,098		4,271,359		4,139,476

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		(943)		14,035		190,695		(45,207)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities		125,890		202,929		467,273		406,339
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings		451,718		618,291		1,574,654		1,697,185

Comprehensive Income Attributable to Non-Controlling Interests		576,665		835,255		2,232,622		2,058,317

Comprehensive Income Attributable to Blackstone Inc.		$618,260		$804,843		$2,038,737		$2,081,159

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	$	$		$		$		$		$		$		$		$		$
	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at June 30, 2025	739,055,944		7		$7,988,663		$362,614		$1,055		$8,352,339		$6,847,785		$4,391,627		$19,591,751		$1,487,129
Net Income	—		—		—		624,917		—		624,917		125,890		457,110		1,207,917		29,008
Currency Translation Adjustment	—		—		—		—		(6,657)		(6,657)		—		(5,392)		(12,049)		(29,951)
Capital Contributions	—		—		—		—		—		—		455,919		4,098		460,017		41,009
Capital Distributions	—		—		—		(803,491)		—		(803,491)		(266,385)		(542,431)		(1,612,307)		(50,983)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		(10)		—		—		(10)		(252)		—		(262)		—
Deferred Tax Effects on Equity Transactions	—		—		70,256		—		—		70,256		—		—		70,256		—
Equity-Based Compensation	—		—		190,396		—		—		190,396		—		115,560		305,956		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	7,842,326		—		(91,193)		—		—		(91,193)		—		—		(91,193)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(200,000)		—		(34,857)		—		—		(34,857)		—		—		(34,857)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		78,701		—		—		78,701		—		(78,701)		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,114,454		—		12,122		—		—		12,122		—		(12,122)		—		—

Balance at September 30, 2025	747,812,724		7		$8,214,078		$184,040		$(5,602)		$8,392,523		$7,162,957		$4,329,749		$19,885,229		$1,476,212

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	$	$		$		$		$		$		$		$		$		$
	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at June 30, 2024	722,540,712		$7		$6,260,619		$607,564		$(34,617)		$6,833,573		$5,682,606		$5,269,248		$17,785,427		$888,868
Transfer In Due to Consolidation of Fund Entities	—		—		—		—		—		—		87,643		—		87,643		—
Net Income (Loss)	—		—		—		780,835		—		780,835		202,929		603,057		1,586,821		(22,184)
Currency Translation Adjustment	—		—		—		—		24,008		24,008		—		15,234		39,242		36,219
Capital Contributions	—		—		—		—		—		—		186,158		3,218		189,376		43,083
Capital Distributions	—		—		—		(627,928)		—		(627,928)		(141,949)		(446,490)		(1,216,367)		(53,140)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		—		—		—		—		(1,420)		—		(1,420)		—
Deferred Tax Effects on Equity Transactions	—		—		52,997		—		—		52,997		—		—		52,997		—
Equity-Based Compensation	—		—		162,407		—		—		162,407		—		102,347		264,754		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	7,259,786		—		(75,561)		—		—		(75,561)		—		—		(75,561)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(1,000,000)		—		(140,817)		—		—		(140,817)		—		—		(140,817)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		(23,823)		—		—		(23,823)		—		23,823		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,899,466		—		21,966		—		—		21,966		—		(21,966)		—		—

Balance at September 30, 2024	730,699,964		$7		$6,257,788		$760,471		$(10,609)		$7,007,657		$6,015,967		$5,548,471		$18,572,095		$892,846

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	$	$		$		$		$		$		$		$		$		$
	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2024	731,925,965		$7		$7,444,561		$808,079		$(40,326)		$8,212,321		$6,154,943		$4,326,352		$18,693,616		$801,399
Transfer Out Due to Deconsolidation of Fund Entities	—		—		—		—		—		—		(389,344)		—		(389,344)		(127,295)
Net Income	—		—		—		2,004,013		—		2,004,013		467,273		1,545,429		4,016,715		55,117
Currency Translation Adjustment	—		—		—		—		34,724		34,724		—		29,225		63,949		135,578
Capital Contributions	—		—		—		—		—		—		1,577,341		12,397		1,589,738		763,254
Capital Distributions	—		—		—		(2,628,052)		—		(2,628,052)		(647,262)		(1,800,177)		(5,075,491)		(153,209)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		1,148		—		—		1,148		6		—		1,154		1,368
Deferred Tax Effects on Equity Transactions	—		—		139,543		—		—		139,543		—		—		139,543		—
Equity-Based Compensation	—		—		686,995		—		—		686,995		—		419,767		1,106,762		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	10,635,197		—		(167,725)		—		—		(167,725)		—		—		(167,725)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(600,000)		—		(93,688)		—		—		(93,688)		—		—		(93,688)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		140,877		—		—		140,877		—		(140,877)		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	5,851,562		—		62,367		—		—		62,367		—		(62,367)		—		—

Balance at September 30, 2025	747,812,724		$7		$8,214,078		$184,040		$(5,602)		$8,392,523		$7,162,957		$4,329,749		$19,885,229		$1,476,212

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	$	$		$		$		$		$		$		$		$		$
	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2023	719,358,114		$7		$6,175,190		$660,734		$(19,133)		$6,816,798		$5,177,255		$4,902,088		$16,896,141		$1,179,073
Transfer In Due to Consolidation of Fund Entities	—		—		—		—		—		—		87,643		—		87,643		1,065
Net Income (Loss)	—		—		—		2,072,635		—		2,072,635		406,339		1,691,604		4,170,578		(61,595)
Currency Translation Adjustment	—		—		—		—		8,524		8,524		—		5,581		14,105		16,388
Capital Contributions	—		—		—		—		—		—		700,343		8,160		708,503		55,316
Capital Distributions	—		—		—		(1,972,898)		—		(1,972,898)		(416,359)		(1,371,073)		(3,760,330)		(228,310)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		(134)		—		—		(134)		60,746		—		60,612		(69,091)
Deferred Tax Effects on Equity Transactions	—		—		121,541		—		—		121,541		—		—		121,541		—
Equity-Based Compensation	—		—		535,526		—		—		535,526		—		339,016		874,542		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	10,309,560		—		(127,730)		—		—		(127,730)		—		—		(127,730)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,700,000)		—		(473,510)		—		—		(473,510)		—		—		(473,510)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		(26,617)		—		—		(26,617)		—		26,617		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	4,732,290		—		53,522		—		—		53,522		—		(53,522)		—		—

Balance at September 30, 2024	730,699,964		$7		$6,257,788		$760,471		$(10,609)		$7,007,657		$6,015,967		$5,548,471		$18,572,095		$892,846

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	$		$
	Nine Months Ended September 30,
	2025		2024
Operating Activities
Net Income		$4,071,832		$4,108,983
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Realized Gains on Investments		(3,064,558)		(2,016,277)
Changes in Unrealized Gains on Investments		(462,922)		(512,196)
Non-Cash Performance Allocations		(360,666)		(1,723,090)
Non-Cash Performance Allocations and Incentive Fee Compensation		1,338,096		1,656,373
Equity-Based Compensation Expense		1,086,762		885,862
Amortization of Intangibles		26,924		26,944
Other Non-Cash Amounts Included in Net Income		31,896		(141,766)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities		—		22,101
Cash Relinquished with Deconsolidation of Fund Entities		(65,803)		(113,224)
Accounts Receivable		(377,686)		(133,900)
Due from Affiliates		(11,514)		(445,388)
Other Assets		81,113		(41,946)
Accrued Compensation and Benefits		(814,597)		(557,187)
Accounts Payable, Accrued Expenses and Other Liabilities		459,408		237,730
Due to Affiliates		(140,348)		2,713
Investments Purchased		(2,999,047)		(1,313,128)
Cash Proceeds from Sale of Investments		4,796,476		3,377,653

Net Cash Provided by Operating Activities		3,595,366		3,320,257

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements		(93,353)		(49,523)

Net Cash Used in Investing Activities		(93,353)		(49,523)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities		(800,029)		(650,455)
Contributions from Non-Controlling Interest Holders in Consolidated Entities		2,341,654		747,180
Payments Under Tax Receivable Agreement		(43,954)		(87,508)
Net Settlement of Vested Common Stock and Repurchase of Common Stock		(261,413)		(601,240)
Proceeds from Loans Payable		1,226,729		—

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	$		$
	Nine Months Ended September 30,
	2025		2024
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable		$(906,362)		$(83,787)
Dividends/Distributions to Stockholders and Unitholders		(4,415,832)		(3,335,811)

Net Cash Used in Financing Activities		(2,859,207)		(4,011,621)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other		13,250		2,701

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)		656,056		(738,186)
Beginning of Period		2,176,192		3,272,063

End of Period		$2,832,248		$2,533,877

Supplemental Disclosure of Cash Flows Information
Payments for Interest		$349,862		$269,804

Payments for Income Taxes		$352,704		$492,142

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders		$12,397		$8,160

Non-Cash Distributions to Non-Controlling Interest Holders		$(12,724)		$(2,374)

Transfer of Interests to Non-Controlling Interest Holders		$1,374		$(8,345)

Net Settlement of Vested Common Stock		$1,261,394		$925,711

Deferred Tax Asset Increase from Equity Transactions		$377,365		$274,453

Due to Affiliates Increase Related to the Impact of Conversions on Tax Receivable Agreements		$249,474		$152,912

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	$		$
	September 30, 2025		December 31, 2024
Cash and Cash Equivalents		$2,430,690		$1,972,140
Cash Held by Blackstone Funds and Other		401,558		204,052

		$2,832,248		$2,176,192

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

3.	Intangible Assets
Intangible Assets, Net consists of the following:

	$		$
	September 30, 2025		December 31, 2024
Finite-Lived Intangible Assets/Contractual Rights		$1,749,626		$1,769,372
Accumulated Amortization		(1,609,168)		(1,604,129)

Intangible Assets, Net		$140,458		$165,243

Amortization expense associated with Blackstone’s intangible assets was $9.0 million and $26.9 million for the three and nine months ended September 30, 2025, respectively, and $9.0 million and $26.9 million for the three and nine months ended September 30, 2024, respectively.
Amortization of Intangible Assets held at September 30, 2025 is expected to be $36.0 million, $36.1 million, $35.1 million, $18.2 million and $17.0 million for each of the years ending December 31, 2025, 2026, 2027, 2028 and 2029, respectively. Blackstone’s Intangible Assets as of September 30, 2025 are expected to amortize over a weighted-average period of 4.7 years.

4.	Investments
Investments consist of the following:

	$		$
	September 30, 2025		December 31, 2024
Investments of Consolidated Blackstone Funds		$5,507,078		$3,890,732
Equity Method Investments
Partnership Investments		6,936,411		6,546,728
Accrued Performance Allocations		11,933,738		12,397,366
Corporate Treasury Investments		262,582		1,147,328
Other Investments		6,888,634		5,818,412

		$31,528,443		$29,800,566

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $872.2 million and $439.7 million at September 30, 2025 and December 31, 2024, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Realized Gains (Losses)		$20,327		$10,721		$67,925		$(29,725)
Net Change in Unrealized Gains		61,445		28,698		174,029		84,216

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds		81,772		39,419		241,954		54,491
Interest and Dividend Revenue, Foreign Exchange Gains and Other Gains Attributable to Consolidated Blackstone Funds		26,862		3,423		60,585		15,518

Other Income – Net Gains from Fund Investment Activities		$108,634		$42,842		$302,539		$70,009

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2025 and 2024, no individual equity method investment held by Blackstone met the significance criteria.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $149.9 million and $215.3 million for the three months ended September 30, 2025 and 2024, respectively. Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $569.8 million and $512.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	$		$		$		$		$
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
Accrued Performance Allocations, December 31, 2024		$1,986,017		$9,461,936		$801,849		$147,564		$12,397,366
Performance Allocations as a Result of Changes in Fund Fair Values		(177,446)		2,678,109		170,225		207,734		2,878,622
Foreign Exchange Loss		(25,529)		—		—		—		(25,529)
Fund Distributions		(278,279)		(2,654,523)		(270,328)		(113,591)		(3,316,721)

Accrued Performance Allocations, September 30, 2025		$1,504,763		$9,485,522		$701,746		$241,707		$11,933,738

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third-party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Realized Gains (Losses)		$641		$(11)		$(7,544)		$(2,660)
Net Change in Unrealized Gains (Losses)		(706)		6,935		13,840		9,711

		$(65)		$6,924		$6,296		$7,051

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $415.8 million as of September 30, 2025. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 7. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Realized Gains (Losses)		$310		$(3,702)		$121,580		$1,114
Net Change in Unrealized Gains (Losses)		(235,495)		(21,118)		152,687		426,250

		$(235,185)		$(24,820)		$274,267		$427,364

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

5.	Derivative Financial Instruments
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

	$		$		$		$		$		$		$		$
	September 30, 2025								December 31, 2024
	Assets				Liabilities				Assets				Liabilities
	Notional		Fair Value		Notional		Fair Value		Notional		Fair Value		Notional		Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts		$613,740		$115,238		$601,000		$86,649		$624,740		$166,126		$600,000		$107,425
Foreign Currency Contracts		803,237		3,540		450,471		3,611		239,365		4,030		479,383		14,198
Credit Default Swaps		—		—		640		16		—		—		640		10
Total Return Swaps		25,511		5,064		—		—		58,263		10,153		—		—
Equity Options		—		—		1,424,267		1,090,494		—		—		1,139,400		938,216

		1,442,488		123,842		2,476,378		1,180,770		922,368		180,309		2,219,423		1,059,849

Investments of Consolidated Blackstone Funds
Interest Rate Contracts		879,258		16,534		879,258		16,534		785,790		13,243		915,215		15,918

		879,258		16,534		879,258		16,534		785,790		13,243		915,215		15,918

		$2,321,746		$140,376		$3,355,636		$1,197,304		$1,708,158		$193,552		$3,134,638		$1,075,767

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts		$(2,560)		$—		$(2,560)		$(614)
Foreign Currency Contracts		(8,608)		3,078		(8,724)		6,380
Credit Default Swaps		1		—		6		75
Total Return Swaps		4,142		6,455		12,616		19,325

		(7,025)		9,533		1,338		25,166

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts		15,157		(23,272)		(22,817)		(1,176)
Foreign Currency Contracts		16,473		8,028		10,097		2,413
Credit Default Swaps		5		(2)		(12)		(54)
Total Return Swaps		(1,921)		(3,592)		(2,463)		(6,930)
Equity Options		(11,729)		(106,119)		(152,278)		(293,646)

		17,985		(124,957)		(167,473)		(299,393)

		$10,960		$(115,424)		$(166,135)		$(274,227)

As of September 30, 2025 and December 31, 2024, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.

6.	Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	$		$
	September 30, 2025		December 31, 2024
Assets
Loans and Receivables		$469,766		$100,866
Equity and Preferred Securities		4,483,042		4,498,617
Debt Securities		9,120		63,671
Assets of Consolidated CLO Vehicles
Corporate Loans		—		62,426

		$4,961,928		$4,725,580

Liabilities
CLO Notes Payable		$—		$87,488
Corporate Treasury Commitments		709		368

		$709		$87,856

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	$		$		$		$
	Three Months Ended September 30,
	2025				2024
	Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)		Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables		$(521)		$2,319		$(625)		$406
Equity and Preferred Securities		409		2,894		884		(21,743)
Debt Securities		—		(2,280)		—		87
Assets of Consolidated CLO Vehicles
Corporate Loans		—		—		(438)		1,065

		$(112)		$2,933		$(179)		$(20,185)

Liabilities
CLO Notes Payable		$—		$—		$—		$(391)
Corporate Treasury Commitments		—		(417)		—		16

		$—		$(417)		$—		$(375)

	$		$		$		$
	Nine Months Ended September 30,
	2025				2024
	Realized Gains (Losses)		Net Change in Unrealized Gains		Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables		$(1,450)		$2,540		$(3,647)		$218
Equity and Preferred Securities		(7,352)		20,594		6,072		(23,094)
Debt Securities		642		(6,102)		—		(2,034)
Assets of Consolidated CLO Vehicles
Corporate Loans		(1,712)		1,038		(3,042)		2,520

		$(9,872)		$18,070		$(617)		$(22,390)

Liabilities
CLO Notes Payable		$—		$859		$—		$1,384
Corporate Treasury Commitments		—		(341)		—		(206)

		$—		$518		$—		$1,178

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	$		$		$		$		$		$
	September 30, 2025						December 31, 2024
			For Financial Assets Past Due (a)						For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal		Fair Value		Excess (Deficiency) of Fair Value Over Principal		Excess (Deficiency) of Fair Value Over Principal		Fair Value		Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables		$4,890		$—		$—		$2,769		$—		$—
Debt Securities		(61,368)		—		—		(55,890)		—		—
Assets of Consolidated CLO Vehicles Corporate Loans		—		—		—		(2,478)		1,359		—

		$(56,478)		$—		$—		$(55,599)		$1,359		$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of September 30, 2025 and December 31, 2024,
no
Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of September 30, 2025, there were no Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected that were past due but not in non-accrual
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

	$		$		$		$		$
	September 30, 2025
	Level I		Level II		Level III		NAV (a)		Total
Assets
Cash and Cash Equivalents		$58,506		$—		$—		$—		$58,506

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)		518		173,652		4,229,940		714,997		5,119,107
Debt Instruments		—		1,101		370,336		—		371,437
Freestanding Derivatives		—		16,534		—		—		16,534

Total Investments of Consolidated Blackstone Funds		518		191,287		4,600,276		714,997		5,507,078
Corporate Treasury Investments		72,969		48,086		90,629		50,898		262,582
Other Investments		2,290,194		4,016,600		138,738		15,830		6,461,362

Total Investments		2,363,681		4,255,973		4,829,643		781,725		12,231,022

Accounts Receivable - Loans and Receivables		—		—		469,766		—		469,766

Other Assets - Freestanding Derivatives		—		118,778		5,064		—		123,842

		$2,422,187		$4,374,751		$5,304,473		$781,725		$12,883,136

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives		$—		$16,534		$—		$—		$16,534
Freestanding Derivatives		—		90,276		1,090,494		—		1,180,770
Contingent Consideration		—		—		504		—		504
Corporate Treasury Commitments		—		—		709		—		709
Securities Sold, Not Yet Purchased		1,970		—		—		—		1,970

Total Accounts Payable, Accrued Expenses and Other Liabilities		1,970		106,810		1,091,707		—		1,200,487

		$1,970		$106,810		$1,091,707		$—		$1,200,487

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$
	December 31, 2024
	Level I		Level II		Level III		NAV		Total
Assets
Cash and Cash Equivalents		$60,799		$—		$—		$—		$60,799

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)		12,076		155,316		3,158,254		473,496		3,799,142
Debt Instruments		—		63,159		15,188		—		78,347
Freestanding Derivatives		—		13,243		—		—		13,243

Total Investments of Consolidated Blackstone Funds		12,076		231,718		3,173,442		473,496		3,890,732
Corporate Treasury Investments		67,729		565,968		450,345		63,286		1,147,328
Other Investments		2,089,838		3,182,353		179,522		6,289		5,458,002

Total Investments		2,169,643		3,980,039		3,803,309		543,071		10,496,062

Accounts Receivable - Loans and Receivables		—		—		100,866		—		100,866

Other Assets - Freestanding Derivatives		—		170,156		10,153		—		180,309

		$2,230,442		$4,150,195		$3,914,328		$543,071		$10,838,036

Liabilities
Loans Payable - CLO Notes Payable		$—		$87,488		$—		$—		$87,488

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives		—		15,918		—		—		15,918
Freestanding Derivatives		—		121,633		938,216		—		1,059,849
Contingent Consideration		—		—		504		—		504
Corporate Treasury Commitments		—		—		368		—		368
Securities Sold, Not Yet Purchased		1,916		—		—		—		1,916

Total Accounts Payable, Accrued Expenses and Other Liabilities		1,916		137,551		939,088		—		1,078,555

		$1,916		$225,039		$939,088		$—		$1,166,043

LLC Limited Liability Company.
(a)	A summary of the investments where the fair value is not readily determinable and NAV is used as a practical expedient as of September 30, 2025 is presented by strategy type below:

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
Strategy	Fair Value		Unfunded Commitments		Redemption Frequency (if currently eligible)		Redemption Notice Period
Equity		$110,959		$—		(1)		(1)
Real Estate		27,321		—		(2)		(2)
Infrastructure		636,272		76,816		(3)		(3)
Other		7,173		—		(4)		(4)

		$781,725		$76,816

(1)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 50% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 49% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing less than 1% of fair value of the investments in this category are in liquidation.

(2)	The Real Estate category includes investments in funds that primarily invest in real estate assets. All investments in this category are redeemable as of the reporting date.
(3)
The Infrastructure category includes investments in funds that primarily invest in infrastructure assets and companies. All investments in this category may not be redeemed at, or within three months of, the reporting date.

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
Equity Securities Subject to Sale Restrictions
Within Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of $523.3 million as of September 30, 2025. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include certain phased restrictions on (a) sale or transfer, (b) underwriter lock-ups
and (c) sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is 1.9 years. Level III equity securities included in Investments of Consolidated Blackstone Funds are illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements. Investments within Other Investments subject to restrictions on sale or transfer as a result of pledge arrangements are discussed in Note 16. “Commitments and Contingencies — Contingencies — Strategic Ventures.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Level III Quantitative Inputs and Assumptions
The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2025. Consistent with presentation in these notes to condensed consolidated financial statements, this table presents the Level III investments only of consolidated Blackstone funds and therefore does not reflect any other Blackstone funds.

	$		$		$		$		$		$
	Fair Value		Valuation Techniques		Unobservable Inputs		Ranges		Weighted- Average (a)		Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests		$4,229,940		Discounted Cash Flows		Discount Rate		4.3% - 40.7%		10.3%		Lower
						Exit Multiple - EBITDA		4.0x - 30.6x		16.4x		Higher
						Exit Capitalization Rate		3.1% - 14.6%		5.1%		Lower
Debt Instruments		370,336		Transaction Price		n/a

Total Investments of Consolidated Blackstone Funds		4,600,276
Corporate Treasury Investments		90,629		Discounted Cash Flows		Discount Rate		6.3%		6.3%		Lower
				Third Party Pricing		n/a
Loans and Receivables		469,766		Discounted Cash Flows		Discount Rate		5.5% - 13.9%		8.5%		Lower
				Third Party Pricing		n/a
Other Investments (b)		143,802		Discounted Cash Flows		Discount Rate		7.2% - 7.9%		7.5%		Lower
				Transaction Price		n/a

		$5,304,473

Financial Liabilities
Freestanding Derivatives (c)		$1,090,494		Option Pricing Model		Volatility		5.8% - 6.0%		5.8%		Higher
Other Liabilities (d)		1,213		Third Party Pricing		n/a
				Other		n/a

		$1,091,707

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2024:

	$		$		$		$		$		$
	Fair Value		Valuation Techniques		Unobservable Inputs		Ranges		Weighted- Average (a)		Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests		$3,158,254		Discounted Cash Flows		Discount Rate		4.2% - 39.1%		10.4%		Lower
						Exit Multiple - EBITDA		4.0x - 30.6x		15.4x		Higher
						Exit Capitalization Rate		3.1% - 15.0%		5.2%		Lower
Debt Instruments		15,188		Third-Party Pricing		n/a

Total Investments of Consolidated Blackstone Funds		3,173,442
Corporate Treasury Investments		450,345		Third-Party Pricing		n/a
				Transaction Price		n/a
Loans and Receivables		100,866		Discounted Cash Flows		Discount Rate		8.4% - 11.2%		9.3%		Lower
Other Investments (b)		189,675		Discounted Cash Flows		Discount Rate		7.1% - 7.7%		7.4%		Lower
				Third-Party Pricing		n/a

		$3,914,328

Financial Liabilities
Freestanding Derivatives (c)		$938,216		Option Pricing Model		Volatility		6.0%		n/a		Higher
Other Liabilities (d)		872		Third-Party Pricing		n/a
				Other		n/a

		$939,088

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third- Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of September 30, 2025 and December 31, 2024, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entities or an appropriate proxy is used to project the expected returns relevant for the fair value of the derivatives.
(d)	As of September 30, 2025 and December 31, 2024, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the nine months ended September 30, 2025, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
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

	$		$		$		$		$		$		$		$
	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2025								2024
	Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total		Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total
Balance, Beginning of Period		$4,751,597		$268,023		$269,519		$5,289,139		$2,881,553		$135,577		$183,677		$3,200,807
Transfer In Due to Consolidation and Acquisition		—		—		—		—		68,012		—		—		68,012
Transfer Into Level III (b)		415		—		—		415		29,855		—		—		29,855
Transfer Out of Level III (b)		(537,150)		—		—		(537,150)		(2,303)		—		—		(2,303)
Purchases		430,767		323,390		24,953		779,110		140,076		275,240		2,523		417,839
Sales		(50,887)		(121,751)		(72,228)		(244,866)		(81,616)		(200,850)		(1,535)		(284,001)
Issuances		—		750		—		750		—		10,883		—		10,883
Settlements (c)		—		(9,559)		(3,645)		(13,204)		—		(32,522)		(10,074)		(42,596)
Changes in Gains Included in Earnings		5,534		8,913		5,020		19,467		99,136		3,943		6,908		109,987

Balance, End of Period		$4,600,276		$469,766		$223,619		$5,293,661		$3,134,713		$192,271		$181,499		$3,508,483

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date		$52,958		$(326)		$1,612		$54,244		$33,937		$57		$2,401		$36,395

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$		$		$		$
	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2025								2024
	Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total		Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total
Balance, Beginning of Period		$3,173,442		$100,866		$624,414		$3,898,722		$2,683,631		$60,738		$373,024		$3,117,393
Transfer In Due to Consolidation and Acquisition		—		—		—		—		68,012		—		—		68,012
Transfer Out Due to Deconsolidation		(155,572)		—		—		(155,572)		(14,237)		—		—		(14,237)
Transfer Into Level III (b)		1,861		—		—		1,861		36,014		—		109,347		145,361
Transfer Out of Level III (b)		(539,189)		—		—		(539,189)		(24,426)		—		(58)		(24,484)
Purchases		2,053,577		802,626		223,226		3,079,429		479,093		594,528		8,198		1,081,819
Sales		(295,304)		(434,130)		(638,660)		(1,368,094)		(143,435)		(430,408)		(296,565)		(870,408)
Issuances		—		4,573		—		4,573		—		27,963		—		27,963
Settlements (c)		—		(20,957)		(15,242)		(36,199)		—		(67,913)		(19,929)		(87,842)
Changes in Gains Included in Earnings		361,461		16,788		29,881		408,130		50,061		7,363		7,482		64,906

Balance, End of Period		$4,600,276		$469,766		$223,619		$5,293,661		$3,134,713		$192,271		$181,499		$3,508,483

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date		$172,057		$(741)		$15,096		$186,412		$14,745		$(1,283)		$3,713		$17,175

	$		$		$		$		$		$
	Level III Financial Liabilities at Fair Value Three Months Ended September 30,
	2025						2024
	Freestanding Derivatives		Other Liabilities		Total		Freestanding Derivatives		Other Liabilities		Total
Balance, Beginning of Period		$1,078,766		$796		$1,079,562		$751,513		$1,990		$753,503
Changes in Losses (Gains) Included in Earnings		11,728		417		12,145		106,119		(16)		106,103

Balance, End of Period		$1,090,494		$1,213		$1,091,707		$857,632		$1,974		$859,606

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date		$11,728		$417		$12,145		$106,119		$(16)		$106,103

	$		$		$		$		$		$
	Level III Financial Liabilities at Fair Value Nine Months Ended September 30,
	2025						2024
	Freestanding Derivatives		Other Liabilities		Total		Freestanding Derivatives		Other Liabilities		Total
Balance, Beginning of Period		$938,216		$872		$939,088		$563,986		$1,651		$565,637
Changes in Losses (Gains) Included in Earnings		152,278		341		152,619		293,646		323		293,969

Balance, End of Period		$1,090,494		$1,213		$1,091,707		$857,632		$1,974		$859,606

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date		$152,278		$341		$152,619		$293,646		$323		$293,969

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.	Variable Interest Entities
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
non-consolidated
VIEs and any clawback obligation relating to previously distributed Performance Allocations. Blackstone’s maximum exposure to loss relating to non-consolidated
VIEs were as follows:

	$		$
	September 30, 2025		December 31, 2024
Investments		$5,172,135		$4,537,481
Due from Affiliates		231,389		242,109
Potential Clawback Obligation		40,857		41,908

Maximum Exposure to Loss		$5,444,381		$4,821,498

Amounts Due to Non-Consolidated VIEs		$60,945		$855

9.	Repurchase Agreements
As of September 30, 2025 and December 31, 2024, Blackstone had pledged securities with a carrying value of $388.8 million and $6.8 million, respectively.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged as of September 30, 2025 and December 31, 2024.

	$		$		$		$		$
	September 30, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days		30 - 90 Days		Greater than 90 D ays		Total
Repurchase Agreements
Loans		$—		$118,246		$191,273		$79,241		$388,760

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”										$388,760

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”										$—

	$		$		$		$		$
	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days		30 - 90 Days		Greater than 90 D ays		Total
Repurchase Agreements
Loans		$—		$6,758		$—		$—		$6,758

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”										$6,758

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”										$—

10.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of September 30, 2025 and December 31, 2024:

	$	$		$		$
September 30, 2025
	Gross and Net Amounts of Assets Presented in the Statement	Gross Amounts Not Offset in the Statement of Financial Condition
	of Financial Condition	Financial Instruments (a)		Cash Collateral Received		Net Amount
Assets
Freestanding Derivatives	$140,376		$106,093		$27,967		$6,316

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$	$		$		$
	September 30, 2025
	Gross and Net Amounts of Liabilities Presented in the Statement	Gross Amounts Not Offset in the Statement of Financial Condition
	of Financial Condition	Financial Instruments (a)		Cash Collateral Pledged		Net Amount
Liabilities
Freestanding Derivatives	$106,810		$106,062		$30		$718
Repurchase Agreements	388,760		388,760		—		—

	$495,570		$494,822		$30		$718

	$	$		$		$
December 31, 2024
	Gross and Net Amounts of Assets Presented in the Statement	Gross Amounts Not Offset in the Statement of Financial Condition
	of Financial Condition	Financial Instruments (a)		Cash Collateral Received		Net Amount
Assets
Freestanding Derivatives	$193,552		$122,391		$54,388		$16,773

	$	$		$		$
	December 31, 2024
	Gross and Net Amounts of Liabilities Presented in the Statement	Gross Amounts Not Offset in the Statement of Financial Condition
	of Financial Condition	Financial Instruments (a)		Cash Collateral Pledged		Net Amount
Liabilities
Freestanding Derivatives	$137,551		$125,056		$10		$12,485
Repurchase Agreements	6,758		6,758		—		—

	$144,309		$131,814		$10		$12,485

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Freestanding Derivative liabilities and repurchase agreements are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	$		$
	September 30, 2025		December 31, 2024
Furniture, Equipment and Leasehold Improvements		$950,227		$989,518
Less: Accumulated Depreciation		(425,599)		(483,200)

Furniture, Equipment and Leasehold Improvements, Net		524,628		506,318
Prepaid Expenses		192,522		192,777
Freestanding Derivatives		123,842		180,309
Other		59,590		68,455

		$900,582		$947,859

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2025, the aggregate cash balance on deposit relating to the cash pooling arrangements was $839.5 million, which was offset and reported net of the accompanying overdraft of $839.5 million.

11.	Borrowings
On October 16, 2025, Blackstone Holdings Finance Co. L.L.C., as borrower, and Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, entered into an amended and restated $4.325 billion revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders party thereto. The Revolving Credit Facility amends and restates Blackstone’s existing revolving credit facility to, among other things, extend the maturity date from December 15, 2028 to October 16, 2030 and increase the aggregate required minimum amount of fee generating assets under management.
On November 3, 2025, Blackstone, through its subsidiary Blackstone Reg Finance Co. L.L.C., issued $600 million aggregate principal amount of senior notes due November 3, 2030 (the “Registered 2030 Notes”), and $600 million aggregate principal amount of senior notes due February 15, 2036 (the “Registered 2036 Notes” and, together with the Registered 2030 Notes, the “Registered Notes”), pursuant to a Registration Statement on Form
S-3.
The Registered 2030 Notes have an interest rate of 4.300% per annum, and the Registered 2036 Notes have an interest rate of 4.950%. The Registered Notes accrue interest from November 3, 2025. Interest on the Registered 2030 Notes is payable semi-annually in arrears on May 3 and November 3 of each year commencing on May 3, 2026. Interest on the Registered 2036 Notes is payable semi-annually in arrears on February 15 and August 15 of each year commencing on February 15, 2026.
The following table presents each of Blackstone’s borrowings as of September 30
,
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
quarterly basis.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	September 30, 2025				December 31, 2024
Description	Carrying Value		Fair Value		Carrying Value		Fair Value
Blackstone Operating Borrowings
Revolving Credit Facility (a)		$550,000		$550,000		$—		$—
Senior Notes (b)
2.000%, Due 5/19/2025		—		—		315,860		309,502
1.000%, Due 10/5/2026		709,996		692,832		624,078		601,801
3.150%, Due 10/2/2027		299,163		294,801		298,864		287,007
5.900%, Due 11/3/2027		597,370		621,210		596,505		617,550
1.625%, Due 8/5/2028		647,111		607,172		646,374		579,189
1.500%, Due 4/10/2029		712,108		673,055		626,043		584,295
2.500%, Due 1/10/2030		495,332		466,320		494,568		444,970
1.600%, Due 3/30/2031		497,265		433,940		496,911		403,415
2.000%, Due 1/30/2032		791,446		687,768		790,508		644,816
2.550%, Due 3/30/2032		496,511		441,435		496,146		417,830
6.200%, Due 4/22/2033		893,086		981,432		892,561		946,818
3.500%, Due 6/1/2034		558,248		589,246		489,624		522,877
5.000%, Due 12/6/2034		741,366		757,695		741,218		726,023
6.250%, Due 8/15/2042		239,994		265,698		239,756		254,095
5.000%, Due 6/15/2044		490,484		470,545		490,261		457,335
4.450%, Due 7/15/2045		344,957		305,347		344,840		290,836
4.000%, Due 10/2/2047		291,546		238,743		291,372		230,337
3.500%, Due 9/10/2049		392,760		291,828		392,618		277,496
2.800%, Due 9/30/2050		394,367		251,584		394,252		238,256
2.850%, Due 8/5/2051		543,601		349,327		543,478		329,791
3.200%, Due 1/30/2052		987,895		681,970		987,682		652,770

		11,674,606		10,651,948		11,193,519		9,817,009
Other (c)
Secured Borrowing, Due 10/27/2033		—		—		19,949		19,949
Secured Borrowing, Due 1/29/2035		—		—		20,000		20,000

		11,674,606		10,651,948		11,233,468		9,856,958

Borrowings of Consolidated Blackstone Funds
Blackstone Fund Facilities (d)		328,044		331,661		—		—
CLO Notes Payable (e)		—		—		87,488		87,488

		328,044		331,661		87,488		87,488

		$12,002,650		$10,983,609		$11,320,956		$9,944,446

(a)
Represents the Revolving Credit Facility of Blackstone, through Blackstone Holdings Finance Co. L.L.C. Interest on the borrowings is based on an adjusted Secured Overnight Finance Rate (“SOFR”) or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of
0.06
%. The margin above adjusted SOFR used to calculate interest on borrowings was
0.75
%. The margin is subject to change based on

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Blackstone’s credit rating. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits.
The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning
assets under management, each tested quarterly. The $550.0 million of outstanding borrowings under the Revolving Credit Facility was repaid on November 5, 2025. As of September 30, 2025 and December 31, 2024, Blackstone had outstanding but undrawn letters of credit against the Revolving Credit Facility of $
39.3
 million and $
38.9
 million
,
respectively. The amount Blackstone can draw from the Credit Facility is reduced by the undrawn letters of credit.

(b)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(c)	The Secured Borrowings Due 10/27/2033 and 1/29/2035 were repaid during the nine months ended September 30, 2025.
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
. For periods prior to September 30, 2025, a portion of the outstanding borrowings consisted of subordinated notes, which did not have contractual interest rates but instead received distributions from the excess cash flows generated by the CLO vehicles. As of September 30, 2025, the CLO Notes Payable were fully deconsolidated, and there are no outstanding borrowings for the current period.

Scheduled principal payments for borrowings as of September 30, 2025 were as follows:

	$		$		$
	Blackstone Operating Borrowings		Borrowings of Consolidated Blackstone Funds		Total Borrowings
2025		$—		$50,543		$50,543
2026		704,040		101,087		805,127
2027		900,000		50,543		950,543
2028		1,200,000		—		1,200,000
2029		704,040		129,488		833,528
Thereafter		8,286,700		—		8,286,700

		$11,794,780		$331,661		$12,126,441

12.	Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of September 30, 2025, Blackstone had a valuation allowance of $34.6 million recorded against deferred tax assets.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of September 30, 2025, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

	$
Jurisdiction	Year
U.S. Federal		2021
New York City		2009
New York State		2016
United Kingdom		2011

13.	Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and nine months ended September 30, 2025 and 2024 was calculated as follows:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted		$624,917		$780,835		$2,004,013		$2,072,635

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic		782,633,394		768,230,595		778,978,328		765,747,924
Weighted-Average Shares of Unvested Deferred Restricted Common Stock		47,741		49,771		233,692		185,402

Weighted-Average Shares of Common Stock Outstanding, Diluted		782,681,135		768,280,366		779,212,020		765,933,326

Net Income Per Share of Common Stock
Basic		$0.80		$1.02		$2.57		$2.71

Diluted		$0.80		$1.02		$2.57		$2.71

Dividends Declared Per Share of Common Stock (a)		$1.03		$0.82		$3.40		$2.59

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2025 and 2024:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Weighted-Average Blackstone Holdings Partnership Units		446,880,401		454,290,705		448,310,264		456,139,859
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
During the three and nine months ended September 30, 2025, Blackstone repurchased 0.2 million and 0.6 million shares of common stock at a total cost of $34.9 million and $93.7 million, respectively. During the three and nine months ended September 30, 2024, Blackstone repurchased 1.0 million and 3.7 million shares of common stock at a total cost of $140.8 million and $473.5 million, respectively. As of September 30, 2025, the amount remaining available for repurchases under the program was $1.7 billion.
Shares Eligible for Dividends and Distributions
As of September 30, 2025, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

	$
	Shares/Units
Common Stock Outstanding		747,812,724
Unvested Participating Common Stock		34,915,679

Total Participating Common Stock		782,728,403
Participating Blackstone Holdings Partnership Units		446,455,699

		1,229,184,102

14.	Equity-Based Compensation
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the three and nine months ended September 30, 2025, Blackstone recorded compensation expense of $303.3 million and $1.1 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $92.5 million and $224.0 million, respectively. For the three and nine months ended September 30, 2024, Blackstone recorded compensation expense of $264.2 million and $885.9 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $65.0 million and $192.9 million, respectively.
As of September 30, 2025, there was $2.5 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of 3.3 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,229,242,193 as of September 30, 2025. Total outstanding phantom shares were 82,839 as of September 30, 2025.
A summary of the status of Blackstone’s unvested equity-based awards as of September 30, 2025 and of changes during the period January 1, 2025 through September 30, 2025 is presented below:

	$		$		$		$		$		$
	Blackstone Holdings				Blackstone Inc.
					Equity Settled Awards				Cash Settled Awards
Unvested Shares/Units	Partnership Units		Weighted- Average Grant Date Fair Value		Deferred Restricted Shares of Common Stock		Weighted- Average Grant Date Fair Value		Phantom Shares		Weighted- Average Grant Date Fair Value
Balance, December 31, 2024		850,409		$33.83		33,928,570		$103.44		70,517		$187.66
Granted		—		—		10,936,592		147.00		22,498		139.99
Vested		(623,521)		34.49		(13,036,395)		96.76		(20,955)		164.02
Forfeited		—		—		(1,197,962)		115.72		(4,028)		154.41

Balance, September 30, 2025		226,888		$32.02		30,630,805		$121.36		68,032		$167.52

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of September 30, 2025, are expected to vest:

	$		$
	Shares/Units		Weighted- Average Service Period in Years
Blackstone Holdings Partnership Units		222,490		0.3
Deferred Restricted Shares of Common Stock		27,216,836		2.9

Total Equity-Based Awards		27,439,326		2.9

Phantom Shares		56,321		3.0

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

15.	Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	$		$
	September 30, 2025		December 31, 2024
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies		$4,455,172		$4,049,707
Due from Certain Non-Controlling Interest Holders and Blackstone Employees		1,181,464		1,191,527
Accrual for Potential Clawback of Previously Distributed Performance Allocations		209,207		168,081

		$5,845,843		$5,409,315

	$		$
	September 30, 2025		December 31, 2024
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements		$2,053,277		$1,844,978
Due to Non-Consolidated Entities		221,137		208,537
Due to Certain Non-Controlling Interest Holders and Blackstone Employees		92,040		255,086
Accrual for Potential Repayment of Previously Received Performance Allocations		633,629		499,547

		$3,000,083		$2,808,148

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of September 30, 2025 and December 31, 2024, such investments aggregated $2.2 billion and $2.0 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $33.9 million and $40.0 million for the three months ended September 30, 2025 and 2024, respectively, and $138.5 million and $113.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2025. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”

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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $2.1 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $697.0 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.
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
Commitments
Investment Commitments
Blackstone had $5.5 billion of investment commitments as of September 30, 2025 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone funds had signed investment commitments of $749.7 million as of September 30, 2025, which includes $85.9 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $33.7 million as of September 30, 2025.
The Blackstone Holdings Partnerships provided guarantees to lending institutions (a) for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP and (b) in connection with transaction-related borrowings by non-consolidated
entities. The aggregate amount guaranteed as of September 30, 2025 was $79.7 million.
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
For each such arrangement, an asset or liability is recognized based on fair value with the maximum potential future obligation in respect of the target return capped at the fair value of the assets pledged by Blackstone in connection with the respective arrangement. As of September 30, 2025, across both arrangements, the fair value of the total assets pledged was $1.4 billion and the total liability recognized was $1.1 billion.

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
Our financial results for the nine months ended September 30, 2025 include an accrual for the estimated liability related to this matter.
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
The following table presents the clawback obligations by segment:

	$		$		$		$		$		$
	September 30, 2025						December 31, 2024
Segment	Blackstone Holdings		Current and Former Personnel (a)		Total (b)		Blackstone Holdings		Current and Former Personnel (a)		Total (b)
Real Estate		$394,562		$188,410		$582,972		$316,749		$158,346		$475,095
Private Equity		30,786		19,871		50,657		15,044		6,273		21,317
Credit & Insurance		—		—		—		1,468		1,667		3,135

		$425,348		$208,281		$633,629		$333,261		$166,286		$499,547

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 15. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the nine months ended September 30, 2025, the Blackstone general partners paid cash clawback obligations of $5.1 million related to funds in the Credit & Insurance and Private Equity segments, of which $2.6 million was paid by Blackstone Holdings and $2.5 million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the condensed consolidated financial statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2025, $1.2 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at September 30, 2025, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $8.2 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $7.5 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended September 30, 2025 and 2024:

	$		$		$		$		$
	Three Months Ended September 30, 2025
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total Segments
Management and Advisory Fees, Net
Base Management Fees		$670,774		$628,402		$483,078		$137,448		$1,919,702
Transaction, Advisory and Other Fees, Net		21,238		106,903		27,062		1,008		156,211
Management Fee Offsets		(3,213)		(17,915)		(12,965)		—		(34,093)

Total Management and Advisory Fees, Net		688,799		717,390		497,175		138,456		2,041,820
Fee Related Performance Revenues		124,647		126,652		201,719		—		453,018
Fee Related Compensation		(168,377)		(231,915)		(218,425)		(39,374)		(658,091)
Other Operating Expenses		(95,228)		(120,743)		(113,120)		(26,979)		(356,070)

Fee Related Earnings		549,841		491,384		367,349		72,103		1,480,677

Realized Performance Revenues		132,792		559,383		40,124		12,654		744,953
Realized Performance Compensation		(69,623)		(205,967)		(21,123)		(5,929)		(302,642)
Realized Principal Investment Income		5,303		26,686		29,855		691		62,535

Total Net Realizations		68,472		380,102		48,856		7,416		504,846

Total Segment Distributable Earnings		$618,313		$871,486		$416,205		$79,519		$1,985,523

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$
	Three Months Ended September 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total Segments
Management and Advisory Fees, Net
Base Management Fees		$672,260		$511,355		$407,947		$119,379		$1,710,941
Transaction, Advisory and Other Fees, Net		24,810		45,592		11,164		940		82,506
Management Fee Offsets		(1,524)		(4,127)		(1,062)		—		(6,713)

Total Management and Advisory Fees, Net		695,546		552,820		418,049		120,319		1,786,734
Fee Related Performance Revenues		72,428		5,868		185,805		—		264,101
Fee Related Compensation		(166,567)		(169,059)		(181,586)		(37,643)		(554,855)
Other Operating Expenses		(100,739)		(96,660)		(97,756)		(25,668)		(320,823)

Fee Related Earnings		500,668		292,969		324,512		57,008		1,175,157

Realized Performance Revenues		78,022		216,643		42,926		5,078		342,669
Realized Performance Compensation		(44,761)		(94,800)		(16,489)		(1,520)		(157,570)
Realized Principal Investment Income		6,421		9,028		24,239		715		40,403

Total Net Realizations		39,682		130,871		50,676		4,273		225,502

Total Segment Distributable Earnings		$540,350		$423,840		$375,188		$61,281		$1,400,659

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of September 30, 2025 and for the nine months ended September 30, 2025 and 2024:

	$		$		$		$		$
	September 30, 2025 and the Nine Months Then Ended
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total Segments
Management and Advisory Fees, Net
Base Management Fees		$2,008,529		$1,811,914		$1,393,958		$389,092		$5,603,493
Transaction, Advisory and Other Fees, Net		103,104		270,111		56,522		3,473		433,210
Management Fee Offsets		(10,694)		(36,545)		(35,634)		—		(82,873)

Total Management and Advisory Fees, Net		2,100,939		2,045,480		1,414,846		392,565		5,953,830
Fee Related Performance Revenues		252,040		379,887		587,056		—		1,218,983
Fee Related Compensation		(509,111)		(702,159)		(640,348)		(123,771)		(1,975,389)
Other Operating Expenses		(265,557)		(335,937)		(316,824)		(76,870)		(995,188)

Fee Related Earnings		1,578,311		1,387,271		1,044,730		191,924		4,202,236

Realized Performance Revenues		195,389		1,318,436		219,114		25,158		1,758,097
Realized Performance Compensation		(102,532)		(573,932)		(92,051)		(11,675)		(780,190)
Realized Principal Investment Income		8,449		55,721		143,558		2,138		209,866

Total Net Realizations		101,306		800,225		270,621		15,621		1,187,773

Total Segment Distributable Earnings		$1,679,617		$2,187,496		$1,315,351		$207,545		$5,390,009

Segment Assets		$12,033,463		$18,340,438		$9,144,607		$2,019,507		$41,538,015

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$	$	$	$	$
	Nine Months Ended September 30, 2024
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$2,052,223	$1,454,183	$1,149,811	$351,020	$5,007,237
Transaction, Advisory and Other Fees, Net	129,140	118,721	31,200	2,919	281,980
Management Fee Offsets	(7,921)	(4,026)	(2,947)	(80)	(14,974)

Total Management and Advisory Fees, Net	2,173,442	1,568,878	1,178,064	353,859	5,274,243
Fee Related Performance Revenues	202,992	14,571	519,106	—	736,669
Fee Related Compensation	(525,540)	(489,686)	(532,658)	(113,961)	(1,661,845)
Other Operating Expenses	(282,879)	(274,131)	(270,680)	(75,233)	(902,923)

Fee Related Earnings	1,568,015	819,632	893,832	164,665	3,446,144

Realized Performance Revenues	181,461	1,048,314	149,293	42,883	1,421,951
Realized Performance Compensation	(91,919)	(495,042)	(59,548)	(15,142)	(661,651)
Realized Principal Investment Income (Loss)	15,667	37,182	31,311	(17,247)	66,913

Total Net Realizations	105,209	590,454	121,056	10,494	827,213

Total Segment Distributable Earnings	$1,673,224	$1,410,086	$1,014,888	$175,159	$4,273,357

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and nine months ended September 30, 2025 and 2024 along with Total Assets as of September 30, 2025:

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Revenues
Total GAAP Revenues		$3,088,635		$3,663,194		$10,089,993		$10,147,403
Less: Unrealized Performance Revenues (a)		215,872		(1,154,905)		(360,585)		(1,723,080)
Less: Unrealized Principal Investment (Income) Loss (b)		216,084		90,254		(239,266)		(314,597)
Less: Interest and Dividend Revenue (c)		(107,538)		(109,595)		(305,348)		(312,433)
Less: Other Revenue (d)		(28,702)		96,329		270,016		32,041
Impact of Consolidation (e)		(72,580)		(151,369)		(304,154)		(329,402)
Transaction-Related and Non-Recurring Items (f)		(9,607)		(415)		(10,354)		(1,241)
Intersegment Eliminations		162		414		474		1,085

Total Segment Revenue (g)		$3,302,326		$2,433,907		$9,140,776		$7,499,776

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Expenses
Total GAAP Expenses		$1,750,687		$1,896,096		$5,577,722		$5,319,209
Less: Unrealized Performance Allocations Compensation (h)		31,547		(465,099)		(224,630)		(747,679)
Less: Equity-Based Compensation (i)		(301,562)		(262,798)		(1,084,882)		(875,973)
Less: Interest Expense (j)		(126,090)		(111,326)		(369,073)		(327,390)
Impact of Consolidation (e)		(26,316)		(13,466)		(84,303)		(54,667)
Amortization of Intangibles (k)		(7,333)		(7,333)		(21,999)		(21,999)
Transaction-Related and Non-Recurring Items (f)		(195)		(21)		(30,147)		(58,006)
Administrative Fee Adjustment (l)		(4,097)		(3,219)		(12,395)		(8,161)
Intersegment Eliminations		162		414		474		1,085

Total Segment Expenses (m)		$1,316,803		$1,033,248		$3,750,767		$3,226,419

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Other Income
Total GAAP Other Income (Loss)		$108,634		$42,842		$302,539		$70,009
Impact of Consolidation (e)		(108,634)		(42,842)		(302,539)		(70,009)

Total Segment Other Income		$—		$—		$—		$—

Blackstone
Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) -
Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes		$1,446,582		$1,809,940		$4,814,810		$4,898,203
Less: Unrealized Performance Revenues (a)		215,872		(1,154,905)		(360,585)		(1,723,080)
Less: Unrealized Principal Investment (Income) Loss (b)		216,084		90,254		(239,266)		(314,597)
Less: Interest and Dividend Revenue (c)		(107,538)		(109,595)		(305,348)		(312,433)
Less: Other Revenue (d)		(28,702)		96,329		270,016		32,041
Plus: Unrealized Performance Allocations Compensation (h)		(31,547)		465,099		224,630		747,679
Plus: Equity-Based Compensation (i)		301,562		262,798		1,084,882		875,973
Plus: Interest Expense (j)		126,090		111,326		369,073		327,390
Impact of Consolidation (e)		(154,898)		(180,745)		(522,390)		(344,744)
Amortization of Intangibles (k)		7,333		7,333		21,999		21,999
Transaction-Related and Non-Recurring Items (f)		(9,412)		(394)		19,793		56,765
Administrative Fee Adjustment (l)		4,097		3,219		12,395		8,161

Total Segment Distributable Earnings		$1,985,523		$1,400,659		$5,390,009		$4,273,357

	$
	As of September 30, 2025
Total Assets
Total GAAP Assets		$46,554,290
Impact of Consolidation (e)		(5,016,275)

Total Segment Assets		$41,538,015

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended September 30, 2025 and 2024, Other Revenue on a GAAP basis was $28.7 million and $(96.3) million, and included $28.7 million and $(96.7) million of foreign exchange gains (losses), respectively. For the nine months ended September 30, 2025 and 2024, Other Revenue on a GAAP basis was $(270.0) million and $(31.9) million, and included $(270.6) million and $(32.6) million of foreign exchange gains (losses), respectively.

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

(g)	Total Segment Revenues is comprised of the following:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Total Segment Management and Advisory Fees, Net		$2,041,820		$1,786,734		$5,953,830		$5,274,243
Total Segment Fee Related Performance Revenues		453,018		264,101		1,218,983		736,669
Total Segment Realized Performance Revenues		744,953		342,669		1,758,097		1,421,951
Total Segment Realized Principal Investment Income		62,535		40,403		209,866		66,913

Total Segment Revenues		$3,302,326		$2,433,907		$9,140,776		$7,499,776

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the tax receivable agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Total Segment Fee Related Compensation		$658,091		$554,855		$1,975,389		$1,661,845
Total Segment Realized Performance Compensation		302,642		157,570		780,190		661,651
Total Segment Other Operating Expenses		356,070		320,823		995,188		902,923

Total Segment Expenses		$1,316,803		$1,033,248		$3,750,767		$3,226,419

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024:

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Management and Advisory Fees, Net
GAAP		$2,056,248		$1,794,894		$5,996,060		$5,309,355
Segment Adjustment (a)		(14,428)		(8,160)		(42,230)		(35,112)

Total Segment		$2,041,820		$1,786,734		$5,953,830		$5,274,243

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees		$200,675		$191,794		$587,914		$559,434
Investment Income - Realized Performance Allocations		997,296		414,755		2,389,166		1,598,913

GAAP		1,197,971		606,549		2,977,080		2,158,347
Total Segment
Less: Realized Performance Revenues		(744,953)		(342,669)		(1,758,097)		(1,421,951)
Segment Adjustment (b)		—		221		—		273

Total Segment		$453,018		$264,101		$1,218,983		$736,669

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation		$845,659		$732,041		$2,745,379		$2,293,491
Incentive Fee Compensation		61,882		73,464		186,274		224,310
Realized Performance Allocations Compensation		354,765		169,740		927,846		689,370

GAAP		1,262,306		975,245		3,859,499		3,207,171
Total Segment
Less: Realized Performance Compensation		(302,642)		(157,570)		(780,190)		(661,651)
Less: Equity-Based Compensation - Fee Related Compensation		(296,506)		(259,265)		(1,067,054)		(864,205)
Less: Equity-Based Compensation - Performance Compensation		(5,056)		(3,533)		(17,828)		(11,768)
Segment Adjustment (c)		(11)		(22)		(19,038)		(7,702)

Total Segment		$658,091		$554,855		$1,975,389		$1,661,845

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP		$383,580		$340,945		$1,076,770		$1,022,823
Segment Adjustment (d)		(27,510)		(20,122)		(81,582)		(119,900)

Total Segment		$356,070		$320,823		$995,188		$902,923

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
Realized Performance Revenues
GAAP
Incentive Fees		$200,675		$191,794		$587,914		$559,434
Investment Income - Realized Performance Allocations		997,296		414,755		2,389,166		1,598,913

GAAP		1,197,971		606,549		2,977,080		2,158,347
Total Segment
Less: Fee Related Performance Revenues		(453,018)		(264,101)		(1,218,983)		(736,669)
Segment Adjustment (b)		—		221		—		273

Total Segment		$744,953		$342,669		$1,758,097		$1,421,951

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Realized Performance Compensation
GAAP
Incentive Fee Compensation		$61,882		$73,464		$186,274		$224,310
Realized Performance Allocation Compensation		354,765		169,740		927,846		689,370

GAAP		416,647		243,204		1,114,120		913,680
Total Segment
Less: Fee Related Performance Compensation (e)		(108,949)		(82,101)		(316,102)		(240,261)
Less: Equity-Based Compensation - Performance Compensation		(5,056)		(3,533)		(17,828)		(11,768)

Total Segment		$302,642		$157,570		$780,190		$661,651

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Realized Principal Investment Income
GAAP		$152,652		$95,235		$435,365		$247,877
Segment Adjustment (f)		(90,117)		(54,832)		(225,499)		(180,964)

Total Segment		$62,535		$40,403		$209,866		$66,913

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
On October 16, 2025, Blackstone entered into an amended and restated $4.325 billion Revolving Credit Facility. The Revolving Credit Facility amends and restates Blackstone’s existing revolving credit facility to, among other things, extend the maturity date from
December 15, 2028
to
October 16, 2030
and increase the aggregate required minimum amount of fee generating assets under management. For additional information see Note 11. “Borrowings”.
On November 3, 2025, Blackstone issued $600 million aggregate principal amount of senior notes due November 3, 2030 and $600 million aggregate principal amount of senior notes due February 15, 2036 pursuant to a Registration Statement on Form
S-3.
For additional information see Note 11. “Borrowings”.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	$		$		$		$
	September 30, 2025
	Consolidated Operating Partnerships		Consolidated Blackstone Funds (a)		Reclasses and Eliminations		Consolidated
Assets
Cash and Cash Equivalents		$2,430,690		$—		$—		$2,430,690
Cash Held by Blackstone Funds and Other		—		401,558		—		401,558
Investments		27,205,816		5,507,078		(1,184,451)		31,528,443
Accounts Receivable		537,167		6,042		—		543,209
Due from Affiliates		5,567,076		346,296		(67,529)		5,845,843
Intangible Assets, Net		140,458		—		—		140,458
Goodwill		1,890,202		—		—		1,890,202
Other Assets		893,301		7,281		—		900,582
Right-of-Use Assets		773,030		—		—		773,030
Deferred Tax Assets		2,100,275		—		—		2,100,275

Total Assets		$41,538,015		$6,268,255		$(1,251,980)		$46,554,290

Liabilities and Equity
Loans Payable		$11,674,606		$328,044		$—		$12,002,650
Due to Affiliates		2,833,839		236,034		(69,790)		3,000,083
Accrued Compensation and Benefits		6,385,958		—		—		6,385,958
Operating Lease Liabilities		886,135		—		—		886,135
Accounts Payable, Accrued Expenses and Other Liabilities		2,854,341		63,682		—		2,918,023

Total Liabilities		24,634,879		627,760		(69,790)		25,192,849

Redeemable Non-Controlling Interests in Consolidated Entities		3		1,476,209		—		1,476,212

Equity
Common Stock		7		—		—		7
Series I Preferred Stock		—		—		—		—
Series II Preferred Stock		—		—		—		—
Additional Paid-in-Capital		8,214,078		1,156,268		(1,156,268)		8,214,078
Retained Earnings		184,040		25,922		(25,922)		184,040
Accumulated Other Comprehensive Income (Loss)		(51,568)		45,966		—		(5,602)
Non-Controlling Interests in Consolidated Entities		4,226,827		2,936,130		—		7,162,957
Non-Controlling Interests in Blackstone Holdings		4,329,749		—		—		4,329,749

Total Equity		16,903,133		4,164,286		(1,182,190)		19,885,229

Total Liabilities and Equity		$41,538,015		$6,268,255		$(1,251,980)		$46,554,290

Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	$		$		$		$
	December 31, 2024
	Consolidated Operating Partnerships		Consolidated Blackstone Funds (a)		Reclasses and Eliminations		Consolidated
Assets
Cash and Cash Equivalents		$1,972,140		$—		$—		$1,972,140
Cash Held by Blackstone Funds and Other		—		204,052		—		204,052
Investments		26,791,383		3,890,732		(881,549)		29,800,566
Accounts Receivable		191,937		45,993		—		237,930
Due from Affiliates		5,436,866		21,089		(48,640)		5,409,315
Intangible Assets, Net		165,243		—		—		165,243
Goodwill		1,890,202		—		—		1,890,202
Other Assets		938,052		9,807		—		947,859
Right-of-Use Assets		838,620		—		—		838,620
Deferred Tax Assets		2,003,948		—		—		2,003,948

Total Assets		$40,228,391		$4,171,673		$(930,189)		$43,469,875

Liabilities and Equity
Loans Payable		$11,233,468		$87,488		$—		$11,320,956
Due to Affiliates		2,582,178		276,789		(50,819)		2,808,148
Accrued Compensation and Benefits		6,087,700		—		—		6,087,700
Operating Lease Liabilities		965,742		—		—		965,742
Accounts Payable, Accrued Expenses and Other Liabilities		2,723,551		68,763		—		2,792,314

Total Liabilities		23,592,639		433,040		(50,819)		23,974,860

Redeemable Non-Controlling Interests in Consolidated Entities		1		801,398		—		801,399

Equity
Common Stock		7		—		—		7
Series I Preferred Stock		—		—		—		—
Series II Preferred Stock		—		—		—		—
Additional Paid-in-Capital		7,444,561		878,014		(878,014)		7,444,561
Retained Earnings		808,079		1,356		(1,356)		808,079
Accumulated Other Comprehensive Loss		(20,590)		(19,736)		—		(40,326)
Non-Controlling Interests in Consolidated Entities		4,077,342		2,077,601		—		6,154,943
Non-Controlling Interests in Blackstone Holdings		4,326,352		—		—		4,326,352

Total Equity		16,635,751		2,937,235		(879,370)		18,693,616

Total Liabilities and Equity		$40,228,391		$4,171,673		$(930,189)		$43,469,875

(a)	The Consolidated Blackstone Funds consisted of the following:
Blackstone Annex Onshore Fund L.P.**
Blackstone Horizon Fund L.P.

BTD CP Holdings LP
Blackstone Dislocation Fund L.P.
Blackstone European Property Income Fund (Master) FCP
Blackstone European Property Income Fund SICAV
BEPIF (Aggregator) SCSp
Blackstone Infrastructure Partners Europe F (CYM) L.P.**
Blackstone Infrastructure Partners Europe Lower Fund 1 (LUX) SCSp**
Infrastructure Investments L.P.
Blackstone Infrastructure Strategies L.P.**
BXCI ECX DevCo Lender 2 LLC*
BXCI Irving Aggregator LP*
Blackstone Chengu (Shanghai) Private Fund Partnership*
Clover Credit Partners CLO III, Ltd.**
Hieroglyphs L.P.*
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
* Consolidated as of September 30, 2025 only
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

Our Business

Blackstone is the world’s largest alternative asset manager. We generate revenue from fees earned pursuant to contractual arrangements with funds, fund investors and fund portfolio companies (including management, transaction and monitoring fees), and from capital markets services. We also invest in the funds we manage and we are entitled to a pro-rata share of the income of the fund (a “pro-rata allocation”). In addition to a pro-rata allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”). In certain investment fund structures, we receive a contractual incentive fee from the fund based on achieving certain investment returns (an “Incentive Fee,” and together with Performance Allocations, “Performance Revenues”). The composition of our revenues will vary based on market conditions and the cyclicality of the different business units we operate. Net investment gains and investment income generated by Blackstone Funds are driven by the performance of underlying investments in such funds as well as overall market conditions. Fair values are affected by changes in the fundamentals of our funds’ portfolio companies and other investments, the industries in which they operate, the overall economy and other market conditions.

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

Our Core+ real estate strategy invests in substantially stabilized real estate globally, primarily through perpetual capital vehicles. The strategy includes our (a) Blackstone Property Partners (“BPP”) funds, which are focused on high-quality assets in the Americas, Europe and Asia and (b) non-listed real estate investment trust (“REIT”) Blackstone Real Estate Income Trust, Inc. (“BREIT”) and Blackstone European Property Income (“BEPIF”) vehicles, which provide income-focused individual investors access to institutional quality real estate primarily in the Americas and Europe, respectively.

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

BXMA is organized into four investment platforms: Absolute Return, Multi-Strategy, Total Portfolio Management and Public Real Assets. Absolute Return manages a broad range of commingled and customized portfolios and aims to generate consistent returns across market environments. Multi-Strategy aims to generate strong risk-adjusted returns through opportunistic, asset-class agnostic investing. Total Portfolio Management manages large-scale total portfolios across asset classes in both public and private markets. The Public Real Assets platform is managed by Harvest Fund Advisors LLC (“Harvest”), which primarily invests in publicly traded energy infrastructure, renewables and master limited partnerships holding midstream energy assets in North America.

Business Environment

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.

Most major equity markets appreciated in the third quarter of 2025, driven by positive economic data, accommodative central bank actions, and growing optimism over easing trade tensions. The S&P 500 Index delivered a total return of 8.1%, led by the information technology and telecommunications sectors, which gained 13.2% and 12.0%, respectively. The consumer staples sector, however, was the worst performing sector, declining 2.4%. Equity market volatility declined, with the CBOE Volatility Index (VIX) declining 2.7% from the second quarter of 2025. In credit markets, the S&P Leveraged Loan Index generated a total return of 1.8% and the ICE Bank of America High Yield Bond Index returned 2.4%. High yield spreads tightened by 23 basis points, while year-to-date issuance increased 9.6% year-over-year.

The U.S. federal government shutdown effective October 1, 2025 has resulted in the unavailability of certain economic data for the third quarter of 2025, including GDP, labor market and personal consumption expenditures index data. Among the available data, the September Consumer Price Index was up 3.0% year-over-year and 0.3% from August, putting annual inflation at a rate of 3.0%. Although this represents a significant moderation of inflation compared to recent years, the overall rate has remained steadily above the Federal Reserve’s target of 2.0%. The Federal Reserve lowered the federal funds target range by 25 basis points in September 2025, followed by an additional 25 basis points to 3.75-4.00% subsequent to quarter end in October 2025, the lowest level in three years. The ten-year U.S. Treasury yield decreased 8 basis points in the quarter to 4.15% and further declined following quarter end to 4.08% as of October 31, 2025. Three-month SOFR decreased 21 basis points in the quarter to 4.24%.

Capital markets activity levels in the U.S. expanded dramatically in the third quarter of 2025, with U.S. initial public oﬀering volumes and announced merger and acquisition deal volumes up approximately 100% and 64% year-over-year, respectively.

Outside of the U.S., most major central banks maintained their monetary policies. The Bank of England lowered its bank rate by 25 basis points in August 2025 to 4.00% but left the rate unchanged in September 2025. Inflation in the U.K. increased slightly to 3.8% year-over-year in September 2025 compared to 3.6% in June 2025. The European Central Bank held its deposit facility rate steady in the quarter at 2.0%. Eurozone inflation increased slightly to 2.2% year-over-year in September 2025, compared to 2.0% in June 2025. The Bank of Japan also left its policy rate unchanged in the quarter at 0.50%.

Overall, despite the limited availability of data regarding the condition of the U.S. economy, resiliency in recent quarters and declines in interest rates have contributed to improved investor sentiment, stronger capital markets and increased transaction activity in the quarter.

For additional information on the potential impact on each of our business segments of the conditions described above see “—Segment Analysis.”

Notable Transactions

On October 16, 2025, Blackstone entered into an amended and restated $4.325 billion revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility amends and restates Blackstone’s existing revolving credit facility to, among other things, extend the maturity date from December 15, 2028 to October 16, 2030 and increase the aggregate required minimum amount of fee generating assets under management. For additional information see Note 11. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 1. Financial Statements and Supplementary Data.”

On November 3, 2025, Blackstone, through its subsidiary Blackstone Reg Finance Co. L.L.C., issued $600 million aggregate principal amount 4.300% senior notes due November 3, 2030 (the “Registered 2030 Notes”), and $600 million aggregate principal amount of 4.950% senior notes due February 15, 2036 (the “Registered 2036 Notes”) and, together with the Registered 2030 Notes, (the “Registered Notes”), pursuant to a Registration Statement on Form S-3. Blackstone intends to use the net proceeds from the sale of the Registered Notes for general corporate purposes. For additional information see Note 11. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 1. Financial Statements and Supplementary Data” and “—Liquidity and Capital Resources —Sources and Uses of Liquidity.”

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

Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and including the payable under the tax receivable agreement. Further, the current tax provision utilized when calculating Taxes and Related Payables and Distributable Earnings reflects the benefit of deductions available to the company on certain expense items that are excluded from the underlying calculation of Segment Distributable Earnings and Total Segment Distributable Earnings, such as equity-based compensation charges and certain Transaction-Related and Non-Recurring Items where there is a current tax provision or benefit. The economic assumptions and methodologies that impact the implied income tax provision are the same as those methodologies and assumptions used in calculating the current income tax provision for Blackstone’s Consolidated Statements of Operations under GAAP, excluding the impact of divestitures and accrued tax contingency related liabilities or refunds which are reflected when paid or received. The Payable under the Tax Receivable Agreement reflects the expected amount of tax savings generated in the period that parties to the Tax Receivable Agreement are entitled to receive in future periods. Management believes that including the amount payable under the tax receivable agreement and utilizing the current income tax provision adjusted as described above when calculating Distributable Earnings is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to stockholders.

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

Realized Performance Compensation reflects an increase, pursuant to a separate compensation program, in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2025, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year in respect of this compensation program. During the three and nine months ended September 30, 2025, Realized Performance Compensation increased by

$31.1 million and $78.2 million, respectively, and Fee Related Compensation decreased by $13.2 million and $60.0 million, respectively. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision for Taxes and Distributable Earnings in the three and nine months ended September 30, 2025. These changes are not expected to impact Income Before Provision for Taxes and Distributable Earnings for the year ending December 31, 2025. These changes had an impact on individual quarters in 2024, but did not impact Income Before Provision for Taxes and Distributable Earnings for the year ended December 31, 2024.

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

On July 29, 2025, the U.S. Internal Revenue Service (“IRS”) issued guidance which provides for a simplified approach to the calculation of the corporate alternative minimum tax (“CAMT”). Based on the available guidance, Blackstone does not believe CAMT will materially impact its Provision for Taxes.

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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2025 and 2024:

	$		$		$		$		$		$		$		$
	Three Months Ended								Nine Months Ended
	September 30,				2025 vs. 2024				September 30,				2025 vs. 2024
	2025		2024		$		%		2025		2024		$		%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net		$2,056,248		$1,794,894		$261,354		15%		$5,996,060		$5,309,355		$686,705		13%

Incentive Fees		200,675		191,794		8,881		5%		587,914		559,434		28,480		5%

Investment Income (Loss)
Performance Allocations
Realized		997,296		414,755		582,541		140%		2,389,166		1,598,913		790,253		49%
Unrealized		(215,818)		1,154,918		(1,370,736)		n/m		360,666		1,723,090		(1,362,424)		-79%
Principal Investments
Realized		152,652		95,235		57,417		60%		435,365		247,877		187,488		76%
Unrealized		(238,658)		(1,864)		(236,794)		n/m		285,446		427,983		(142,537)		-33%

Total Investment Income (Loss)		695,472		1,663,044		(967,572)		-58%		3,470,643		3,997,863		(527,220)		-13%

Interest and Dividend Revenue		107,538		109,774		(2,236)		-2%		305,347		312,612		(7,265)		-2%
Other		28,702		(96,312)		125,014		n/m		(269,971)		(31,861)		(238,110)		747%

Total Revenues		3,088,635		3,663,194		(574,559)		-16%		10,089,993		10,147,403		(57,410)		-1%

Expenses
Compensation and Benefits
Compensation		845,659		732,041		113,618		16%		2,745,379		2,293,491		451,888		20%
Incentive Fee Compensation		61,882		73,464		(11,582)		-16%		186,274		224,310		(38,036)		-17%
Performance Allocations Compensation
Realized		354,765		169,740		185,025		109%		927,846		689,370		238,476		35%
Unrealized		(31,547)		465,099		(496,646)		n/m		224,630		747,679		(523,049)		-70%

Total Compensation and Benefits		1,230,759		1,440,344		(209,585)		-15%		4,084,129		3,954,850		129,279		3%
General, Administrative and Other		383,580		340,945		42,635		13%		1,076,770		1,022,823		53,947		5%
Interest Expense		126,288		111,337		14,951		13%		380,225		328,156		52,069		16%
Fund Expenses		10,060		3,470		6,590		190%		36,598		13,380		23,218		174%

Total Expenses		1,750,687		1,896,096		(145,409)		-8%		5,577,722		5,319,209		258,513		5%

Other Income
Net Gains from Fund Investment Activities		108,634		42,842		65,792		154%		302,539		70,009		232,530		332%

Total Other Income		108,634		42,842		65,792		154%		302,539		70,009		232,530		332%

Income Before Provision for Taxes		1,446,582		1,809,940		(363,358)		-20%		4,814,810		4,898,203		(83,393)		-2%
Provision for Taxes		209,657		245,303		(35,646)		-15%		742,978		789,220		(46,242)		-6%

Net Income		1,236,925		1,564,637		(327,712)		-21%		4,071,832		4,108,983		(37,151)		-1%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		29,008		(22,184)		51,192		n/m		55,117		(61,595)		116,712		n/m
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		125,890		202,929		(77,039)		-38%		467,273		406,339		60,934		15%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		457,110		603,057		(145,947)		-24%		1,545,429		1,691,604		(146,175)		-9%

Net Income Attributable to Blackstone Inc.		$624,917		$780,835		$(155,918)		-20%		$2,004,013		$2,072,635		$(68,622)		-3%

n/m  Not meaningful.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues

Revenues were $3.1 billion for the three months ended September 30, 2025, a decrease of $574.6 million compared to $3.7 billion for the three months ended September 30, 2024. The decrease in Revenues was primarily attributable to a decrease of $967.6 million in Investment Income (Loss). The decrease in Investment Income (Loss) was primarily attributable to a decrease of $1.6 billion in Unrealized Investment Income, partially offset by increases of $640.0 million in Realized Investment Income and $261.4 million in Management and Advisory Fees, Net.

The $1.6 billion decrease in Unrealized Investment Income was primarily attributable to net unrealized depreciation of investments in the three months ended September 30, 2025 compared to net unrealized appreciation of investments the three months ended September 30, 2024. The principal driver was:

•

A decrease of $1.1 billion in our Private Equity segment primarily attributable to lower unrealized appreciation of investments in certain Corporate Private Equity funds in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Corporate Private Equity funds appreciated 2.5% in the three months ended September 30, 2025 compared to 6.2% in the three months ended September 30, 2024.

The $640.0 million increase in Realized Investment Income was primarily attributable to higher realized gains in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The principal driver was:

•

An increase of $481.2 million in our Private Equity segment primarily attributable to realizations in Secondaries, related to the sale of an interest in the GP Stakes portfolio, and Tactical Opportunities, as well as crystallization of performance revenues for BIP and BXPE.

The $261.4 million increase in Management and Advisory Fees, Net was primarily attributable to an increase in our Private Equity segment of $164.6 million. The increase in our Private Equity segment was primarily attributable to increased deal activity in BXCM, fee holiday expirations of BCP IX and BETP IV and an increase in Fee-Earning Assets Under Management in BXPE and BIP.

Expenses

Expenses were $1.8 billion for the three months ended September 30, 2025, a decrease of $145.4 million, compared to $1.9 billion for the three months ended September 30, 2024. The decrease was primarily attributable to a decrease of $209.6 million in Total Compensation and Benefits, of which $311.6 million was a decrease in Performance Allocations Compensation, partially offset by an increase of $113.6 million in Compensation. The decrease in Performance Allocations Compensation was primarily attributable to the decrease in Investment Income (Loss), on which a portion of Performance Allocations Compensation is based. The increase in Compensation was primarily attributable to the increase in Management and Advisory Fees, Net, on which a portion of Compensation is based.

Other Income

Other Income was $108.6 million for the three months ended September 30, 2025, an increase of $65.8 million, compared to $42.8 million for the three months ended September 30, 2024. The increase in Other Income was attributable to an increase of $65.8 million in Net Gains from Fund Investment Activities.

The increase in Net Gains from Fund Investment Activities was primarily attributable to an increase of $42.5 million in our Real Estate segment, which was primarily attributable to net unrealized appreciation of investments in our consolidated funds in the three months ended September 30, 2025 compared to net unrealized depreciation of investments in our consolidated funds in the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

Revenues were $10.1 billion for the nine months ended September 30, 2025, a decrease of $57.4 million, compared to the nine months ended September 30, 2024. The decrease in Revenues was primarily attributable to a decrease of $527.2 million in Investment Income (Loss). The decrease in Investment Income (Loss) was primarily attributable to a decrease of $1.5 billion in Unrealized Investment Income, partially offset by increases of $977.7 million in Realized Investment Income and $686.7 million in Management and Advisory Fees, Net.

The $1.5 billion decrease in Unrealized Investment Income was primarily attributable to lower unrealized gains in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The principal drivers were:

•

A decrease of $689.5 million in our Credit & Insurance segment primarily attributable to lower unrealized appreciation of Corebridge common stock and investments in certain private corporate credit funds in the nine months ended September 30, 2025 compared to nine months ended September 30, 2024.

•

A decrease of $658.8 million in our Private Equity segment primarily attributable to lower unrealized appreciation of investments in certain Corporate Private Equity funds in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Corporate Private Equity funds appreciated 8.7% in the nine months ended September 30, 2025 compared to 11.7% in the nine months ended September 30, 2024.

The $977.7 million increase in Realized Investment Income was primarily attributable to higher realized gains in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The principal drivers were:

•

An increase of $654.0 million in our Private Equity segment primarily attributable to crystallization of performance revenues for BXPE and BIP, as well as realizations in Secondaries, related to the sale of an interest in the GP Stakes portfolio, and Tactical Opportunities.

•	An increase of $207.4 million in our Credit & Insurance segment primarily attributable to realizations in private corporate credit.

The $686.7 million increase in Management and Advisory Fees, Net was primarily attributable to an increase in our Private Equity segment of $476.6 million. The increase in our Private Equity segment was primarily attributable to increased deal activity in BXCM, an increase in Base Management Fees due to fee holiday expirations of BCP IX and BETP IV and an increase in Fee-Earning Assets Under Management in BXPE and BIP.

Expenses

Expenses were $5.6 billion for the nine months ended September 30, 2025, an increase of $258.5 million, compared to $5.3 billion for the nine months ended September 30, 2024. The increase was primarily attributable to an increase of $129.3 million in Total Compensation and Benefits, of which $451.9 million was an increase in Compensation, partially offset by a decrease of $284.6 million in Performance Allocations Compensation. The increase in Compensation was primarily attributable to the increase in Management and Advisory Fees, Net, on which a portion of Compensation is based. The decrease in Performance Allocations Compensation was primarily attributable to the decrease in Investment Income (Loss), on which a portion of Performance Allocations Compensation is based.

Other Income

Other Income was $302.5 million for the nine months ended September 30, 2025, an increase of $232.5 million, compared to $70.0 million for the nine months ended September 30, 2024. The increase in Other Income was attributable to an increase of $232.5 million in Net Gains from Fund Investment Activities.

The increase in Net Gains from Fund Investment Activities was primarily attributable to increases of $135.3 million in our Real Estate segment and $63.8 million in our Private Equity segment. The increase in our Real Estate segment was primarily attributable to net unrealized appreciation of investments in our consolidated funds in the nine months ended September 30, 2025 compared to net unrealized depreciation of investments in the nine months ended September 30, 2024. The increases in our Private Equity segment were primarily attributable to higher net unrealized appreciation of investments in our consolidated funds in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Provision for Taxes

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Blackstone’s Provision for Taxes for the three months ended September 30, 2025 was $209.7 million, a decrease of $35.6 million, compared to $245.3 million for the three months ended September 30, 2024. This resulted in an effective tax rate of 14.5% and 13.6%, based on our Income Before Provision for Taxes of $1.4 billion and $1.8 billion for the three months ended September 30, 2025 and 2024, respectively.

The increase in Blackstone’s effective tax rate for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, relates primarily to the impact of Non-Controlling Interests in Consolidated Entities and the deferred tax impact of Blackstone’s investment in its operating partnerships.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Blackstone’s Provision for Taxes for the nine months ended September 30, 2025 was $743.0 million, a decrease of $46.2 million, compared to $789.2 million for the nine months ended September 30, 2024. This resulted in an effective tax rate of 15.4% and 16.1%, based on our Income Before Provision for Taxes of $4.8 billion and $4.9 billion for the nine months ended September 30, 2025 and 2024, respectively.

The decrease in Blackstone’s effective tax rate for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, relates primarily to the impact of Non-Controlling Interests in Consolidated Entities and the deferred tax impact of Blackstone’s investment in its operating partnerships.

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

For the three months ended September 30, 2025 and 2024, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 37.5% and 38.4%, respectively. For the nine months ended September 30, 2025 and 2024, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 37.7% and 38.6%, respectively. The respective decreases of 0.9% and 0.9% were primarily attributable to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.

Operating Metrics

Total and Fee-Earning Assets Under Management

The following graphs and tables summarize the Fee-Earning Assets Under Management by Segment and Total Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2025 and 2024. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Total and Fee-Earning Assets Under Management.”

Assets Under Management

(Dollars in Billions)

Fee-Earning
$830.7
$887.1
$906.2
$278.9
$285.8
$282.6
$212.2
$232.2
$235.0
$264.6
$288.9
$305.2
$75.0
$80.2
$83.4
4Q'24
2Q'25
3Q'25
Total
$1,127.2
$1,211.2
$1,241.7
$315.4
$325.0
$320.5
$352.2
$388.9
$395.6
$375.5
$407.3
$432.3
$84.2
$90.0
$93.3
4Q'24
2Q'25
3Q'25
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing

Note:	Totals may not add due to rounding.

	$		$		$		$		$		$		$		$		$		$
	Three Months Ended
	September 30, 2025										September 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period		$324,994,725		$388,907,242		$407,296,172		$90,009,202		$1,211,207,341		$336,100,271		$330,589,586		$330,117,204		$79,564,750		$1,076,371,811
Inflows (a)		3,818,585		10,811,754		35,998,834		3,567,170		54,196,343		5,834,937		10,201,293		21,389,914		3,114,569		40,540,713
Outflows (b)		(1,610,525)		(4,417,213)		(2,726,917)		(1,694,674)		(10,449,329)		(14,625,590)		(1,795,914)		6,487,234		(1,385,397)		(11,319,667)

Net Inflows (Outflows)		2,208,060		6,394,541		33,271,917		1,872,496		43,747,014		(8,790,653)		8,405,379		27,877,148		1,729,172		29,221,046
Realizations (c)		(7,349,484)		(9,292,220)		(12,961,129)		(994,693)		(30,597,526)		(7,405,152)		(5,255,528)		(9,631,685)		(444,578)		(22,736,943)
Market Activity (d)(g)		637,194		9,597,482		4,708,719		2,431,072		17,374,467		5,171,247		10,970,764		6,378,853		2,251,584		24,772,448

Balance, End of Period (e)		$320,490,495		$395,607,045		$432,315,679		$93,318,077		$1,241,731,296		$325,075,713		$344,710,201		$354,741,520		$83,100,928		$1,107,628,362

Increase (Decrease)		$(4,504,230)		$6,699,803		$25,019,507		$3,308,875		$30,523,955		$(11,024,558)		$14,120,615		$24,624,316		$3,536,178		$31,256,551
Increase (Decrease)		-1%		2%		6%		4%		3%		-3%		4%		7%		4%		3%

	$		$		$		$		$		$		$		$		$		$
	Nine Months Ended
	September 30, 2025										September 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period		$315,353,132		$352,168,635		$375,507,818		$84,150,411		$1,127,179,996		$336,940,096		$314,391,397		$312,674,037		$76,186,917		$1,040,192,447
Inflows (a)		17,216,661		47,819,500		93,165,946		9,706,154		167,908,261		19,846,962		29,667,700		57,019,224		7,425,130		113,959,016
Outflows (b)		(6,170,108)		(9,660,107)		(14,640,259)		(4,614,535)		(35,085,009)		(21,496,056)		(4,490,723)		(2,440,863)		(5,832,229)		(34,259,871)

Net Inflows (Outflows)		11,046,553		38,159,393		78,525,687		5,091,619		132,823,252		(1,649,094)		25,176,977		54,578,361		1,592,901		79,699,145
Realizations (c)		(16,904,670)		(23,075,526)		(36,810,737)		(2,644,579)		(79,435,512)		(16,706,782)		(18,364,933)		(24,620,900)		(1,549,541)		(61,242,156)
Market Activity (d)(h)		10,995,480		28,354,543		15,092,911		6,720,626		61,163,560		6,491,493		23,506,760		12,110,022		6,870,651		48,978,926

Balance, End of Period (e)		$320,490,495		$395,607,045		$432,315,679		$93,318,077		$1,241,731,296		$325,075,713		$344,710,201		$354,741,520		$83,100,928		$1,107,628,362

Increase (Decrease)		$5,137,363		$43,438,410		$56,807,861		$9,167,666		$114,551,300		$(11,864,383)		$30,318,804		$42,067,483		$6,914,011		$67,435,915
Increase (Decrease)		2%		12%		15%		11%		10%		-4%		10%		13%		9%		6%

	$		$		$		$		$		$		$		$		$		$
	Three Months Ended
	September 30, 2025										September 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period		$285,826,676		$232,160,209		$288,931,236		$80,196,084		$887,114,205		$299,066,252		$200,486,740		$237,285,546		$71,818,263		$808,656,801
Inflows (a)		4,095,610		7,912,781		23,253,890		3,734,111		38,996,392		6,339,267		9,837,020		15,543,666		2,414,940		34,134,893
Outflows (b)		(1,649,644)		(3,569,562)		(743,947)		(1,648,991)		(7,612,144)		(14,705,015)		(1,939,598)		1,179,299		(1,235,655)		(16,700,969)

Net Inflows (Outflows)		2,445,966		4,343,219		22,509,943		2,085,120		31,384,248		(8,365,748)		7,897,422		16,722,965		1,179,285		17,433,924
Realizations (c)		(6,101,654)		(4,560,570)		(9,119,255)		(919,166)		(20,700,645)		(7,766,570)		(1,481,885)		(7,185,343)		(393,637)		(16,827,435)
Market Activity (d)(i)		408,301		3,061,047		2,871,301		2,082,571		8,423,220		2,554,138		1,779,379		4,744,263		2,116,133		11,193,913

Balance, End of Period (e)		$282,579,289		$235,003,905		$305,193,225		$83,444,609		$906,221,028		$285,488,072		$208,681,656		$251,567,431		$74,720,044		$820,457,203

Increase (Decrease)		$(3,247,387)		$2,843,696		$16,261,989		$3,248,525		$19,106,823		$(13,578,180)		$8,194,916		$14,281,885		$2,901,781		$11,800,402
Increase (Decrease)		-1%		1%		6%		4%		2%		-5%		4%		6%		4%		1%

	$		$		$		$		$		$		$		$		$		$
	Nine Months Ended
	September 30, 2025										September 30, 2024
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period		$278,914,938		$212,182,896		$264,617,560		$74,993,209		$830,708,603		$298,889,475		$176,997,265		$218,188,936		$68,532,226		$762,607,902
Inflows (a)		17,655,289		30,814,847		67,474,793		9,109,500		125,054,429		22,109,230		39,183,794		48,657,787		6,272,938		116,223,749
Outflows (b)		(5,958,833)		(6,043,353)		(11,546,388)		(4,374,800)		(27,923,374)		(21,515,859)		(6,268,958)		(3,241,976)		(5,153,945)		(36,180,738)

Net Inflows		11,696,456		24,771,494		55,928,405		4,734,700		97,131,055		593,371		32,914,836		45,415,811		1,118,993		80,043,011
Realizations (c)		(15,323,847)		(10,664,064)		(23,976,531)		(2,394,510)		(52,358,952)		(17,370,846)		(5,617,538)		(18,893,384)		(1,403,073)		(43,284,841)
Market Activity (d)(j)		7,291,742		8,713,579		8,623,791		6,111,210		30,740,322		3,376,072		4,387,093		6,856,068		6,471,898		21,091,131

Balance, End of Period (e)		$282,579,289		$235,003,905		$305,193,225		$83,444,609		$906,221,028		$285,488,072		$208,681,656		$251,567,431		$74,720,044		$820,457,203

Increase (Decrease)		$3,664,351		$22,821,009		$40,575,665		$8,451,400		$75,512,425		$(13,401,403)		$31,684,391		$33,378,495		$6,187,818		$57,849,301
Increase (Decrease)		1%		11%		15%		11%		9%		-4%		18%		15%		9%		8%
Annualized Base Management Fee Rate (f)		0.95%		1.07%		0.66%		0.66%		0.86%		0.92%		1.01%		0.65%		0.65%		0.84%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)

Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period.

(g)

For the three months ended September 30, 2025, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(1.2) billion, $(392.0) million, $399.4 million, $(86.7) million and $(1.2) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended September 30, 2024, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $3.8 billion, $1.5 billion, $788.6 million, $333.3 million and $6.5 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(h)

For the nine months ended September 30, 2025, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $7.7 billion, $3.3 billion, $3.1 billion, $201.0 million and $14.3 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the nine months ended September 30, 2024, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $1.5 billion, $666.7 million, $354.5 million, $31.7 million and $2.6 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(i)

For the three months ended September 30, 2025, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(495.1) million, $(16.5) million, $281.5 million, $(89.0) million and $(319.0) million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended September 30, 2024, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $2.4 billion, $176.9 million, $724.9 million, $329.7 million and $3.6 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(j)

For the nine months ended September 30, 2025, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $5.9 billion, $573.6 million, $3.0 billion, $199.7 million and $9.7 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the nine months ended September 30, 2024, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $896.7 million, $40.2 million, $265.4 million, $27.6 million and $1.2 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

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

Total Assets Under Management

Total Assets Under Management were $1,241.7 billion at September 30, 2025, an increase of $30.5 billion compared to $1,211.2 billion at June 30, 2025. The net increase was due to:

•

In our Real Estate segment, a decrease of $4.5 billion from $325.0 billion at June 30, 2025 to $320.5 billion at September 30, 2025. The net decrease was due to realizations of $7.3 billion and outflows of $1.6 billion, offset by inflows of $3.8 billion and market appreciation of $637.2 million.

○	Realizations were driven by $2.8 billion from BREP, $2.5 billion from BREDS and $1.2 billion from BREIT.

○	Outflows were driven by $1.3 billion from BREIT.

○	Inflows were driven by $1.7 billion from BREIT and $1.1 billion from BREDS.

○

Market appreciation was driven by $1.1 billion from BREDS (which reflected $6.0 million of foreign exchange depreciation) and $841.1 million from BREIT (which reflected $32.5 million of foreign exchange depreciation), partially offset by depreciation of $711.5 million from BPP and co-investment (which reflected $345.7 million of foreign exchange depreciation).

•

In our Private Equity segment, an increase of $6.7 billion from $388.9 billion at June 30, 2025 to $395.6 billion at September 30, 2025. The net increase was due to inflows of $10.8 billion and market appreciation of $9.6 billion, offset by realizations of $9.3 billion and outflows of $4.4 billion.

○	Inflows were driven by $3.6 billion from Infrastructure, $1.9 billion from Secondaries, $1.7 billion from Corporate Private Equity and $1.5 billion from BXPE.

○

Market appreciation was driven by $3.2 billion from Corporate Private Equity (which reflected $399.3 million of foreign exchange depreciation), $2.8 billion from Infrastructure (which reflected $18.5 million of foreign exchange depreciation) and $2.2 billion from Secondaries (which reflected $49.9 million of foreign exchange depreciation).

○	Realizations were driven by $3.9 billion from Corporate Private Equity, $2.8 billion from Secondaries and $1.4 billion from Tactical Opportunities.

○	Outflows were driven by $3.1 billion from Secondaries.

•

In our Credit & Insurance segment, an increase of $25.0 billion from $407.3 billion at June 30, 2025 to $432.3 billion at September 30, 2025. The net increase was due to inflows of $36.0 billion and market appreciation of $4.7 billion, offset by realizations of $13.0 billion and outflows of $2.7 billion.

○	Inflows were driven by $15.2 billion from private corporate credit, $11.3 billion from infrastructure and asset based credit and $5.9 billion from liquid corporate credit.

○

Market appreciation was driven by $1.5 billion from liquid corporate credit (which reflected $436.3 million of foreign exchange appreciation), $1.3 billion from infrastructure and asset based credit and $1.3 billion from private corporate credit (which reflected $38.8 million of foreign exchange depreciation).

○	Realizations were driven by $6.5 billion from private corporate credit and $4.5 billion from infrastructure and asset based credit.

○	Outflows were driven by $2.7 billion from private corporate credit.

•

In our Multi-Asset Investing segment, an increase of $3.3 billion from $90.0 billion at June 30, 2025 to $93.3 billion at September 30, 2025. The net increase was due to inflows of $3.6 billion and market appreciation of $2.4 billion, offset by outflows of $1.7 billion and realizations of $994.7 million.

○	Inflows were driven by $2.8 billion from Absolute Return.

○	Market appreciation was driven by $1.5 billion from Absolute Return (which reflected $50.3 million of foreign exchange depreciation).

○	Outflows were driven by $1.6 billion from Absolute Return.

○	Realizations were driven by $497.9 million from Multi-Strategy and $228.0 million from Total Portfolio Management.

Total Assets Under Management were $1,241.7 billion at September 30, 2025, an increase of $114.6 billion compared to $1,127.2 billion at December 31, 2024. The net increase was due to:

•

In our Real Estate segment, an increase of $5.1 billion from $315.4 billion at December 31, 2024 to $320.5 billion at September 30, 2025. The net increase was due to inflows of $17.2 billion and market appreciation of $11.0 billion, offset by realizations of $16.9 billion and outflows of $6.2 billion.

○	Inflows were driven by $5.1 billion from BREIT, $4.5 billion from BREDS, $2.9 billion from BPP and co-investment and $2.2 billion from BREP.

○

Market appreciation was driven by appreciation of $3.6 billion from BREDS (which reflected $171.7 million of foreign exchange appreciation), $3.4 billion from BREP and co-investment (which reflected $3.7 billion of foreign exchange appreciation) and $2.4 billion from BREIT (which reflected $256.6 million of foreign exchange appreciation).

○	Realizations were driven by $7.2 billion from BREDS, $4.2 billion from BREP and $3.5 billion from BREIT.

○	Outflows were driven by $4.9 billion from BREIT.

•

In our Private Equity segment, an increase of $43.4 billion from $352.2 billion at December 31, 2024 to $395.6 billion at September 30, 2025. The net increase was due to inflows of $47.8 billion and market appreciation of $28.4 billion, offset by realizations of $23.1 billion and outflows of $9.7 billion.

○	Inflows were driven by $16.1 billion from Corporate Private Equity, $11.6 billion from Secondaries, $9.2 billion from Infrastructure and $5.7 billion from BXPE.

○

Market appreciation was driven by appreciation of $10.1 billion from Corporate Private Equity (which reflected $1.9 billion of foreign exchange appreciation), $7.8 billion from Infrastructure (which reflected $1.0 billion of foreign exchange appreciation) and $5.7 billion from Secondaries (which reflected $51.5 million of foreign exchange depreciation).

○	Realizations were driven by $9.6 billion from Corporate Private Equity, $5.8 billion from Secondaries and $4.4 billion from Tactical Opportunities.

○	Outflows were driven by $4.1 billion from Secondaries, $2.0 billion from Corporate Private Equity and $1.0 billion from Infrastructure.

•

In our Credit & Insurance segment, an increase of $56.8 billion from $375.5 billion at December 31, 2024 to $432.3 billion at September 30, 2025. The net increase was due to inflows of $93.2 billion and market appreciation of $15.1 billion, offset by realizations of $36.8 billion and outflows of $14.6 billion.

○	Inflows were driven by $43.0 billion from private corporate credit, $24.2 billion from infrastructure and asset based credit and $15.9 billion from liquid corporate credit.

○

Market appreciation was driven by appreciation of $6.1 billion from private corporate credit (which reflected $953.1 million of foreign exchange appreciation), $3.9 billion from liquid corporate credit (which reflected $2.1 billion of foreign exchange appreciation) and $2.8 billion from infrastructure and asset based credit (which reflected $14.1 million of foreign exchange appreciation).

○	Realizations were driven by $21.0 billion from private corporate credit and $9.7 billion from infrastructure and asset based credit.

○	Outflows were driven by $7.9 billion from liquid corporate credit and $7.2 billion from private corporate credit.

•

In our Multi-Asset Investing segment, an increase of $9.2 billion from $84.2 billion at December 31, 2024 to $93.3 billion at September 30, 2025. The net increase was due to inflows of $9.7 billion and market appreciation of $6.7 billion, offset by outflows of $4.6 billion and realizations of $2.6 billion.

○	Inflows were driven by $6.6 billion from Absolute Return and $1.7 billion from Total Portfolio Management.

○	Market appreciation was driven by $4.4 billion from Absolute Return (which reflected $317.4 million of foreign exchange appreciation).

○	Outflows were driven by $3.8 billion from Absolute Return.

○	Realizations were driven by $1.2 billion from Multi-Strategy.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $906.2 billion at September 30, 2025, an increase of $19.1 billion compared to $887.1 billion at June 30, 2025. The net increase was due to:

•

In our Real Estate segment, a decrease of $3.2 billion from $285.8 billion at June 30, 2025 to $282.6 billion at September 30, 2025. The net decrease was due to realizations of $6.1 billion and outflows of $1.6 billion, offset by inflows of $4.1 billion and market appreciation of $408.3 million.

○	Realizations were driven by $2.6 billion from BREDS, $1.5 billion from BREP and co-investment and $1.2 billion from BREIT.

○	Outflows were driven by $1.3 billion from BREIT.

○	Inflows were driven by $1.7 billion from BREIT and $1.3 billion from BREDS.

○

Market appreciation was driven by $841.1 million from BREIT (which reflected $32.5 million of foreign exchange depreciation) and $394.3 million from BREDS (which reflected $15.8 million of foreign exchange depreciation), partially offset by depreciation of $722.8 million from BPP and co-investment (which reflected $336.9 million of foreign exchange depreciation).

•

In our Private Equity segment, an increase of $2.8 billion from $232.2 billion at June 30, 2025 to $235.0 billion at September 30, 2025. The net increase was due to inflows of $7.9 billion and market appreciation of $3.1 billion, offset by realizations of $4.6 billion and outflows of $3.6 billion.

○	Inflows were driven by $2.6 billion from Infrastructure, $1.5 billion from BXPE, $1.3 billion from Corporate Private Equity and $1.3 billion from BXLS.

○	Market appreciation was driven by $2.1 billion from Infrastructure (which reflected $18.0 million of foreign exchange depreciation).

○	Realizations were driven by $1.9 billion from Corporate Private Equity, $1.0 billion from Infrastructure and $885.2 million from Secondaries.

○	Outflows were driven by $2.8 billion from Secondaries.

•

In our Credit & Insurance segment, an increase of $16.3 billion from $288.9 billion at June 30, 2025 to $305.2 billion at September 30, 2025. The net increase was due to inflows of $23.3 billion and market appreciation of $2.9 billion, offset by realizations of $9.1 billion and outflows of $743.9 million.

○	Inflows were driven by $7.4 billion from private corporate credit, $6.2 billion from infrastructure and asset based credit and $5.9 billion from liquid corporate credit.

○

Market appreciation was driven by $1.5 billion from liquid corporate credit (which reflected $413.4 million foreign exchange appreciation) and $831.5 million from private corporate credit (which reflected $132.6 million of foreign exchange depreciation).

○	Realizations were driven by $4.3 billion from infrastructure and asset based credit and $3.2 billion from private corporate credit.

○	Outflows were driven by $1.5 billion from liquid corporate credit and $1.2 billion from private corporate credit.

•

In our Multi-Asset Investing segment, an increase of $3.2 billion from $80.2 billion at June 30, 2025 to $83.4 billion at September 30, 2025. The net increase was due to inflows of $3.7 billion and market appreciation of $2.1 billion, offset by outflows of $1.6 billion and realizations of $919.2 million.

○	Inflows were driven by $2.8 billion from Absolute Return.

○	Market appreciation was driven by $1.4 billion from Absolute Return (which reflected $50.3 million of foreign exchange depreciation).

○	Outflows were driven by $1.5 billion from Absolute Return.

○	Realizations were driven by $490.5 million from Multi-Strategy and $192.3 million from Absolute Return.

Fee-Earning Assets Under Management were $906.2 billion at September 30, 2025, an increase of $75.5 billion compared to $830.7 billion at December 31, 2024. The net increase was due to:

•

In our Real Estate segment, an increase of $3.7 billion from $278.9 billion at December 31, 2024 to $282.6 billion at September 30, 2025. The net increase was due to inflows of $17.7 billion and market appreciation of $7.3 billion, offset by realizations of $15.3 billion and outflows of $6.0 billion.

○	Inflows were driven by $6.1 billion from BREDS, $5.1 billion from BREIT, $2.0 billion from BREP and co-investment and $2.0 billion from BPP and co-investment.

○

Market appreciation was driven by appreciation of $2.4 billion from BREIT (which reflected $256.6 million of foreign exchange appreciation), $2.0 billion from BREP and co-investment (which reflected $2.0 billion of foreign exchange appreciation), $1.3 billion from BPP and co-investment (which reflected $3.3 billion of foreign exchange appreciation) and $1.2 billion from BREDS (which reflected $135.0 million of foreign exchange appreciation).

○	Realizations were driven by $7.9 billion from BREDS, $3.5 billion from BREIT and $2.0 billion from BREP and co-investment.

○	Outflows were driven by $4.9 billion from BREIT.

•

In our Private Equity segment, an increase of $22.8 billion from $212.2 billion at December 31, 2024 to $235.0 billion at September 30, 2025. The net increase was due to inflows of $30.8 billion and market appreciation of $8.7 billion, offset by realizations of $10.7 billion and outflows of $6.0 billion.

○	Inflows were driven by $8.2 billion from Infrastructure, $5.5 billion from BXPE, $4.8 billion from Corporate Private Equity, $4.2 billion from BXG and $4.0 billion from BXLS.

○	Market appreciation was driven by appreciation of $6.0 billion from Infrastructure (which reflected $573.5 million of foreign exchange appreciation) and $1.6 billion from BXPE.

○	Realizations were driven by $4.1 billion from Corporate Private Equity, $2.3 billion from Secondaries, $1.9 billion from Tactical Opportunities and $1.6 billion from Infrastructure.

○	Outflows were driven by $3.0 billion from Secondaries, $1.2 billion from BXLS and $799.8 million from Infrastructure.

•

In our Credit & Insurance segment, an increase of $40.6 billion from $264.6 billion at December 31, 2024 to $305.2 billion at September 30, 2025. The net increase was due to inflows of $67.5 billion and market appreciation of $8.6 billion, offset by realizations of $24.0 billion and outflows of $11.5 billion.

○	Inflows were driven by $22.3 billion from private corporate credit, $17.7 billion from liquid corporate credit and $17.4 billion from infrastructure and asset based credit.

○

Market appreciation was driven by appreciation of $3.9 billion from private corporate credit (which reflected $870.6 million of foreign exchange appreciation) and $3.7 billion from liquid corporate credit (which reflected $2.1 billion of foreign exchange appreciation).

○	Realizations were driven by $9.6 billion from private credit strategies, $8.7 billion from infrastructure and asset based credit and $5.6 billion from liquid corporate credit.

○	Outflows were driven by $7.3 billion from liquid corporate credit and $4.8 billion from private corporate credit.

•

In our Multi-Asset Investing segment, an increase of $8.5 billion from $75.0 billion at December 31, 2024 to $83.4 billion at September 30, 2025. The net increase was due to inflows of $9.1 billion and market appreciation of $6.1 billion, offset by outflows of $4.4 billion and realizations of $2.4 billion.

○	Inflows were driven by $6.4 billion from Absolute Return and $1.4 billion from Multi-Strategy.

○	Market appreciation was driven by $4.1 billion from Absolute Return (which reflected $317.4 million of foreign exchange appreciation).

○	Outflows were driven by $3.6 billion from Absolute Return.

○	Realizations were driven by $1.2 billion from Multi-Strategy.

Dry Powder

The following presents our Dry Powder as of quarter end of each period:

Note: Totals may not add due to rounding.

Net Accrued Performance Revenues

The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of September 30, 2025 and 2024. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. See “—Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	$		$
	September 30,
	2025		2024
	(Dollars in Millions)
Real Estate
BREP Global		$547		$1,331
BREP Europe		31		130
BREP Asia		91		97
BPP		57		32
BREDS		38		18

Total Real Estate (a)		763		1,608

Private Equity
BCP Global		1,843		1,708
BCP Asia		309		260
Energy/Energy Transition		598		533
Core Private Equity		269		244
Tactical Opportunities		203		181
Secondaries		1,169		951
Infrastructure		347		568
Life Sciences		240		145
BTAS/BXPE		250		240

Total Private Equity (a)		5,228		4,829

Credit & Insurance		372		450

Multi-Asset Investing		148		105

Total Blackstone Net Accrued Performance Revenues		$6,511		$6,992

Note: Totals may not add due to rounding.

(a)	Real Estate and Private Equity include co-investments, as applicable.

For the twelve months ended September 30, 2025, Net Accrued Performance Revenues receivable decreased due to net realized distributions of $3.3 billion, partially offset by Net Performance Revenues of $2.8 billion.

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
$484.6
$167.8
$91.8
$224.8
$500.6
$167.3
$96.0
$237.1
4Q'24
2Q'25
3Q'25
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing(a)

Note: Totals may not add due to rounding.

(a)

Perpetual Capital Total Assets Under Management for the Multi-Asset Investing segment was $247.1 million, $186.1 million and $285.9 million as of December 31, 2024, June 30, 2025 and September 30, 2025, respectively.

Perpetual Capital Total Assets Under Management was $500.6 billion as of September 30, 2025, an increase of $16.0 billion, compared to $484.6 billion as of June 30, 2025. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $12.3 billion and $4.1 billion, respectively. Principal drivers of these increases were:

•	In our Credit & Insurance segment, growth in our insurance platform and BCRED resulted in increases of $5.2 billion and $1.6 billion, respectively.

•

In our Private Equity segment, growth in Infrastructure resulted in an increase of $5.0 billion, partially offset by a decrease of $2.7 billion in Secondaries which included the sale of an interest in the GP Stakes portfolio.

Perpetual Capital Total Assets Under Management was $500.6 billion as of September 30, 2025, an increase of $55.8 billion, compared to $444.8 billion as of December 31, 2024. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased $33.3 billion and $18.9 billion, respectively. Principal drivers of the increases were:

•	In our Credit & Insurance segment, growth in BCRED and our insurance platform resulted in increases of $9.2 billion and $8.7 billion, respectively.

•

In our Private Equity segment, growth in Infrastructure and BXPE resulted in increases of $14.0 billion and $9.9 billion, respectively, partially offset by a decrease of $2.2 billion in Secondaries which included the sale of an interest in the GP Stakes portfolio.

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

The following tables present the investment record of our significant and formerly significant carry/drawdown funds and select perpetual capital strategies from inception through September 30, 2025:

Carry/Drawdown Funds

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP		$140,714		$—		$—		n/a		—		$345,190		2.5x		$345,190		2.5x		33%		33%
BREP I (Sep 1994 / Oct 1996)		380,708		—		—		n/a		—		1,327,708		2.8x		1,327,708		2.8x		40%		40%
BREP II (Oct 1996 / Mar 1999)		1,198,339		—		—		n/a		—		2,531,614		2.1x		2,531,614		2.1x		19%		19%
BREP III (Apr 1999 / Apr 2003)		1,522,708		—		—		n/a		—		3,330,406		2.4x		3,330,406		2.4x		21%		21%
BREP IV (Apr 2003 / Dec 2005)		2,198,694		—		—		n/a		—		4,684,608		1.7x		4,684,608		1.7x		12%		12%
BREP V (Dec 2005 / Feb 2007)		5,539,418		—		3,269		n/a		—		13,468,476		2.3x		13,471,745		2.3x		11%		11%
BREP VI (Feb 2007 / Aug 2011)		11,060,122		—		2,452		n/a		—		27,764,962		2.5x		27,767,414		2.5x		13%		13%
BREP VII (Aug 2011 / Apr 2015)		13,506,798		898,480		1,362,255		0.5x		1%		28,940,686		2.2x		30,302,941		1.9x		18%		14%
BREP VIII (Apr 2015 / Jun 2019)		16,640,764		1,390,932		9,948,258		1.2x		4%		23,577,119		2.3x		33,525,377		1.8x		23%		12%
BREP IX (Jun 2019 / Aug 2022)		21,356,651		3,188,803		20,573,373		1.2x		1%		9,926,114		2.1x		30,499,487		1.4x		47%		7%
*BREP X (Aug 2022 / Feb 2028)		30,664,044		18,536,478		15,104,820		1.2x		—		1,232,832		1.3x		16,337,652		1.3x		12%		10%

Total Global BREP		$104,208,960		$24,014,693		$46,994,427		1.2x		1%		$117,129,715		2.3x		$164,124,142		1.8x		17%		14%

BREP Int’l (Jan 2001 / Sep 2005)		€824,172		€—		€—		n/a		—		€1,373,170		2.1x		€1,373,170		2.1x		23%		23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)		1,629,748		—		—		n/a		—		2,583,032		1.8x		2,583,032		1.8x		8%		8%
BREP Europe III (Jun 2008 / Sep 2013)		3,205,420		385,818		47,904		0.3x		—		5,944,538		2.1x		5,992,442		2.0x		14%		13%
BREP Europe IV (Sep 2013 / Dec 2016)		6,676,604		1,049,047		843,567		0.7x		—		10,319,019		1.9x		11,162,586		1.7x		16%		11%
BREP Europe V (Dec 2016 / Oct 2019)		7,998,126		742,988		4,035,063		0.7x		—		6,762,819		3.8x		10,797,882		1.5x		41%		6%
BREP Europe VI (Oct 2019 / Sep 2023)		9,935,741		2,903,785		6,964,955		1.0x		—		3,851,316		2.4x		10,816,271		1.3x		65%		6%
*BREP Europe VII (Sep 2023 / Mar 2029)		9,783,543		6,824,096		3,552,149		1.2x		—		54,974		1.1x		3,607,123		1.2x		n/m		15%

Total BREP Europe		€40,053,354		€11,905,734		€15,443,638		0.9x		—		€30,888,868		2.2x		€46,332,506		1.5x		16%		9%

continued...

Carry/Drawdown Funds continued

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)		$4,262,075		$899,073		$1,365,581		1.7x		52%		$7,598,270		2.0x		$8,963,851		1.9x		15%		12%
BREP Asia II (Dec 2017 / Mar 2022)		7,358,270		1,235,790		5,790,104		1.2x		25%		2,937,214		1.7x		8,727,318		1.3x		16%		4%
*BREP Asia III (Mar 2022 / Sep 2027)		8,227,110		4,487,829		4,152,125		1.1x		3%		78,233		2.5x		4,230,358		1.1x		50%		—

Total BREP Asia		19,847,455		6,622,692		11,307,810		1.2x		20%		10,613,717		1.9x		21,921,527		1.5x		16%		8%
BREP Co-Investment (f)		7,782,339		136,233		1,116,739		1.4x		—		15,292,655		2.2x		16,409,394		2.1x		16%		16%

Total BREP		$178,518,827		$44,511,755		$76,773,747		1.1x		4%		$180,757,112		2.2x		$257,530,859		1.7x		16%		13%

*BREDS High-Yield (Various) (g)		$27,609,234		$9,699,347		$4,925,724		1.1x		—		$23,687,663		1.3x		$28,613,387		1.3x		10%		9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)		$859,081		$—		$—		n/a		—		$1,741,738		2.6x		$1,741,738		2.6x		19%		19%
BCP II (Oct 1993 / Aug 1997)		1,361,100		—		—		n/a		—		3,268,627		2.5x		3,268,627		2.5x		32%		32%
BCP III (Aug 1997 / Nov 2002)		3,967,422		—		—		n/a		—		9,228,707		2.3x		9,228,707		2.3x		14%		14%
BCOM (Jun 2000 / Jun 2006)		2,137,330		24,575		—		n/a		—		2,995,106		1.4x		2,995,106		1.4x		6%		6%
BCP IV (Nov 2002 / Dec 2005)		6,773,182		195,824		—		n/a		—		21,720,334		2.9x		21,720,334		2.9x		36%		36%
BCP V (Dec 2005 / Jan 2011)		21,009,112		982,018		8,105		n/a		100%		38,862,488		1.9x		38,870,593		1.9x		8%		8%
BCP VI (Jan 2011 / May 2016)		15,195,944		1,341,727		3,265,078		2.5x		22%		29,836,915		2.2x		33,101,993		2.2x		14%		12%
BCP VII (May 2016 / Feb 2020)		18,886,941		1,323,175		16,342,504		1.6x		27%		22,469,779		2.7x		38,812,283		2.1x		24%		12%
BCP VIII (Feb 2020 / Apr 2024)		25,769,794		5,928,759		27,772,656		1.4x		6%		5,978,409		2.1x		33,751,065		1.5x		30%		10%
*BCP IX (Apr 2024 / Apr 2030)		21,677,695		20,484,210		2,159,063		2.3x		—		—		n/a		2,159,063		2.3x		n/a		n/m
Energy I (Aug 2011 / Feb 2015)		2,441,558		174,492		386,236		2.0x		100%		4,456,279		2.0x		4,842,515		2.0x		13%		12%
Energy II (Feb 2015 / Feb 2020)		4,938,337		790,804		3,626,389		2.1x		69%		5,305,539		1.8x		8,931,928		1.9x		10%		8%
Energy III (Feb 2020 / Jun 2024)		4,384,818		1,866,235		5,465,243		2.3x		22%		2,606,774		2.4x		8,072,017		2.3x		36%		26%
*Energy Transition IV (Jun 2024 / Jun 2030)		5,863,713		4,177,226		2,528,351		1.5x		—		—		n/a		2,528,351		1.5x		n/a		n/m
BCP Asia I (Dec 2017 / Sep 2021)		2,440,988		421,419		2,548,842		2.1x		63%		2,886,922		3.0x		5,435,764		2.5x		43%		22%
*BCP Asia II (Sep 2021 / Sep 2027)		6,799,839		4,253,950		4,874,897		2.0x		17%		922,184		3.7x		5,797,081		2.1x		113%		34%
BCP Asia III (TBD)		9,073,171		9,073,171		—		n/a		—		—		n/a		—		n/a		n/a		n/a
Core Private Equity I (Jan 2017 / Mar 2021) (h)		4,760,130		1,186,811		7,295,060		2.0x		—		3,553,618		5.5x		10,848,678		2.5x		50%		16%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)		8,231,063		5,062,439		5,371,675		1.5x		—		576,582		n/a		5,948,257		1.7x		n/a		15%

Total Corporate Private Equity		$166,571,218		$57,286,835		$81,644,099		1.7x		16%		$156,410,001		2.3x		$238,054,100		2.0x		16%		15%

continued...

Carry/Drawdown Funds continued

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)		$31,672,435		$13,144,666		$13,976,290		1.3x		4%		$28,880,021		1.8x		$42,856,311		1.6x		15%		10%
*Tactical Opportunities Co-Investment and Other (Various)		10,813,242		1,246,726		4,643,913		1.6x		3%		10,763,360		1.7x		15,407,273		1.7x		18%		16%

Total Tactical Opportunities		$42,485,677		$14,391,392		$18,620,203		1.3x		3%		$39,643,381		1.8x		$58,263,584		1.6x		16%		12%

Growth
BXG I (Jul 2020 / Feb 2025)		$4,950,166		$575,606		$4,298,732		1.0x		2%		$567,155		2.7x		$4,865,887		1.1x		n/m		-1%
*BXG II (Feb 2025 / Feb 2030)		4,343,044		4,340,132		21,139		n/m		—		2,973		n/m		24,112		n/m		n/m		n/m

Total Growth		$9,293,210		$4,915,738		$4,319,871		1.0x		2%		$570,128		2.7x		$4,889,999		1.1x		n/m		-1%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)		$11,035,527		$9,572		$2,069		n/a		—		$16,796,758		n/a		$16,798,827		1.7x		n/a		13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)		4,362,772		389,502		518,852		n/a		—		4,567,245		n/a		5,086,097		1.7x		n/a		13%
Strategic Partners VII (May 2016 / Mar 2019) (i)		7,489,970		1,614,768		2,584,678		n/a		—		8,166,524		n/a		10,751,202		1.9x		n/a		15%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)		1,749,807		527,229		1,388,563		n/a		—		1,287,984		n/a		2,676,547		1.9x		n/a		15%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)		10,763,600		3,468,620		7,347,452		n/a		—		7,910,683		n/a		15,258,135		1.8x		n/a		20%
*Strategic Partners Real Estate, SMA and Other (Various) (i)		7,055,591		1,696,662		2,514,241		n/a		—		2,789,504		n/a		5,303,745		1.4x		n/a		11%
Strategic Partners Infrastructure III (Jun 2020 / Jun 2024) (i)		3,250,100		775,031		2,667,439		n/a		—		647,888		n/a		3,315,327		1.6x		n/a		18%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)		19,692,625		2,411,530		15,275,469		n/a		—		1,107,668		n/a		16,383,137		1.5x		n/a		20%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)		2,095,211		548,672		1,188,537		n/a		—		11,152		n/a		1,199,689		1.1x		n/a		—
*Strategic Partners Infrastructure IV (Jul 2024 / Jun 2029) (i)		4,837,949		3,949,312		72,929		n/a		—		—		n/a		72,929		n/m		n/a		n/m

Total Strategic Partners (Secondaries)		$72,333,152		$15,390,898		$33,560,229		n/a		—		$43,285,406		n/a		$76,845,635		1.6x		n/a		14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)		$910,000		$53,548		$707,236		2.1x		—		$586,755		1.4x		$1,293,991		1.7x		6%		9%
BXLS V (Jan 2020 / Mar 2025)		5,049,637		2,405,730		4,986,181		2.1x		1%		1,122,095		1.6x		6,108,276		2.0x		10%		19%

continued...

Carry/Drawdown Funds continued

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)		$2,000,000		$—		$—		n/a		—		$4,809,113		1.6x		$4,809,113		1.6x		n/a		17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)		4,120,000		993,260		73,068		0.6x		—		6,678,087		1.4x		6,751,155		1.4x		n/a		9%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)		6,639,133		1,075,107		1,363,156		0.9x		36%		9,398,065		1.6x		10,761,221		1.5x		n/a		12%
Mezzanine / Opportunistic IV (Jan 2021 / Aug 2025)		5,016,771		1,333,750		4,013,047		1.2x		—		2,902,069		1.6x		6,915,116		1.3x		n/a		13%
Mezzanine / Opportunistic V (Aug 2025 / Aug 2029)		4,679,221		4,589,329		90,283		1.0x		—		—		n/a		90,283		1.0x		n/a		n/m

Total Mezzanine / Opportunistic		22,455,125		7,991,446		5,539,554		1.1x		9%		23,787,334		1.5x		29,326,888		1.4x		n/a		13%
Stressed / Distressed I (Sep 2009 / May 2013)		3,253,143		—		—		n/a		—		5,777,098		1.3x		5,777,098		1.3x		n/a		9%
Stressed / Distressed II (Jun 2013 / Jun 2018)		5,125,000		547,430		68,114		0.1x		—		5,505,789		1.2x		5,573,903		1.1x		n/a		1%
Stressed / Distressed III (Dec 2017 / Dec 2022)		7,356,380		1,189,110		1,329,227		0.8x		—		5,665,789		1.6x		6,995,016		1.3x		n/a		10%

Total Stressed / Distressed		15,734,523		1,736,540		1,397,341		0.6x		—		16,948,676		1.3x		18,346,017		1.2x		n/a		7%
European Senior Debt I (Feb 2015 / Feb 2019)		€1,964,689		€65,697		€171,576		0.3x		—		€2,981,872		1.3x		€3,153,448		1.1x		n/a		1%
European Senior Debt II (Jun 2019 / Jun 2023) (j)		4,088,344		917,816		2,424,198		0.9x		—		4,542,977		1.7x		6,967,175		1.3x		n/a		9%

Total European Senior Debt		€6,053,033		€983,513		€2,595,774		0.8x		—		€7,524,849		1.5x		€10,120,623		1.2x		n/a		6%
Energy I (Nov 2015 / Nov 2018)		$2,856,867		$1,154,819		$172,321		0.8x		—		$3,430,854		1.6x		$3,603,175		1.5x		n/a		10%
Energy II (Feb 2019 / Jun 2023)		3,616,081		1,464,279		540,936		1.0x		—		3,325,048		1.4x		3,865,984		1.3x		n/a		15%
*Energy III (May 2023 / May 2028)		6,477,000		3,273,735		4,354,427		1.1x		—		314,738		1.1x		4,669,165		1.1x		n/a		14%

Total Energy		12,949,948		5,892,833		5,067,684		1.1x		—		7,070,640		1.5x		12,138,324		1.3x		n/a		12%
*Senior Direct Lending I (Dec 2023 / Dec 2025) (k)		2,057,661		406,816		2,365,952		1.1x		—		80,770		1.1x		2,446,722		1.1x		n/a		10%

Total Credit Drawdown Funds (l)		$60,102,916		$17,183,263		$17,420,564		1.0x		3%		$56,876,948		1.5x		$74,297,512		1.3x		n/a		10%

Select Perpetual Capital Strategies (m)

		$		$
Strategy (Inception Year) (a)	Investment Strategy	Total Assets Under Management		Total Net Return (n)
	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners Platform (2013) (o)	Core+ Real Estate		$63,109,088		4%
BREIT - Blackstone Real Estate Income Trust (2017) (p)	Core+ Real Estate		53,010,834		9%
BREIT - Class I (q)	Core+ Real Estate				9%
BXMT - Blackstone Mortgage Trust (2013) (r)	Real Estate Debt		6,017,154		6%
Private Equity
BXGP - Blackstone GP Stakes (2014) (s)	Minority GP Interests		10,707,425		13%
BIP - Blackstone Infrastructure Partners (2019) (t)	Infrastructure		55,704,659		17%
BXPE - Blackstone Private Equity Strategies Fund Program (2024) (u)	Private Equity		14,988,879		16%
BXPE - Class I (v)	Private Equity				16%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (w)	U.S. Direct Lending		16,560,625		11%
BCRED - Blackstone Private Credit Fund (2021) (x)	U.S. Direct Lending		84,996,509		10%
BCRED - Class I (y)	U.S. Direct Lending				10%
ECRED - Blackstone European Credit Fund (2022) (z)	European Direct Lending		€3,388,923		10%
ECRED - Class I (aa)	European Direct Lending				10%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	For the carry/drawdown funds only, represents funds that are in their investment period as of September 30, 2025.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)

Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2025 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(j)

European Senior Debt II IRR represents the blended return across the commingled levered and unlevered funds within the strategy. Total net returns were 13% and 7%, respectively, for the levered and unlevered funds of the strategy.

(k)

Senior Direct Lending IRR represents the blended return across the commingled levered and unlevered funds within the strategy. Total net returns were 12% and 8%, respectively, for the levered and unlevered funds of the strategy.

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

(n)

Unless otherwise indicated, Total Net Return represents the annualized inception to September 30, 2025 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(o)

BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 fund, co-investment and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of September 30, 2025, these vehicles represented $4.4 billion of Total Assets Under Management.

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
(s)

Blackstone GP Stakes (“BXGP”) represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the Secondaries - GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. As of September 30, 2025, including vehicles that are not classified as Perpetual Capital and co-investment vehicles that do not pay fees, BXGP Total Assets Under Management is $12.7 billion.

(t)

BIP represents the aggregate Total Assets Under Management and Total Net Return of infrastructure- focused funds and co-investment vehicles for institutional investors with a primary focus on the U.S. and Europe. As of September 30, 2025, including co-investment vehicles that do not pay fees, BIP Total Assets Under Management is $67.3 billion.

(u)

The BXPE Total Net Return reflects a per share blended return, assuming the BXPE fund program had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. This return is not representative of the return experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of September 30, 2025. Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation. BXPE Total Assets Under Management reflects net asset value as of September 30, 2025. BXPE Total Assets Under Management, to the extent managed by a different business, is reported in such business for the purposes of segment Assets Under Management reporting.
(v)

Represents the blended Total Net Return for the BXPE fund program’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended Class I return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of September 30, 2025. Class I Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(w)

The BXSL Total Assets Under Management and Total Net Return are presented as of June 30, 2025. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(x)

The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of September 30, 2025 was $46.7 billion.

(y)

Represents the Total Net Return for BCRED’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. Class I Total Net Return is presented on an annualized basis and is from January 7, 2021.

(z)

The ECRED Total Net Return reflects a per share blended return, assuming ECRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by ECRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from October 3, 2022. Total AUM reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities as of September 30, 2025. ECRED net asset value as of September 30, 2025 was €1.7 billion.

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

Real Estate

The following table presents the results of operations for our Real Estate segment:

	$		$		$		$		$		$		$		$
	Three Months Ended								Nine Months Ended
	September 30,				2025 vs. 2024				September 30,				2025 vs. 2024
	2025		2024		$		%		2025		2024		$		%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees		$670,774		$672,260		$(1,486)		—		$2,008,529		$2,052,223		$(43,694)		-2%
Transaction and Other Fees, Net		21,238		24,810		(3,572)		-14%		103,104		129,140		(26,036)		-20%
Management Fee Offsets		(3,213)		(1,524)		(1,689)		111%		(10,694)		(7,921)		(2,773)		35%

Total Management Fees, Net		688,799		695,546		(6,747)		-1%		2,100,939		2,173,442		(72,503)		-3%
Fee Related Performance Revenues		124,647		72,428		52,219		72%		252,040		202,992		49,048		24%
Fee Related Compensation		(168,377)		(166,567)		(1,810)		1%		(509,111)		(525,540)		16,429		-3%
Other Operating Expenses		(95,228)		(100,739)		5,511		-5%		(265,557)		(282,879)		17,322		-6%

Fee Related Earnings		549,841		500,668		49,173		10%		1,578,311		1,568,015		10,296		1%

Realized Performance Revenues		132,792		78,022		54,770		70%		195,389		181,461		13,928		8%
Realized Performance Compensation		(69,623)		(44,761)		(24,862)		56%		(102,532)		(91,919)		(10,613)		12%
Realized Principal Investment Income		5,303		6,421		(1,118)		-17%		8,449		15,667		(7,218)		-46%

Net Realizations		68,472		39,682		28,790		73%		101,306		105,209		(3,903)		-4%

Segment Distributable Earnings		$618,313		$540,350		$77,963		14%		$1,679,617		$1,673,224		$6,393		—

n/m  Not meaningful.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Segment Distributable Earnings were $618.3 million for the three months ended September 30, 2025, an increase of $78.0 million, compared to $540.4 million for the three months ended September 30, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $49.2 million in Fee Related Earnings and an increase of $28.8 million in Net Realizations.

The performance of funds in our Real Estate segment was stable overall in the third quarter of 2025. Continued momentum in digital infrastructure and multifamily investments supported appreciation, despite some offsetting weakness of foreign currencies against the U.S. dollar.

We believe values in our Real Estate equity portfolio will continue to benefit from healthy cash flow growth, declining new supply and further improvement in the cost and availability of debt. More favorable capital markets, along with improving investor sentiment, are also supporting an environment that is more conducive to transaction activity. While we expect the market for larger realizations to remain muted in the near-term, we believe this environment, if sustained, should provide a strong foundation for acceleration in transaction activity.

Fee Related Earnings

Fee Related Earnings were $549.8 million for the three months ended September 30, 2025, an increase of $49.2 million, compared to $500.7 million for the three months ended September 30, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $52.2 million in Fee Related Performance Revenues.

Fee Related Performance Revenues were $124.6 million for the three months ended September 30, 2025, an increase of $52.2 million, compared to $72.4 million for the three months ended September 30, 2024. The increase was primarily attributable to higher Fee Related Performance Revenues in BREIT.

Net Realizations

Net Realizations were $68.5 million for the three months ended September 30, 2025, an increase of $28.8 million, compared to $39.7 million for the three months ended September 30, 2024. The increase in Net Realizations was primarily attributable to an increase of $54.8 million in Realized Performance Revenues, partially offset by an increase of $24.9 million in Realized Performance Compensation.

Realized Performance Revenues were $132.8 million for the three months ended September 30, 2025, an increase of $54.8 million, compared to $78.0 million for the three months ended September 30, 2024. The increase was primarily attributable to higher Realized Performance Revenues in BREP.

Realized Performance Compensation was $69.6 million for the three months ended September 30, 2025, an increase of $24.9 million, compared to $44.8 million for the three months ended September 30, 2024. The increase was primarily attributable to the increase in Realized Performance Revenues.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Segment Distributable Earnings were $1.7 billion for the nine months ended September 30, 2025, an increase of $6.4 million, compared to the nine months ended September 30, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $10.3 million in Fee Related Earnings, partially offset by a decrease of $3.9 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $1.6 billion for the nine months ended September 30, 2025, an increase of $10.3 million, compared to the nine months ended September 30, 2024. The increase in Fee Related Earnings was attributable to an increase of $49.0 million in Fee Related Performance Revenues, offset by a decrease of $72.5 million in Management Fees, Net.

Fee Related Performance Revenues were $252.0 million for the nine months ended September 30, 2025, an increase of $49.0 million, compared to $203.0 million for the nine months ended September 30, 2024. The increase was primarily attributable to higher Fee Related Performance Revenues in BREIT.

Management Fees, Net were $2.1 billion for the nine months ended September 30, 2025, a decrease of $72.5 million, compared to $2.2 billion for the nine months ended September 30, 2024, primarily attributable to decreases in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees decreased $43.7 million primarily attributable to a decrease in Fee-Earning Assets Under Management in BREDS and BREIT. Transaction and Other Fees, Net decreased $26.0 million primarily attributable to a decrease in acquisition advisory fees paid to the advisor of our BREP funds.

Net Realizations

Net Realizations were $101.3 million for the nine months ended September 30, 2025, a decrease of $3.9 million, compared to $105.2 million for the nine months ended September 30, 2024. The decrease in Net Realizations was attributable to an increase of $10.6 million in Realized Performance Compensation and a decrease of $7.2 million in Realized Principal Investment Income, partially offset by an increase of $13.9 million in Realized Performance Revenues.

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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	$		$		$		$		$		$		$		$		$		$		$		$
	Three Months Ended September 30,								Nine Months Ended September 30,								September 30, 2025 Inception to Date
	2025				2024				2025				2024				Realized				Total
Fund (a)	Gross		Net		Gross		Net		Gross		Net		Gross		Net		Gross		Net		Gross		Net
BREP VIII		-1%		-1%		1%		0%		-3%		-3%		2%		1%		30%		23%		17%		12%
BREP IX		-2%		-2%		0%		0%		-5%		-3%		-1%		-1%		70%		47%		12%		7%
BREP X		4%		2%		8%		6%		15%		9%		25%		15%		23%		12%		25%		10%
BREP Europe V (b)		-4%		-4%		-5%		-4%		-6%		-5%		-8%		-7%		50%		41%		10%		6%
BREP Europe VI (b)		-7%		-6%		1%		0%		-14%		-12%		2%		1%		89%		65%		11%		6%
BREP Europe VII (b)		5%		3%		n/m		n/m		13%		8%		n/m		n/m		n/m		n/m		36%		15%
BREP Asia II		2%		2%		1%		1%		5%		4%		1%		0%		24%		16%		7%		4%
BREP Asia III		3%		2%		6%		3%		18%		14%		9%		-1%		73%		50%		10%		0%
BREP Co-Investment (c)		-1%		-1%		1%		0%		-1%		-1%		3%		0%		18%		16%		18%		16%
BPP (d)		-1%		-1%		-1%		-1%		-3%		-4%		-1%		-2%		n/a		n/a		5%		4%
BREIT (e)		n/a		2%		n/a		0%		n/a		5%		n/a		2%		n/a		n/a		n/a		9%
BREIT - Class I (f)		n/a		2%		n/a		0%		n/a		5%		n/a		2%		n/a		n/a		n/a		9%
BREDS High-Yield (g)		5%		4%		4%		3%		13%		9%		12%		9%		14%		10%		14%		9%
BXMT (h)		n/a		-2%		n/a		12%		n/a		14%		n/a		-2%		n/a		n/a		n/a		6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
(a)

Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues. Excludes investment vehicles where Blackstone does not earn fees.

(b)	Reflects an internal rate of return for euro-denominated investors in these funds.
(c)

BREP Co-Investment represents co-investment capital raised for various BREP investments. The Net IRR reflected is calculated by aggregating each co-investment’s realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues.

(d)

The BPP platform, which comprises over 30 fund, co-investment and separately managed account vehicles, represents the Core+ real estate funds that invest with a more modest risk profile and lower leverage.

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
(h)

Reflects the annualized return of a shareholder invested in BXMT as of the beginning of each period presented, assuming reinvestment of all dividends received during the period, and net of all fees and expenses incurred by BXMT. Return incorporates the closing NYSE stock price as of each period end. Inception to date returns are from May 22, 2013.

Funds With Closed Investment Periods as of September 30, 2025

The Real Estate segment has thirteen funds with closed investment periods as of September 30, 2025: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of September 30, 2025, BREP VII, BREP VI, BREP V, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP IX, BREP VIII, BREDS IV and BREDS III were above their carried interest thresholds as of September 30, 2025, while BREP Asia II, BREP Europe VI, and BREP Europe V were below their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	$		$		$		$		$		$		$		$
	Three Months Ended September 30,				2025 vs. 2024				Nine Months Ended September 30,				2025 vs. 2024
	2025		2024		$		%		2025		2024		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$628,402		$511,355		$117,047		23%		$1,811,914		$1,454,183		$357,731		25%
Transaction, Advisory and Other Fees, Net		106,903		45,592		61,311		134%		270,111		118,721		151,390		128%
Management Fee Offsets		(17,915)		(4,127)		(13,788)		334%		(36,545)		(4,026)		(32,519)		808%

Total Management and Advisory Fees, Net		717,390		552,820		164,570		30%		2,045,480		1,568,878		476,602		30%
Fee Related Performance Revenues		126,652		5,868		120,784		n/m		379,887		14,571		365,316		n/m
Fee Related Compensation		(231,915)		(169,059)		(62,856)		37%		(702,159)		(489,686)		(212,473)		43%
Other Operating Expenses		(120,743)		(96,660)		(24,083)		25%		(335,937)		(274,131)		(61,806)		23%

Fee Related Earnings		491,384		292,969		198,415		68%		1,387,271		819,632		567,639		69%

Realized Performance Revenues		559,383		216,643		342,740		158%		1,318,436		1,048,314		270,122		26%
Realized Performance Compensation		(205,967)		(94,800)		(111,167)		117%		(573,932)		(495,042)		(78,890)		16%
Realized Principal Investment Income		26,686		9,028		17,658		196%		55,721		37,182		18,539		50%

Net Realizations		380,102		130,871		249,231		190%		800,225		590,454		209,771		36%

Segment Distributable Earnings		$871,486		$423,840		$447,646		106%		$2,187,496		$1,410,086		$777,410		55%

n/m	Not meaningful.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Segment Distributable Earnings were $871.5 million for the three months ended September 30, 2025, an increase of $447.6 million, compared to $423.8 million for the three months ended September 30, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $249.2 million in Net Realizations and an increase of $198.4 million in Fee Related Earnings.

Our Private Equity segment generated positive performance across all strategies in the third quarter of 2025, with particular strength in our Infrastructure and Secondaries strategies. In Corporate Private Equity, our operating companies exhibited resilient performance with solid revenue growth and margin stability. A more favorable capital markets environment has begun to provide a foundation for acceleration in transaction activity, including initial public offerings. If sustained, this environment should contribute to a further increase in transaction activity, including realizations, in our Private Equity segment.

Fee Related Earnings

Fee Related Earnings were $491.4 million for the three months ended September 30, 2025, an increase of $198.4 million, compared to $293.0 million for the three months ended September 30, 2024. The increase in Fee Related Earnings was primarily attributable to increases of $164.6 million in Management and Advisory Fees, Net and $120.8 million in Fee Related Performance Revenues, partially offset by an increase of $62.9 million in Fee Related Compensation.

Management and Advisory Fees, Net were $717.4 million for the three months ended September 30, 2025, an increase of $164.6 million, compared to $552.8 million for the three months ended September 30, 2024, primarily attributable to increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $117.0 million primarily attributable to fee holiday expirations of BCP IX and BETP IV, as well as an increase in Fee-Earning Assets Under Management in BXPE and BIP. Transaction, Advisory and Other Fees, Net increased $61.3 million primarily attributable to increased volume of deal activity in BXCM.

Fee Related Performance Revenues were $126.7 million for the three months ended September 30, 2025, an increase of $120.8 million, compared to $5.9 million for the three months ended September 30, 2024. The increase was primarily attributable to crystallization of performance revenues in BXPE and BIP.

Fee Related Compensation was $231.9 million for the three months ended September 30, 2025, an increase of $62.9 million, compared to $169.1 million for the three months ended September 30, 2024. The increase was primarily attributable to increases in Fee Related Performance Revenues and Management and Advisory Fees, Net both of which impact Fee Related Compensation.

Net Realizations

Net Realizations were $380.1 million for the three months ended September 30, 2025, an increase of $249.2 million, compared to $130.9 million for the three months ended September 30, 2024. The increase in Net Realizations was attributable to an increase in Realized Performance Revenues of $342.7 million, partially offset by an increase in Realized Performance Compensation of $111.2 million.

Realized Performance Revenues were $559.4 million for the three months ended September 30, 2025, an increase of $342.7 million, compared to $216.6 million for the three months ended September 30, 2024. The increase was primarily attributable to increases in Realized Performance Revenues in Secondaries, related to the sale of an interest in the GP Stakes portfolio, and Tactical Opportunities.

Realized Performance Compensation was $206.0 million for the three months ended September 30, 2025, an increase of $111.2 million, compared to $94.8 million for the three months ended September 30, 2024. The increase was primarily attributable to the increase in Realized Performance Revenues.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Segment Distributable Earnings were $2.2 billion for the nine months ended September 30, 2025, an increase of $777.4 million, compared to $1.4 billion for the nine months ended September 30, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $567.6 million in Fee Related Earnings and an increase of $209.8 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $1.4 billion for the nine months ended September 30, 2025, an increase of $567.6 million, compared to $819.6 million for the nine months ended September 30, 2024. The increase in Fee Related Earnings was primarily attributable to increases of $476.6 million in Management and Advisory Fees, Net and $365.3 million in Fee Related Performance Revenues, partially offset by an increase of $212.5 million in Fee Related Compensation.

Management and Advisory Fees, Net were $2.0 billion for the nine months ended September 30, 2025, an increase of $476.6 million compared to $1.6 billion for the nine months ended September 30, 2024, primarily attributable to increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $357.7 million primarily attributable to fee holiday expirations in BCP IX and BETP IV, as well as increased Fee-Earning Assets Under Management in BXPE and BIP. Transaction, Advisory and Other Fees, Net increased $151.4 million primarily attributable to increased volume of deal activity in BXCM.

Fee Related Performance Revenues were $379.9 million for the nine months ended September 30, 2025, an increase of $365.3 million compared to $14.6 million for the nine months ended September 30, 2024. The increase was primarily attributable to crystallization of performance revenues in BXPE and BIP.

Fee Related Compensation was $702.2 million for the nine months ended September 30, 2025, an increase of $212.5 million, compared to $489.7 million for the nine months ended September 30, 2024. The increase was primarily attributable to increases in Management and Advisory Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.

Net Realizations

Net Realizations were $800.2 million for the nine months ended September 30, 2025, an increase of $209.8 million, compared to $590.5 million for the nine months ended September 30, 2024. The increase in Net Realizations was primarily attributable to an increase of $270.1 million in Realized Performance Revenues, partially offset by an increase of $78.9 million in Realized Performance Compensation.

Realized Performance Revenues were $1.3 billion for the nine months ended September 30, 2025, an increase of $270.1 million, compared to $1.0 billion for the nine months ended September 30, 2024. The increase was primarily attributable to increases in Realized Performance Revenues in Secondaries, related to the sale of an interest in the GP Stakes portfolio, and Tactical Opportunities.

Realized Performance Compensation was $573.9 million for the nine months ended September 30, 2025, an increase of $78.9 million, compared to $495.0 million for the nine months ended September 30, 2024. The increase was primarily attributable to the increase in Realized Performance.

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

The following table presents the internal rates of return of our significant private equity funds:

	$		$		$		$		$		$		$		$		$		$		$		$
	Three Months Ended								Nine Months Ended								September 30, 2025
	September 30,								September 30,								Inception to Date
	2025				2024				2025				2024				Realized				Total
Fund (a)	Gross		Net		Gross		Net		Gross		Net		Gross		Net		Gross		Net		Gross		Net
BCP VI		-3%		-3%		2%		2%		0%		0%		2%		2%		18%		14%		17%		12%
BCP VII		-1%		-1%		3%		3%		8%		6%		9%		7%		33%		24%		18%		12%
BCP VIII		1%		1%		8%		6%		8%		5%		13%		8%		43%		30%		17%		10%
BCP Asia I		-6%		-6%		9%		8%		-3%		-3%		16%		13%		62%		43%		33%		22%
BCP Asia II		-1%		-2%		20%		17%		9%		4%		44%		35%		177%		113%		57%		34%
BEP II		2%		1%		6%		2%		-8%		-8%		21%		8%		14%		10%		13%		8%
BEP III		11%		9%		9%		7%		15%		12%		17%		13%		52%		36%		38%		26%
BCEP I		2%		2%		2%		2%		3%		3%		6%		5%		55%		50%		18%		16%
BCEP II		8%		7%		3%		2%		18%		15%		12%		9%		n/a		n/a		20%		15%
Tactical Opportunities		4%		2%		5%		3%		10%		6%		9%		5%		18%		15%		15%		10%
Tactical Opportunities Co-Investment and Other		3%		1%		5%		4%		11%		9%		10%		9%		21%		18%		19%		16%
Clarus IV		1%		1%		3%		3%		0%		-1%		17%		14%		11%		6%		14%		9%
BXLS V		2%		2%		7%		5%		18%		14%		24%		17%		16%		10%		30%		19%
BXG I		1%		1%		0%		-1%		6%		4%		1%		-2%		n/m		n/m		3%		-1%
BXPE (e)		n/a		3%		n/a		4%		n/a		13%		n/a		8%		n/a		n/a		n/a		16%
BXPE - Class I (f)		n/a		3%		n/a		n/a		n/a		13%		n/a		n/a		n/a		n/a		n/a		16%
BIP (d)		5%		4%		6%		5%		17%		13%		18%		15%		n/a		n/a		22%		17%
Strategic Partners VII (b)		2%		2%		-2%		-2%		2%		1%		-3%		-3%		n/a		n/a		20%		15%
Strategic Partners Real Assets II (b)		2%		2%		1%		0%		14%		12%		10%		8%		n/a		n/a		19%		15%
Strategic Partners VIII (b)		3%		2%		0%		-1%		4%		2%		1%		-1%		n/a		n/a		27%		20%
Strategic Partners Real Estate, SMA and Other (b)		1%		1%		2%		1%		3%		2%		-1%		-5%		n/a		n/a		13%		11%
Strategic Partners Infrastructure III (b)		4%		3%		4%		3%		10%		8%		9%		7%		n/a		n/a		25%		18%
Strategic Partners IX (b)		5%		4%		2%		1%		21%		17%		18%		13%		n/a		n/a		29%		20%
Strategic Partners GP Solutions (b)		4%		4%		-2%		-2%		7%		4%		-2%		-4%		n/a		n/a		3%		0%
BXGP (c)		1%		-3%		13%		12%		12%		5%		28%		22%		n/a		n/a		20%		13%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
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
(e)

Reflects a per share blended return for each respective period, assuming the BXPE had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. These returns are not representative of the returns experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of September 30, 2025. Inception to date returns are presented on an annualized basis and are from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(f)

Represents the blended returns for BXPE’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended return, vehicles or share classes that report in a foreign currency have been converted to U.S. dollars at the spot rate as of September 30, 2025. Class I Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

Funds With Closed Investment Periods as of September 30, 2025

Corporate Private Equity has eleven funds with closed investment periods: BCP V, BCP VI, BCP VII, BCP VIII, BEP I, BEP II, BEP III, BCEP I and BCP Asia I. BCP V is comprised of two fund classes, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. BCP V, BCP VI, BCP VII, BCP VIII, BEP I, BEP II, BEP III, BCEP I and BCP Asia I were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

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

Credit & Insurance

The following table presents the results of operations for our Credit & Insurance segment:

	$		$		$		$		$		$		$		$
	Three Months Ended								Nine Months Ended
	September 30,				2025 vs. 2024				September 30,				2025 vs. 2024
	2025		2024		$		%		2025		2024		$		%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees		$483,078		$407,947		$75,131		18%		$1,393,958		$1,149,811		$244,147		21%
Transaction and Other Fees, Net		27,062		11,164		15,898		142%		56,522		31,200		25,322		81%
Management Fee Offsets		(12,965)		(1,062)		(11,903)		n/m		(35,634)		(2,947)		(32,687)		n/m

Total Management Fees, Net		497,175		418,049		79,126		19%		1,414,846		1,178,064		236,782		20%
Fee Related Performance Revenues		201,719		185,805		15,914		9%		587,056		519,106		67,950		13%
Fee Related Compensation		(218,425)		(181,586)		(36,839)		20%		(640,348)		(532,658)		(107,690)		20%
Other Operating Expenses		(113,120)		(97,756)		(15,364)		16%		(316,824)		(270,680)		(46,144)		17%

Fee Related Earnings		367,349		324,512		42,837		13%		1,044,730		893,832		150,898		17%

Realized Performance Revenues		40,124		42,926		(2,802)		-7%		219,114		149,293		69,821		47%
Realized Performance Compensation		(21,123)		(16,489)		(4,634)		28%		(92,051)		(59,548)		(32,503)		55%
Realized Principal Investment Income		29,855		24,239		5,616		23%		143,558		31,311		112,247		358%

Net Realizations		48,856		50,676		(1,820)		-4%		270,621		121,056		149,565		124%

Segment Distributable Earnings		$416,205		$375,188		$41,017		11%		$1,315,351		$1,014,888		$300,463		30%

n/m	Not meaningful.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Segment Distributable Earnings were $416.2 million for the three months ended September 30, 2025, an increase of $41.0 million, compared to $375.2 million for the three months ended September 30, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $42.8 million in Fee Related Earnings, partially offset by a decrease of $1.8 million in Net Realizations.

Our Credit & Insurance segment demonstrated strong performance in the third quarter of 2025. While lower interest rates will likely reduce returns in our floating rate strategies, we believe we will continue to generate excess returns relative to liquid markets in our private credit strategies. Our Credit & Insurance segment funds’ holdings are predominantly in senior secured credit with significant equity subordination from institutional borrowers. While we would expect defaults to rise as the credit cycle progresses, we believe these structural advantages should position our Credit & Insurance segment well.

We also continue to see long-term structural shifts toward private credit in the lending market. This has contributed to robust momentum in our non-investment grade strategies, investment grade private credit and perpetual capital strategies. In addition, opportunities for corporate and bank partnerships and a favorable capital markets environment should continue to support overall transaction activity, including deployment. Given the significant opportunities in the space, competition in the private credit markets has increased and is likely to increase further as a result of product innovation and customization by private credit managers. In addition, regulatory measures aimed at reducing burden on U.S. banks, such as less onerous bank regulatory capital requirements, may also increase competition.

Fee Related Earnings

Fee Related Earnings were $367.3 million for the three months ended September 30, 2025, an increase of $42.8 million, compared to $324.5 million for the three months ended September 30, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $79.1 million in Management Fees, Net, partially offset by an increase of $36.8 million in Fee Related Compensation.

Management Fees, Net were $497.2 million for the three months ended September 30, 2025, an increase of $79.1 million, compared to $418.0 million for the three months ended September 30, 2024, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $75.1 million, primarily attributable to inflows from Fee-Earning Assets Under Management in private corporate credit.

Fee Related Compensation was $218.4 million for the three months ended September 30, 2025, an increase of $36.8 million, compared to $181.6 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase in Management Fees, Net, which impacts Fee Related Compensation.

Net Realizations

Net Realizations were $48.9 million for the three months ended September 30, 2025, a decrease of $1.8 million, compared to $50.7 million for the three months ended September 30, 2024. The decrease in Net Realizations was attributable to an increase of $4.6 million in Realized Performance Compensation and a decrease of $2.8 million in Realized Performance Revenues, partially offset by an increase of $5.6 million in Realized Principal Investment Income.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Segment Distributable Earnings were $1.3 billion for the nine months ended September 30, 2025, an increase of $300.5 million, compared to $1.0 billion for the nine months ended September 30, 2024. The increase in Segment Distributable Earnings was attributable to increases of $150.9 million in Fee Related Earnings and $149.6 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $1.0 billion for the nine months ended September 30, 2025, an increase of $150.9 million, compared to $893.8 million for the nine months ended September 30, 2024. The increase in Fee Related Earnings was primarily attributable to increases of $236.8 million in Management Fees, Net and $68.0 million in Fee Related Performance Revenues, partially offset by an increase of $107.7 million in Fee Related Compensation.

Management Fees, Net were $1.4 billion for the nine months ended September 30, 2025, an increase of $236.8 million, compared to $1.2 billion for the nine months ended September 30, 2024, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $244.1 million primarily attributable to an increase in Fee-Earning Assets Under Management in infrastructure and asset based credit.

Fee Related Performance Revenues were $587.1 million for the nine months ended September 30, 2025, an increase of $68.0 million, compared to $519.1 million for the nine months ended September 30, 2024. The increase was primarily attributable to higher net investment income and Fee-Earning Assets Under Management in BCRED.

Fee Related Compensation was $640.3 million for the nine months ended September 30, 2025, an increase of $107.7 million, compared to $532.7 million for the nine months ended September 30, 2024. The increase was primarily attributable to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.

Net Realizations

Net Realizations were $270.6 million for the nine months ended September 30, 2025, an increase of $149.6 million, compared to $121.1 million for the nine months ended September 30, 2024. The increase in Net Realizations was primarily attributable to an increase of $112.2 million in Realized Principal Investment Income.

Realized Principal Investment Income was $143.6 million for the nine months ended September 30, 2025, an increase of $112.2 million, compared to $31.3 million for the nine months ended September 30, 2024. The increase was primarily attributable to the sale of Bistro, a portfolio visualization software platform developed by Blackstone.

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

The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,				September 30, 2025
	2025		2024		2025		2024		Inception to Date
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	3%	2%	4%	3%	9%	6%	12%	9%	15%	10%
Liquid Credit (b)	2%	2%	2%	2%	5%	4%	7%	7%	5%	5%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
(b)

Private Credit returns include the Flagship commingled funds across the opportunistic lending, global middle market direct lending funds (including BXSL, BCRED, and ECRED strategies), stressed/distressed strategies, and non-investment grade infrastructure and asset based credit. Separately managed accounts, funds with a limited number of limited partners that are not broadly marketed, inactive investment strategies, unlevered funds within a strategy that has designated levered and unlevered sleeves, and Multi-Asset Credit strategies are excluded. Liquid Credit returns include CLOs, closed-ended funds, open-ended funds and separately managed accounts. Only fee-earning funds exceeding $100 million of fair value at the beginning of each respective quarter-end are included. Funds in liquidation and funds investing primarily in investment grade corporate credit or asset based finance are excluded. Blackstone Funds that were contributed to BXCI as part of Blackstone’s acquisition of GSO in March 2008 and the pre-acquisition date performance for funds and vehicles acquired by BXCI subsequent to March 2008, are also excluded.

Operating Metrics

The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	$		$		$		$
	Invested Performance				Estimated % Above
	Eligible Assets Under				High Water Mark/
	Management				Hurdle (a)
	As of September 30,				As of September 30,
	2025		2024		2025		2024
(Dollars in Thousands)
Credit & Insurance (b)		$119,259,691		$105,416,219		99%		99%

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

(b)

For the Credit & Insurance managed funds, at September 30, 2025, the incremental appreciation needed for the 1% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.4 billion, an increase of $334.1 million, compared to $2.1 billion at September 30, 2024. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of September 30, 2025, 28% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing

The following table presents the results of operations for our Multi-Asset Investing segment:

	$		$		$		$		$		$		$		$
	Three Months Ended								Nine Months Ended
	September 30,				2025 vs. 2024				September 30,				2025 vs. 2024
	2025		2024		$		%		2025		2024		$		%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees		$137,448		$119,379		$18,069		15%		$389,092		$351,020		$38,072		11%
Transaction and Other Fees, Net		1,008		940		68		7%		3,473		2,919		554		19%
Management Fee Offsets		—		—		—		n/m		—		(80)		80		-100%

Total Management Fees, Net		138,456		120,319		18,137		15%		392,565		353,859		38,706		11%
Fee Related Compensation		(39,374)		(37,643)		(1,731)		5%		(123,771)		(113,961)		(9,810)		9%
Other Operating Expenses		(26,979)		(25,668)		(1,311)		5%		(76,870)		(75,233)		(1,637)		2%

Fee Related Earnings		72,103		57,008		15,095		26%		191,924		164,665		27,259		17%

Realized Performance Revenues		12,654		5,078		7,576		149%		25,158		42,883		(17,725)		-41%
Realized Performance Compensation		(5,929)		(1,520)		(4,409)		290%		(11,675)		(15,142)		3,467		-23%
Realized Principal Investment Income (Loss)		691		715		(24)		-3%		2,138		(17,247)		19,385		n/m

Net Realizations		7,416		4,273		3,143		74%		15,621		10,494		5,127		49%

Segment Distributable Earnings		$79,519		$61,281		$18,238		30%		$207,545		$175,159		$32,386		18%

n/m	Not meaningful.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Segment Distributable Earnings were $79.5 million for the three months ended September 30, 2025, an increase of $18.2 million, compared to $61.3 million for the three months ended September 30, 2024. The increase in Segment Distributable Earnings was attributable to increases of $15.1 million in Fee Related Earnings and $3.1 million in Net Realizations.

Nearly all the strategies in our Multi-Asset Investing segment exhibited positive performance in the third quarter of 2025. In particular, the Absolute Return Composite had its twenty-second consecutive quarter of positive performance, including across our equities, macro, quantitative, and credit strategies. This coincided with strong investor sentiment, with year-to-date net inflows in the segment of over $5 billion, the highest in nearly 15 years. Market volatility decreased in the quarter and, as certain strategies in our Multi-Asset Investing segment are designed to capitalize on periods of market volatility, a sustained period of low volatility may make it more difficult for such strategies to generate strong returns.

Fee Related Earnings

Fee Related Earnings were $72.1 million for the three months ended September 30, 2025, an increase of $15.1 million, compared to $57.0 million for the three months ended September 30, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $18.1 million in Management Fees, Net.

Management Fees, Net were $138.5 million for the three months ended September 30, 2025, an increase of $18.1 million, compared to $120.3 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase in Base Management Fees. Base Management Fees increased $18.1 million primarily attributable to an increase in Fee-Earning Assets Under Management in Absolute Return.

Net Realizations

Net Realizations were $7.4 million for the three months ended September 30, 2025, an increase of $3.1 million, compared to $4.3 million for the three months ended September 30, 2024. The increase was primarily attributable to an increase of $7.6 million in Realized Performance Revenues, partially offset by an increase of $4.4 million in Realized Performance Compensation.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Segment Distributable Earnings were $207.5 million for the nine months ended September 30, 2025, an increase of $32.4 million, compared to $175.2 million for the nine months ended September 30, 2024. The increase in Segment Distributable Earnings was attributable to increases of $27.3 million in Fee Related Earnings and $5.1 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $191.9 million for the nine months ended September 30, 2025, an increase of $27.3 million, compared to $164.7 million for the nine months ended September 30, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $38.7 million in Management Fees, Net.

Management Fees, Net were $392.6 million for the nine months ended September 30, 2025, an increase of $38.7 million, compared to $353.9 million for the nine months ended September 30, 2024, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $38.1 million, primarily attributable to an increase in Fee-Earning Assets Under Management in Absolute Return.

Net Realizations

Net Realizations were $15.6 million for the nine months ended September 30, 2025, an increase of $5.1 million, compared to $10.5 million for the nine months ended September 30, 2024. The increase in Net Realizations was attributable to an increase of $19.4 million in Realized Principal Investment Income (Loss) and a decrease of $3.5 million in Realized Performance Compensation, partially offset by a decrease of $17.7 million in Realized Performance Revenues.

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

The following table presents the return information of the Absolute Return Composite:

	Three				Nine				Average Annual Returns (a)
	Months Ended				Months Ended				Periods Ended
	September 30,				September 30,				September 30, 2025
	2025		2024		2025		2024		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	3%	3%	2%	2%	9%	8%	9%	8%	13%	11%	11%	10%	10%	9%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
(b)

Absolute Return Composite covers the period from January 2000 to present, although BXMA’s inception date is September 1990. The Absolute Return Composite includes only BXMA-managed commingled and customized multi-manager funds and accounts and does not include BXMA’s liquid solutions, seeding, Multi-Strategy, Total Portfolio Management and Public Real Assets (non-discretionary) platforms, except for investments by Absolute Return funds directly into those platforms. BXMA-managed funds in liquidation and, in the case of net returns, non-fee-paying assets are also excluded. The funds/accounts that comprise the Absolute Return Composite are not managed within a single fund or account and are managed with different mandates. There is no guarantee that BXMA would have made the same mix of investments in a stand-alone fund/account. The Absolute Return Composite is not an investible product and, as such, the performance of the Absolute Return Composite does not represent the performance of an actual fund or account. The historical return is from January 1, 2000.

Operating Metrics

The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	$		$		$		$
	Invested Performance Eligible Assets Under Management				Estimated % Above High Water Mark/Benchmark (a)
	As of September 30,				As of September 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)		$54,410,714		$50,287,515		97%		98%

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

(b)

For the Multi-Asset Investing managed funds, at September 30, 2025, the incremental appreciation needed for the 3% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $109.8 million, a decrease of $(15.9) million, compared to $125.7 million at September 30, 2024. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2025, 83% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income (Loss) Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.		$624,917		$780,835		$2,004,013		$2,072,635
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		457,110		603,057		1,545,429		1,691,604
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		125,890		202,929		467,273		406,339
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		29,008		(22,184)		55,117		(61,595)

Net Income		1,236,925		1,564,637		4,071,832		4,108,983
Provision for Taxes		209,657		245,303		742,978		789,220

Net Income Before Provision for Taxes		1,446,582		1,809,940		4,814,810		4,898,203
Transaction-Related and Non-Recurring Items (a)		(9,412)		(394)		19,793		56,765
Amortization of Intangibles (b)		7,333		7,333		21,999		21,999
Impact of Consolidation (c)		(154,898)		(180,745)		(522,390)		(344,744)
Unrealized Performance Revenues (d)		215,872		(1,154,905)		(360,585)		(1,723,080)
Unrealized Performance Allocations Compensation (e)		(31,547)		465,099		224,630		747,679
Unrealized Principal Investment (Income) Loss (f)		216,084		90,254		(239,266)		(314,597)
Other Revenues (g)		(28,702)		96,329		270,016		32,041
Equity-Based Compensation (h)		301,562		262,798		1,084,882		875,973
Administrative Fee Adjustment (i)		4,097		3,219		12,395		8,161
Taxes and Related Payables (j)		(77,484)		(120,278)		(460,229)		(461,151)

Distributable Earnings		1,889,487		1,278,650		4,866,055		3,797,249
Taxes and Related Payables (j)		77,484		120,278		460,229		461,151
Net Interest and Dividend Loss (k)		18,552		1,731		63,725		14,957

Total Segment Distributable Earnings		1,985,523		1,400,659		5,390,009		4,273,357
Realized Performance Revenues (l)		(744,953)		(342,669)		(1,758,097)		(1,421,951)
Realized Performance Compensation (m)		302,642		157,570		780,190		661,651
Realized Principal Investment Income (n)		(62,535)		(40,403)		(209,866)		(66,913)

Fee Related Earnings		$1,480,677		$1,175,157		$4,202,236		$3,446,144

Adjusted EBITDA Reconciliation
Distributable Earnings		$1,889,487		$1,278,650		$4,866,055		$3,797,249
Interest Expense (o)		126,090		111,326		369,073		327,390
Taxes and Related Payables (j)		77,484		120,278		460,229		461,151
Depreciation and Amortization (p)		24,015		24,685		72,883		76,074

Adjusted EBITDA		$2,117,076		$1,534,939		$5,768,240		$4,661,864

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

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations		$(215,818)		$1,154,918		$360,666		$1,723,090
Segment Adjustment		(54)		(13)		(81)		(10)

Unrealized Performance Revenues		$(215,872)		$1,154,905		$360,585		$1,723,080

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)		$(238,658)		$(1,864)		$285,446		$427,983
Segment Adjustment		22,574		(88,390)		(46,180)		(113,386)

Unrealized Principal Investment Income (Loss)		$(216,084)		$(90,254)		$239,266		$314,597

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents the removal of certain Transaction-Related and Non-Recurring Items.

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
GAAP Other Revenue		$28,702		$(96,312)		$(269,971)		$(31,861)
Segment Adjustment		—		(17)		(45)		(180)

Other Revenues		$28,702		$(96,329)		$(270,016)		$(32,041)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
(i)

This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(j)

Taxes represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and adjusted for impacts of divestitures and tax contingencies. For interim periods, taxes are calculated using the preferred annualized effective tax rate approach. Related Payables represent tax-related payables including the amount payable to the holders of the tax receivable agreements based on expected tax savings generated in the respective period. See “—Key Financial Measures and Indicators — Distributable Earnings” for the full definition of Taxes and Related Payables.

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
Taxes		$49,719		$95,483		$379,416		$393,012
Related Payables		27,765		24,795		80,813		68,139

Taxes and Related Payables		$77,484		$120,278		$460,229		$461,151

(k)

This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the tax receivable agreement.

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2025		2024		2025		2024
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue		$107,538		$109,774		$305,347		$312,612
Segment Adjustment		—		(179)		1		(179)

Interest and Dividend Revenue		107,538		109,595		305,348		312,433

GAAP Interest Expense		126,288		111,337		380,225		328,156
Segment Adjustment		(198)		(11)		(11,152)		(766)

Interest Expense		126,090		111,326		369,073		327,390

Net Interest and Dividend Loss		$(18,552)		$(1,731)		$(63,725)		$(14,957)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.

(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the tax receivable agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	$		$
	September 30,
	2025		2024
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds		$5,507,078		$3,873,027
Equity Method Investments
Partnership Investments		6,936,411		6,295,704
Accrued Performance Allocations		11,933,738		12,411,485
Corporate Treasury Investments		262,582		147,642
Other Investments		6,888,634		5,594,857

Total GAAP Investments		$31,528,443		$28,322,715

Accrued Performance Allocations - GAAP		$11,933,738		$12,411,485
Due from Affiliates - GAAP (a)		215,647		253,490
Less: Net Realized Performance Revenues (b)		(379,797)		(141,896)
Less: Accrued Performance Compensation - GAAP (c)		(5,258,769)		(5,531,520)

Net Accrued Performance Revenues		$6,510,819		$6,991,559

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.

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

Total Assets were $46.6 billion as of September 30, 2025, an increase of $3.1 billion from December 31, 2024. The increase in Total Assets was primarily attributable to increases of $2.1 billion in total assets attributable to consolidated Blackstone funds and $1.3 billion in total assets attributable to consolidated operating partnerships.

•	The increase in total assets attributable to consolidated Blackstone funds was primarily attributable to an increase of $1.6 billion in Investments.

○	The increase in Investments was primarily attributable to purchases made by consolidated fund entities.

•

The increase in total assets attributable to consolidated operating partnerships was primarily attributable to increases of $458.6 million in Cash and Cash Equivalents and $414.4 million in Investments.

○

The increase in Cash and Cash Equivalents was primarily attributable to ongoing operating activities, partially offset by the paydown of senior notes that matured and partial paydowns of the Revolving Credit Facility.

○	The increase in Investments was primarily attributable to appreciation in our Private Equity segment.

Total Liabilities were $25.2 billion as of September 30, 2025, an increase of $1.2 billion from December 31, 2024. The increase in Total Liabilities was primarily attributable to an increase of $1.0 billion in total liabilities attributable to consolidated operating partnerships.

•

The increase in total liabilities attributable to consolidated operating partnerships was primarily attributable to increases of $441.1 million in Loans Payable and $298.3 million in Accrued Compensation and Benefits.

○

The increase in Loans Payable was primarily attributable to a draw of the Revolving Credit Facility during the quarter ended March 31, 2025, partially offset by the paydown of senior notes that matured and partial paydowns of the Revolving Credit Facility.

○	The increase in Accrued Compensation and Benefits was primarily attributable to an increase in compensation-related accruals.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes and other borrowings, liquid investments we hold on our balance sheet and access to our $4.325 billion committed Revolving Credit Facility. As of September 30, 2025, Blackstone had $2.4 billion in Cash and Cash Equivalents, $262.6 million invested in Corporate Treasury Investments and $6.9 billion in Other Investments (which included $6.3 billion of liquid investments), against $11.8 billion in borrowings. Such borrowings included $550.0 million of outstanding borrowings under the Revolving Credit Facility, which were repaid on November 5, 2025, and our outstanding senior notes.

On November 3, 2025, Blackstone, through its subsidiary Blackstone Reg Finance Co. L.L.C., issued $600 million aggregate principal amount 4.300% senior notes due November 3, 2030 (the “Registered 2030 Notes”), and $600 million aggregate principal amount of 4.950% senior notes due February 15, 2036 (the “Registered 2036 Notes” and, together with the Registered 2030 Notes, the “Registered Notes”), pursuant to a Registration Statement on Form S-3. Blackstone intends to use the net proceeds from the sale of the Registered Notes for general corporate purposes. For additional information see Note 11. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 1. Financial Statements and Supplementary Data” of this filing and “— Notable Transactions.”

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

Capital Commitments

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2025 consisted of the following:

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP VII		$300,000		$20,072		$100,000		$6,691
BREP VIII		300,000		26,035		100,000		8,678
BREP IX		300,000		44,471		100,000		14,824
BREP X		300,000		183,404		100,000		61,135
BREP Europe III		100,000		11,257		35,000		3,752
BREP Europe IV		130,000		19,086		43,333		6,362
BREP Europe V		150,000		15,563		43,333		4,496
BREP Europe VI		130,000		40,290		43,333		13,430
BREP Europe VII		130,000		86,968		43,333		28,989
BREP Asia I		50,392		10,342		16,797		3,447
BREP Asia II		70,707		12,143		23,569		4,048
BREP Asia III		81,078		43,639		27,026		14,546
BREDS III		50,000		11,358		16,667		3,786
BREDS IV		50,000		15,751		49,113		15,471
BREDS V		50,000		38,148		48,070		36,675
BPP		251,284		31,197		—		—
Other (c)		38,179		16,179		—		—

Total Real Estate		2,481,640		625,903		789,574		226,330

Private Equity
BCP V		629,356		29,573		—		—
BCP VI		719,718		81,400		250,000		28,275
BCP VII		500,000		25,739		225,000		11,582
BCP VIII		500,000		100,890		225,000		45,400
BCP IX		500,000		475,308		225,000		213,889
BEP I		50,000		4,728		—		—
BEP II		80,000		10,498		26,667		3,499
BEP III		80,000		33,552		26,667		11,184
BETP IV		80,000		55,794		26,667		18,598
BCP Asia I		40,000		5,869		13,333		1,956
BCP Asia II		100,000		63,023		33,333		21,008
BCP Asia III		181,463		181,463		60,488		60,488

continued...

Capital Commitments continued

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Private Equity (continued)
Core Private Equity I		$117,747		$27,016		$18,992		$4,358
Core Private Equity II		160,000		99,796		32,640		20,358
Tactical Opportunities		489,795		199,495		163,265		66,498
Strategic Partners (Secondaries)		1,508,936		633,613		1,208,765		553,260
BIP		509,649		107,333		—		—
Life Sciences		206,622		131,747		37,353		20,729
Growth		165,095		99,008		54,695		32,982
Other (c)		290,210		26,646		—		—

Total Private Equity		6,908,591		2,392,491		2,627,865		1,114,064

Credit & Insurance
Mezzanine / Opportunistic II		120,000		29,059		110,101		26,661
Mezzanine / Opportunistic III		130,783		34,076		98,118		25,565
Mezzanine / Opportunistic IV		122,000		53,347		116,171		50,798
Mezzanine / Opportunistic V		91,749		91,749		30,583		30,583
Stressed / Distressed II		125,000		51,612		119,878		49,497
Stressed / Distressed III		151,000		34,949		146,432		33,892
European Senior Debt I		63,000		2,873		56,882		2,594
European Senior Debt II		93,186		32,582		90,915		31,834
European Senior Debt III		23,870		12,259		19,807		10,172
Energy I		80,000		36,700		75,445		34,611
Energy II		150,000		102,832		149,036		102,171
Energy III		127,000		97,250		120,518		92,287
Energy SMAs		52,829		24,876		4,944		3,027
Credit Alpha Fund		52,102		19,752		50,670		19,209
Credit Alpha Fund II		25,500		12,550		24,385		12,001
Direct Lending SMAs		92,913		57,608		41,924		27,799
European Senior Direct Lending Fund		18,166		18,166		6,055		6,055
Other (c)		60,781		29,039		1,846		849

Total Credit & Insurance		1,579,879		741,279		1,263,710		559,605

continued...

Capital Commitments continued

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance II		$50,000		$1,482		$—		$—
Strategic Alliance III		22,000		24,263		—		—
Strategic Alliance IV		15,000		9,746		—		—
Dislocation		20,000		11,012		—		—
Other (c)		5,446		1,737		—		—

Total Multi-Asset Investing		112,446		48,240		—		—

Other
Treasury (d)		2,163,835		1,685,456		—		—

		$13,246,391		$5,493,369		$4,681,149		$1,899,999

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

(c)	Represents capital commitments in each respective segment to a number of other funds.
(d)	Represents loan origination commitments, revolver commitments and capital market commitments.

For a tabular presentation of the timing of Blackstone’s remaining capital commitments to our funds, the funds we invest in and our investment strategies see “—Contractual Obligations.”

Borrowings

As of September 30, 2025, Blackstone Holdings Finance Co. L.L.C. and Blackstone Reg Finance Co. L.L.C. (each an “Issuer” and together the “Issuers”), both indirect subsidiaries of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

		$11,244,780

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

Blackstone, through Blackstone Holdings Finance Co. L.L.C., has a $4.325 billion unsecured Revolving Credit Facility with Citibank, N.A., as administrative agent with a maturity date of October 16, 2030. As of September 30, 2025, Blackstone had $550.0 million of outstanding borrowings under the Revolving Credit Facility. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.

For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and the Revolving Credit Facility see “—Contractual Obligations.”

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2025 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	$		$		$		$		$
Contractual Obligations	October 1, 2025 to December 31, 2025		2026-2027		2028-2029		Thereafter		Total
	(Dollars in Thousands)
Operating Lease Obligations (a)		$198,695		$428,005		$1,052,305		$1,729,320		$3,408,325
Purchase Obligations		78,781		177,207		20,189		976		277,153
Blackstone Operating Borrowings (b)		—		1,604,040		1,904,040		8,286,700		11,794,780
Interest on Blackstone Operating Borrowings (c)		465,883		869,322		786,283		3,406,485		5,527,973
Borrowings of Consolidated Blackstone Funds		50,543		151,630		129,488		—		331,661
Interest on Borrowings of Consolidated Blackstone Funds		5,381		26,949		10,184		—		42,514
Blackstone Funds Capital Commitments to Investee Funds (d)		749,709		—		—		—		749,709
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)		—		217,101		281,119		1,552,652		2,050,872
Unrecognized Tax Benefits, Including Interest and Penalties (f)		—		—		—		—		—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)		5,493,369		—		—		—		5,493,369

Consolidated Contractual Obligations		7,042,361		3,474,254		4,183,608		14,976,133		29,676,356
Borrowings of Consolidated Blackstone Funds		(50,543)		(151,630)		(129,488)		—		(331,661)
Interest on Borrowings of Consolidated Blackstone Funds		(5,381)		(26,949)		(10,184)		—		(42,514)
Blackstone Funds Capital Commitments to Investee Funds (d)		(749,709)		—		—		—		(749,709)

Blackstone Operating Entities Contractual Obligations		$6,236,728		$3,295,675		$4,043,936		$14,976,133		$28,552,472

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

(b)

Represents the principal amounts due on our senior notes and secured borrowings. For our senior notes, we assume no pre-payments and the borrowings are held until their final maturity. For our secured borrowings, we project pre-payments based on the performance of the underlying assets and principal may be paid down in full prior to their stated maturity. As of September 30, 2025, we had $550.0 million of outstanding borrowings under our Revolving Credit Facility, which are presented as due in 2028, the contractual maturity date of the Revolving Credit Facility.

(c)

Represents interest to be paid over the maturity of our senior notes and secured borrowings. For our senior notes, we assume no pre-payments and the borrowings are held until their final maturity. For our secured borrowings, we project pre-payments based on the performance of the underlying assets with interest payments based on the estimated principal outstanding, inclusive of projected pre-payments. These amounts include commitment fees for unutilized borrowings under the Revolving Credit Facility. The $550.0 million of outstanding borrowings under our Revolving Credit Facility was repaid on November 5, 2025.

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

(f)

Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $309.3 million and interest of $111.4 million as of September 30, 2025; therefore, such amounts are not included in the above contractual obligations table.

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

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our condensed consolidated financial statements as of September 30, 2025.

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

Share Repurchase Program

During the three and nine months ended September 30, 2025, Blackstone repurchased 0.2 million and 0.6 million shares of common stock at a total cost of $34.9 million and $93.7 million, respectively. As of September 30, 2025, the amount remaining available for repurchases under the program was $1.7 billion.

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

With respect to the third quarter of fiscal year 2025, we paid to stockholders of our common stock a dividend of $1.29 per share, aggregating to $3.25 per share of common stock in respect of the three fiscal quarters ended September 30, 2025. With respect to fiscal year 2024, we paid stockholders aggregate dividends of $3.95 per share.

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

The following table presents information regarding financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Condensed Consolidated Statements of Financial Condition:

	$		$
	Repurchase Agreements		Securities Sold, Not Yet Purchased
	(Dollars in Millions)
Balance, September 30, 2025		$388.8		$2.0
Balance, December 31, 2024		$6.8		$1.9
Nine Months Ended September 30, 2025
Average Daily Balance		$93.6		$1.9
Maximum Daily Balance		$388.8		$2.0

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

Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of September 30, 2025 as compared to December 31, 2024. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended September 30, 2025:

	$		$		$		$
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (a)
Jul. 1 - Jul. 31, 2025		5,000		$173.67		5,000		$1,752,565
Aug. 1 - Aug. 31, 2025		105,000		$170.23		105,000		$1,734,691
Sep. 1 - Sep. 30, 2025		90,000		$179.04		90,000		$1,718,577

		200,000				200,000

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1	Second Supplemental Indenture dated as of November 3, 2025 among Blackstone Reg Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2025).

4.2	Form of 4.300% Senior Note due 2030 (included in Exhibit 4.1 hereto).

4.3	Third Supplemental Indenture dated as of November 3, 2025 among Blackstone Reg Finance Co L.L.C., Blackstone inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2025).

4.4	Form of 4.950% Senior Note due 2036 (included in Exhibit 4.3 hereto).

10.1	Amended and Restated Credit Agreement, dated as of October 16, 2025, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2025).

10.2*+	Amended and Restated Limited Partnership Agreement of BREDS V L.P., dated as of November 7, 2025 and deemed effective as of November 1, 2022.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: November 7, 2025

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)