Form 10-K
period 2025-12-31
Blackstone Inc.
filed 2026-02-27
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
of the Act). Yes
☐
 No
☒
As of June 30, 2025, the aggregate market value of the shares of common stock held by non-affiliates
of the registrant was $108.9 billion.
As of February 20, 2026, there were
742,180,737
 shares of common stock of the registrant outstanding.
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

•
A slower than expected decrease in interest rates and other challenges in the financial markets could negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access the capital markets, which could adversely affect investment and realization opportunities.

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

•
Technological developments in artificial intelligence could disrupt the markets in which we and our portfolio companies operate and subject us to increased competition, legal and regulatory risks and compliance costs.

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

•
Investments in certain assets and industries, such as digital and other infrastructure, energy and real estate, may expose us to risks inherent to those assets and industries, including environmental liabilities and increased operational, construction, regulatory and market risks.

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
Overview
Blackstone is the world’s largest alternative asset manager. We seek to deliver compelling returns for institutional and individual investors by strengthening the companies and assets in which we invest. Our more than $1.3 trillion in Total Assets Under Management as of December 31, 2025 include global investment strategies focused on real estate, private equity, infrastructure, life sciences, growth equity, credit, real assets, secondaries and hedge funds.
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
As of December 31, 2025, we employed approximately 5,285 people, including our 268 senior managing directors, at our headquarters in New York and around the world. Our employees are integral to Blackstone’s culture of integrity, professionalism and excellence. We believe hiring, training and retaining talented individuals, coupled with our rigorous investment process, has supported our excellent investment record over many years. This record, in turn, has enabled us to innovate into new strategies, drive growth and better serve our investors.
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
Real Estate
Our Real Estate business is a global leader in real estate investing, with $319.3 billion of Total Assets Under Management as of December 31, 2025. Our Real Estate business operates as one globally integrated business with approximately 785 employees and has investments across the globe, including in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors.
Our Blackstone Real Estate Partners (“BREP”) business is geographically diversified and targets a broad range of opportunistic real estate and real estate-related investments. The BREP platform includes global funds as well as funds focused specifically on Europe or Asia investments. BREP seeks to invest thematically in high-quality, well-located assets where we see outsized growth potential driven by global economic and demographic trends. BREP has made significant investments in logistics, data centers, rental housing, hospitality, office and retail properties around the world, as well as in a variety of real estate operating companies.

Our Core+ real estate strategy invests in substantially stabilized real estate globally, primarily through perpetual capital vehicles. The strategy includes our (a) Blackstone Property Partners (“BPP”) funds, which are focused on high-quality assets in the Americas, Europe and Asia and (b) a non-listed
real estate investment trust (“REIT”), Blackstone Real Estate Income Trust, Inc. (“BREIT”), and Blackstone European Property Income Fund (“BEPIF”) vehicles, which provide income-focused individual investors access to institutional quality real estate primarily in the Americas and Europe, respectively.
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
Private Equity
Our Private Equity segment encompasses global businesses with a total of approximately 720 employees managing $416.4 billion of Total Assets Under Management as of December 31, 2025. Our Private Equity segment includes: (a) Private Equity Strategies (described below), (b) Infrastructure, which includes (1) our infrastructure-focused funds for institutional investors with a primary focus on the U.S. and Europe (Blackstone Infrastructure Partners or “BIP”) and (2) a private wealth-focused platform offering eligible individual investors access to our infrastructure capabilities (Blackstone Infrastructure Strategies or “BXINFRA”), (c) our secondaries business (“Secondaries”), which includes Strategic Partners Fund Solutions (“Strategic Partners”) and our GP Stakes business (“Blackstone GP Stakes” or “BXGP”), (d) our capital markets services business (Blackstone Capital Markets or “BXCM”) and (e) a private wealth-focused platform offering eligible individuals exposure to certain of Blackstone’s key illiquid investment strategies through a single commitment (Blackstone Total Alternatives Solution or “BTAS”).
Our Private Equity Strategies include: (a) our Corporate Private Equity business (described below), (b) our hybrid capital investment platform that invests flexibly across asset classes, industries and geographies (Blackstone Tactical Opportunities or “Tactical Opportunities”), (c) our life sciences investment platform (Blackstone Life Sciences or “BXLS”), (d) our growth equity investment platform (Blackstone Growth or “BXG”) and (e) a private wealth-focused platform offering eligible individual investors access to Blackstone’s private equity capabilities (Blackstone Private Equity Strategies Fund or “BXPE”).
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

Tactical Opportunities pursues a thematically driven, hybrid capital investment strategy. Our flexible, global mandate enables us to find differentiated opportunities across asset classes, industries and geographies and invest behind them with the frequent use of structure to generate attractive risk-adjusted returns. Tactical Opportunities’ ability to dynamically shift focus to the most compelling opportunities in any market environment, combined with the business’ expertise in structuring complex transactions, enables Tactical Opportunities to invest in attractive market areas, often with securities that provide downside protection and maintain upside return.
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
Credit & Insurance
Our Credit & Insurance segment (“BXCI”) has approximately 815 employees and manages $443.0 billion of Total Assets Under Management as of December 31, 2025. BXCI offers its clients and borrowers a comprehensive solution across corporate and asset based credit, including investment grade and non-investment
grade debt. BXCI is one of the largest credit managers and CLO managers in the world. The investment portfolios BXCI’s credit platform manages or sub-advises
consist primarily of loans and securities of
non-investment
and investment grade companies spread across the capital structure including senior debt, subordinated debt, preferred stock and common equity.
BXCI is organized into three overarching credit investing strategies: private corporate credit, liquid corporate credit and infrastructure and asset based credit. The private corporate credit strategies include mezzanine and direct lending funds, stressed/distressed strategies and SMAs. The direct lending funds include Blackstone Private Credit Fund (“BCRED”), Blackstone Secured Lending Fund (“BXSL”), both of which are business development companies (“BDCs”), as well as Blackstone European Private Credit Fund (“ECRED”).

The liquid corporate credit strategies consist of CLOs, closed-ended funds, open-ended funds, systematic strategies and SMAs. The infrastructure and asset based credit strategies include private placement strategies, energy strategies (including our sustainable resources platform) and asset based finance strategies focused on privately originated, income-oriented credit assets secured by physical, financial or residential real estate collateral.
Our insurance platform focuses on providing investment management services for insurance and reinsurance accounts, seeking to deliver customized and diversified portfolios consisting primarily of investment grade credit, including through Blackstone’s private credit origination capabilities. Through this platform, we provide our clients tailored portfolio construction, strategic asset allocation and specialized analytical tools. While focusing on policyholder protection, we seek to achieve risk-managed, liability-matched and capital-efficient returns, as well as diversification and capital preservation. We also provide similar services to clients through SMAs or by sub-managing
assets for certain insurance-dedicated funds and special purpose vehicles.
Multi-Asset Investing
Our Multi-Asset Investing segment (“BXMA”) has approximately 240 employees managing $96.2 billion of Total Assets Under Management as of December 31, 2025. BXMA, the world’s largest discretionary allocator to hedge funds, is a leader in building multi-asset portfolios. BXMA invests across asset classes in both public and private markets aiming to generate compelling risk-adjusted returns.
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
Perpetual Capital
Each of our business segments currently includes Perpetual Capital assets under management, which refers to assets under management with an indefinite term, that are not in liquidation and for which there is no requirement to return capital to investors through redemption requests in the ordinary course of business, except where funded by new capital inflows or where required redemptions are limited in quantum. We have meaningfully increased our assets under management in such vehicles in recent years, and expect to continue to undertake initiatives to expand further. Perpetual Capital strategies represent a significant and growing portion of our overall business, and the management fees and performance revenues we receive. Perpetual Capital strategies include, without limitation, (a) in our Real Estate segment, certain Core+ real estate vehicles (including BREIT and BEPIF) and BXMT, (b) in our Private Equity segment, BIP, BXPE, BXINFRA and vehicles in GP Stakes, and (c) in our Credit & Insurance segment, BXSL and BCRED. In addition, assets managed for certain of our insurance clients are Perpetual Capital assets under management.
Private Wealth Strategy
Blackstone’s business historically focused on the provision of investment products, such as traditional drawdown funds, to institutional investors. Blackstone’s business now also includes a substantial number of investment products that are offered through various distribution channels to certain high-net-worth
and mass affluent individual investors in the U.S. and other jurisdictions around the world. We have significantly expanded, and expect to continue to undertake initiatives to expand the number and type of such products that we offer. Our Private Wealth business is dedicated to building out our distribution capabilities in the private wealth channel to provide certain individual investors with access to Blackstone products across a broad array of alternative investment strategies, as well as to seek to broaden access to private markets for retirement savers through the defined contribution plan channel. In recent years, capital from the private wealth channel has represented an increasing portion of our Total Assets Under Management, and we expect this trend to continue as we continue to undertake initiatives focused on this market segment.
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
Our investment professionals are responsible for identifying, evaluating, underwriting, diligencing, negotiating, executing, managing and exiting investments. For those of our businesses with review committees and/or investment committees, such committees review and evaluate investment opportunities in a framework that includes a qualitative and quantitative assessment of the key risks of investments. In such businesses, investment professionals generally submit investment opportunities for review and approval by a review committee and/or investment committee, subject to delineated exceptions set forth in applicable investment committee charters or resolutions. Review and investment committees are generally comprised of senior leaders and other senior professionals of the applicable investment business, and in many cases, other senior leaders of Blackstone and its businesses. Considerations that review and investment committees take into account when evaluating an investment may include, without limitation and depending on the nature of the investing business and its strategy, the quality of the business or asset in which the fund proposes to invest, the quality of the management team, likely exit strategies and factors that could reduce the value of the business or asset at exit, the ability of the business in which the investment is made to service debt in a range of economic and interest rate environments, macroeconomic trends in the relevant geographic region or industry and the quality of the businesses’ operations. In addition, certain of our business units maintain their own sustainability policies that address, among other things, sustainability factors applicable to their respective investment strategies. Existing investments are reviewed and monitored on a regular basis by investment and asset management professionals. In addition, our investment professionals and Portfolio Operations professionals work with our portfolio company senior executives to identify opportunities to drive operational efficiencies and growth.
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

Incentive Arrangements
Our incentive arrangements are composed of (a) contractual incentive fees received from certain investment vehicles upon achieving specified cumulative investment returns (“Incentive Fees”), and (b) a disproportionate allocation of the income generated by investment vehicles otherwise allocable to investors upon achieving certain investment returns (“Performance Allocations,” and, together with Incentive Fees, “Performance Revenues”).
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
Although a portion of any dividends paid to our stockholder may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our stockholders return any portion of such dividends attributable to carried interest associated with any clawback obligation. To the extent we are required to fulfill a clawback obligation, however, we may determine to decrease the amount of our dividends to our stockholders. The clawback obligation operates with respect to a given carry fund’s own net investment performance only and carried interest of other funds is not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share of the clawback obligation then due, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally an additional 50% to 70% beyond our pro-rata
share of such obligation) although we retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. We have recorded a contingent repayment obligation equal to the amount that would be due on December 31, 2025, if the various carry funds were liquidated at their current carrying value. For additional information concerning the clawback obligations we could face, see “—Item 1A. Risk Factors — Risks Related to Our Business — We may not have sufficient cash to pay back “clawback” obligations if and when they are triggered under the governing agreements with our investors.”

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
We face competition in the pursuit of institutional and individual investors for our investment funds. Although over time many institutional and individual investors have increased the amount of capital they commit to alternative investment funds, such increases may create increased competition with respect to fees charged by our funds. In the private wealth and insurance channels, the market for capital is highly competitive, requires significant investment and is highly regulated, which could create competitive challenges for us. In addition, competition for fundraising in the private wealth and insurance channels is also driven by the willingness of certain of our competitors to charge lower fees or pay higher or different types of distributors fees.
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
At Blackstone, our people are our most valuable asset. We believe teams with a diverse breadth of backgrounds and experiences contribute to better outcomes. We believe building inclusive workplaces positions us and our portfolio companies to access a broad pool of qualified talent, including from historically under-tapped talent pools, and foster inclusive cultures that generate lasting value for our investors. See “—Human Capital Management.”
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
In addition, the Blackstone Charitable Foundation (“BXCF”) was established in 2007 and is committed to supporting Blackstone’s goal of helping foster economic opportunity and career mobility. This includes, among other initiatives, its signature Blackstone LaunchPad network, which seeks to close the opportunity gap by equipping college and university students with the entrepreneurial skills they need to build lasting careers, and BX Connects, a global program that provides Blackstone employees with the opportunity to support their local communities through volunteering and giving. BX Connects uses the firm’s scale, talent and resources to make grants, develop nonprofit partnerships and create employee engagement opportunities. Nearly 90% of our employees engaged globally with BXCF’s charitable initiatives in 2025.

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
We care greatly about the health, safety and wellbeing of our employees. Blackstone offers comprehensive and competitive benefits to its full-time employees, including, without limitation, primary caregiver leave (for 21 weeks), secondary caregiver leave, adoption leave, infertility benefits (including cryopreservation), compassion care leave and back up childcare. We also offer employee well-being programs that provide information, tools and resources, including connections to immediate support, community referrals and counseling. We have partnered with various platforms to provide on-demand
emotional and mental health support and personalized support and resources for employees and their families throughout all stages of life. Following the tragic July 2025 shooting at 345 Park Avenue where our New York headquarters are located, we also began offering incident counseling services and other resources globally, including on-site
counseling at our New York offices and 24/7 virtual support.
Data Privacy and Security
Blackstone is committed to data privacy. We provide data privacy training at onboarding to new employees and at least annually to existing employees. Data privacy is typically addressed in the Global Head of Compliance’s annual update to our board of directors. Blackstone’s approach to data privacy is set out in our privacy notices, including our Online Privacy Notice and Investor Data Privacy Notice. Our privacy function, which involves activities including conducting privacy impact assessments, implementing privacy-by-design
initiatives and aligning global privacy programs with local privacy requirements, is led by our Data and Policy Strategy Officer and overseen by the Data Protection Operating Committee, Blackstone’s global privacy compliance steering committee. Please see
 “—Item 1C. Cybersecurity” for a discussion of our cybersecurity risk management, strategy and governance.
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
All of the investment advisers of our investment funds operating in the U.S. are registered as investment advisers with the SEC under the Advisers Act (other investment advisers may be registered in
non-U.S.
jurisdictions). Registered investment advisers are subject to the requirements and regulations of the Advisers Act. Such requirements relate to, among other things, fiduciary duties to advisory clients, maintaining an effective compliance program and code of ethics, investment advisory contracts, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure, advertising, custody requirements, political contributions, limitations on agency cross and principal transactions between an adviser and advisory clients, and general anti-fraud prohibitions. Certain investment advisers are also registered with international regulators in connection with their management of products that are locally distributed and/or regulated.

Blackstone Securities Partners L.P. (“BSP”), a subsidiary through which we conduct our capital markets business and certain of our fund marketing and distribution, is registered as a broker-dealer with the SEC and is subject to regulation and oversight by the SEC, is a member of the Financial Industry Regulatory Authority, or “FINRA,” and is registered as a broker-dealer in 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the Virgin Islands. Broker-dealers are subject to regulations that cover all aspects of the securities business, including, among others, the implementation of a supervisory control system over the securities business, advertising and sales practices, conduct of and compensation in connection with public securities offerings, maintenance of adequate net capital, record keeping and the conduct and qualifications of employees. In addition, FINRA, a self-regulatory organization subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities of its member firms, including BSP. State securities regulators also have regulatory oversight authority over BSP.
In addition, certain of the funds we manage, advise or
sub-advise,
including BDCs, are registered under the 1940 Act. The 1940 Act and the rules thereunder govern, among other things, the relationship between us and such investment vehicles and limit such investment vehicles’ ability to enter into certain transactions with us or our affiliates, including other funds managed, advised or sub-advised
by us.
Pursuant to the U.K. Financial Services and Markets Act 2000, or “FSMA,” certain of our subsidiaries are subject to regulations promulgated and administered by the Financial Conduct Authority (“FCA”). The FSMA and rules promulgated thereunder form the cornerstone of legislation which governs all aspects of our investment business in the United Kingdom, including sales, provision of investment advice, use and safekeeping of client funds and securities, regulatory capital, recordkeeping, approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures. Blackstone Europe LLP (“BELL”) acts as a sub-advisor
to its Blackstone U.S. affiliates in relation to the investment and re-investment
of Europe, Middle East and Africa (“EMEA”) based assets of Blackstone Funds, arranging transactions to be entered into by or on behalf of Blackstone Funds, and providing certain related services. BELL also expects to become
FCA-authorized
to conduct further activities regulated by the FCA in the future. BELL’s principal place of business is in London, and it has a branch in Abu Dhabi Global Market. BELL does not currently have a MiFID II cross border passport to provide investment services into the European Economic Area (“EEA”). Accordingly, BELL can only provide investment services in certain EEA jurisdictions where it has obtained a domestic license on a cross-border services basis (currently Belgium, Denmark, Finland, Spain and Italy), or can operate pursuant to an exemption or relief (currently Iceland, Ireland, Liechtenstein, Lithuania, Netherlands, Norway and Sweden). These operations are, however, in certain cases subject to limitations.
Blackstone Ireland Limited (“BIL”) is authorized and regulated by the Central Bank of Ireland (“CBI”) as an Investment Firm under the (Irish) European Union (Markets in Financial Instruments) Regulations 2017, as amended (the “MiFID Regulations”). BIL’s principal activity is the provision of management and advisory services to certain CLOs and sub-advisory
services to certain Blackstone affiliates. Blackstone Ireland Fund Management Limited (“BIFM”) is authorized and regulated by the CBI as an Alternative Investment Fund Manager under the (Irish) European Union (Alternative Investment Fund Managers Regulations) 2013 (“AIFMRs”), which implements the EU Alternative Investment Fund Managers Directive (“AIFMD”) in Ireland. BIFM acts as AIFM and provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its alternative investment funds in accordance with AIFMRs and the conditions imposed by the CBI as set out in the CBI’s alternative investment fund rulebook.

Blackstone Europe Fund Management S.à r.l. (“BEFM”) is authorized as (a) an Alternative Investment Fund Manager under the Luxembourg Law of 12 July 2013 on alternative investment fund managers (as amended, the “AIFM Law”), which implements AIFMD in Luxembourg and (b) a management company under the Law of 17 December 2010 on undertakings for collective investment (as amended, the “UCITS Law”), which implements the UCITS Directive in Luxembourg. BEFM is also able to provide discretionary portfolio management services and investment advice in accordance with the AIFM Law and the UCITS Law, as well as reception and transmission of orders. BEFM provides investment management functions including portfolio management, risk management, administration, marketing and related activities to its managed funds, in accordance with the AIFM Law, UCITS Law and the regulatory provisions imposed by the
Commission de Surveillance du Secteur Financier
in Luxembourg. BEFM also promotes Blackstone products and services in European countries where BELL is not otherwise licensed to do so. BEFM has branches in Paris, Milan and Frankfurt which provide marketing services and where distribution and deal sourcing individuals are based.
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
There are various pending or recently enacted legislative and regulatory initiatives that could significantly affect our business. Please see “—Item 1A. Risk Factors — Risks Related to Our Business — Financial regulatory changes in the United States could adversely affect our business”, “—Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus, could result in additional burdens on our business” and “—Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.”
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
In addition, we may use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), X (Twitter) (www.x.com/blackstone), LinkedIn (www.linkedin.com/company/blackstonegroup), Instagram (www.instagram.com/blackstone), SoundCloud (www.soundcloud.com/blackstone-300250613), Pandora (https://www.pandora.com/artist/blackstone/ARvlPz9Plblrlmg), PodBean (https://blackstone.podbean.com), Spotify (https://spoti.fi/2LJ1tHG and https://open.spotify.com/artist/52Eom8vQxM8Lk75ZZlf2hJ), YouTube (www.youtube.com/user/blackstonegroup) and Apple Podcast (https://apple.co/31Pe1Gg) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone when you enroll your email address by visiting the “Contact
Us/E-mail
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
Turmoil in the global financial markets can provoke significant volatility of equity and debt securities prices. This can have a material and rapid impact on our mark-to-market
valuations, particularly with respect to our public holdings and credit investments. As publicly traded equity securities have in recent years represented a meaningful proportion of the assets of many of our funds, stock market volatility, including a sharp decline in the stock market, may adversely affect our results, including our revenues and net income. Moreover, our public equity holdings have at times been concentrated in a few large positions, thereby making our unrealized mark-to-market
valuations particularly sensitive to sharp changes in the price of any of these positions. Further, although the equity markets are not the only means by which we exit investments, periods of challenging equity markets make it more difficult for our funds to realize value from investments.
Geopolitical concerns and other global events outside of our control have contributed and may continue to contribute to volatile global equity and debt markets. These concerns and events include, without limitation, trade conflict, civil unrest, threats to national security, and national and international security events (including war, terrorist acts or other hostilities). Geopolitical instability has been prevalent in recent years, and 2025 was a year of significant geopolitical events, including, among others, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries and ongoing armed conflicts in the Middle East and Ukraine.
Additionally, the economic outlook for 2026 remains uncertain. Gradual decreases in interest rates during 2025, coupled with resilience in the U.S. economy, contributed to improved investor sentiment, stronger capital markets and increased transaction activity toward the end of 2025. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Uncertainty regarding the further trajectory of inflation and interest rates creates the potential for volatility in debt and equity markets. Such volatility can contribute to economic deceleration or contraction in the rate of growth in certain industries, sectors or geographies, and in turn, poor financial results for our funds’ portfolio companies or assets and lower investment returns for our funds. The valuations of our funds’ real estate assets, and fundraising in certain of our real estate strategies targeting high-net-worth
investors, have been adversely impacted in recent years by elevated interest rates and a high, albeit declining, cost of capital. A slower-than-expected decrease in interest rates would continue to present a challenge to real estate valuations. Such factors are even more challenging in the life science office and traditional office market, as well as other properties with long-term leases that do not provide for short-term rent increases. This has adversely impacted, and may further adversely impact, the performance of certain of our real estate funds.

A period of economic slowdown, which may occur across one or more industries, sectors or geographies, creates operating performance challenges for certain of our funds’ investments, which could adversely affect our operating results and cash flows.
Despite overall resilience in some geographies, many global economies have in recent years experienced periods of deceleration. Further economic deceleration or contraction in the rate of growth in certain industries, sectors or geographies may contribute to poor financial results for our funds’ portfolio companies or assets, which may result in lower investment returns for our funds. For example, periods of economic weakness have contributed and may in the future contribute to a decline in commodity prices and decreased consumer demand for certain goods and services, and/or volatility in the oil and natural gas markets, each of which would have an adverse effect on our energy and consumer investments. In addition, slowing growth in certain markets and real estate sectors with excess near-term supply, such as life science office and U.S. multifamily, has negatively impacted and may continue to negatively impact the valuations of assets in such sectors in the near term. In addition, the governing agreements of our funds contain only limited requirements, if any, regarding diversification of fund investments (by, for example, sector or geographic region). Accordingly, to the extent our funds’ investments are concentrated in sectors or geographies that experience more challenging fundamentals, the impact on our funds may be exacerbated. Further, to the extent our funds’ investments are concentrated in sectors or geographies that have historically experienced strong fundamentals, an adverse shift in such fundamentals may make it more difficult for such funds to replicate their historic performance. For example, our real estate and infrastructure funds have in recent years substantially increased their exposure to digital infrastructure investments, which has supported strong performance for such funds. Such performance would be difficult to replicate if demand for digital infrastructure were substantially reduced, including as a result of economic slowdown or regulatory impediments. This could impact our ability to raise new funds, and adversely impact our operating results and cash flows.
Sustained periods of high interest rates and challenging debt market conditions negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access capital markets, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income.
Following three consecutive rate cuts, the U.S. Federal Reserve held interest rates steady in January 2026 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. Accordingly, uncertainty remains regarding the timing and extent of future interest rate decreases. Elevated interest rates have in recent years created downward pressure on the value of certain assets owned by our funds, including, among others, real estate and fixed-rate debt. A slower-than-expected decrease in interest rates would continue to present a challenge for the valuations of such assets, as well as for fundraising in certain of our strategies targeting high-net-worth
investors. Relatedly, slower-than-expected interest rate decreases have adversely impacted, and may continue to adversely impact, the ability to realize value from certain investments, such as in certain real estate sectors, given the potential adverse impact on equity prices and caution on the part of potential acquirers. Conversely, in recent periods the performance of certain of our credit funds has benefited from elevated interest rates as a substantial majority of the portfolio is floating rate. Accordingly, a decline in interest rates and/or widening of credit spreads would make it more difficult for such funds to replicate such strong performance.
In addition, elevated interest rates increase the cost of debt financing for the transactions our funds pursue. A significant contraction or weakening in the market for debt financing or other adverse change relating to the terms of debt financing (such as, for example, higher equity requirements and/or more restrictive covenants), particularly in the area of acquisition financings for private equity and real estate transactions, could have a material adverse effect on our business. For example, a portion of the indebtedness used to finance certain fund investments often includes high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there may be times when we might not be able to access those markets at attractive rates, or at all, when completing an investment.

A decline in the pace or size of investments made by our funds may adversely affect our revenues.
The revenues that we earn are driven in part by the pace at which our funds make investments and the size of those investments, and a decline in the pace or the size of such investments may reduce our revenues. In particular, in recent years we have meaningfully increased the number of perpetual capital vehicles we offer and the assets under management in such vehicles. This has also resulted in a substantial amount of capital available for deployment, including in such vehicles, and for which we must identify attractive deployment opportunities. The fees we earn from our perpetual capital vehicles represent a significant and growing portion of our overall revenues. If our funds, including our perpetual capital vehicles, are unable to deploy capital at a sufficient pace, our revenues would be adversely impacted. Many factors could cause a decline in the pace of investment, including a market environment characterized by high prices, the inability of our investment professionals to identify attractive investment opportunities, competition for such opportunities among other potential acquirers, decreased availability of financing on attractive terms or at all or decreased availability of investor capital, including as a result of a challenging fundraising environment or heightened investor requests for repurchases in certain vehicles. A number of our funds have invested and intend to continue to invest in large transactions or transactions that otherwise have substantial business, regulatory or legal complexity and may be more difficult to execute successfully than smaller or less complex investments.
We may also fail to consummate identified investment opportunities because of regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy, financial markets or geopolitical conditions. Additionally, our ability to deploy capital in certain countries may be adversely impacted by U.S. and foreign government policy changes and regulations. Any potential time delay associated with approval may make it more difficult for our funds to deploy capital, as well as to exit and realize value from investments.
Further, U.S. and state legislative and regulatory bodies may impose restrictions on private funds’ investments in certain types of assets or industries, which could affect our funds’ ability to find attractive and diversified investments and to complete such investments in a timely manner. For example, certain states have, and others may in the future, increased state regulatory review measures of investments by private equity into the patient-facing healthcare industry. The U.S. Presidential administration issued an executive order in January 2026 seeking to restrict institutional investor ownership of single-family homes, and certain states have considered, and others may seek to enact, legislation aimed at doing so. Such policies and laws may impact the ability of our funds to invest in certain assets or sectors. In addition, the ability to deploy capital in China has been adversely impacted by policies and regulations in the U.S., which may be exacerbated prospectively. See “—Laws and regulations on foreign direct investment applicable to us and our funds’ portfolio companies, both within and outside the U.S., may make it more difficult for us to deploy capital in certain jurisdictions or to sell assets to certain buyers.”
Our revenue, earnings, net income and cash flow can all vary materially due to our reliance on Performance Revenues, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our common stock to decline.
Our revenue, earnings, net income and cash flow can all vary materially due to our reliance on Performance Revenues. We may experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors. These include the timing of realizations, changes in the valuations of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses and the degree to which we encounter competition. Each of these factors may be impacted by economic and market conditions. Achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our common stock.

For a number of our perpetual capital vehicles that have in recent years become increasingly large contributors to our earnings, incentive income is paid to us in varying frequencies, ranging from quarterly to every five years. This contributes to the volatility of our cash flow. Furthermore, we earn this incentive income only if the net asset value of a vehicle has increased or, in the case of certain vehicles, increased beyond a particular return threshold, or if the vehicle has earned a net profit. Certain of these vehicles also have “high water marks” whereby we do not earn incentive income during a particular period even though the vehicle had positive returns in such period as a result of losses in prior periods. If one of these vehicles experiences losses, we will not earn incentive income from it until it surpasses the previous high-water mark. The incentive income we earn is therefore dependent on the net asset value or the net profit of the vehicle, which could lead to significant volatility in our results.
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
We primarily use cash to, without limitation (a) provide capital to facilitate the growth of our existing businesses, including funding our general partner and co-investment
commitments to our funds and warehousing investments for our funds, (b) provide capital for business expansion, (c) pay operating expenses, including cash compensation to our employees, and other obligations as they arise, including servicing our debt and (d) pay dividends to our stockholders, make distributions to the holders of Blackstone Holdings Partnership Units and make repurchases under our share repurchase program. Our principal sources of cash are: (a) cash we received in connection with our prior bond offerings and other borrowings, (b) management fees, (c) realized incentive fees, (d) realized performance allocations and (e) $4.325 billion revolving credit facility with a final maturity date of October 16, 2030 (the “Revolving Credit Facility”). Our long-term debt totaled $12.4 billion in borrowings from our prior bond issuances. As of December 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility. In February 2026, we drew $900.0 million under the Revolving Credit Facility. As of December 31, 2025, we had $2.6 billion in Cash and Cash Equivalents, $359.7 million invested in Corporate Treasury Investments and $7.1 billion in Other Investments.
If growth of the global economy decelerates, or conditions in the financing markets were challenged, the investment performance of our funds could suffer, resulting in, for example, the payment of decreased or no Performance Allocations to us. This could materially and adversely affect the amount of cash we have on hand, which could in turn require us to rely on other sources of cash. A decrease in the amount of cash we have on hand, or the unavailability of other sources of liquidity, such as debt capital markets or the Revolving Credit Facility, could also materially and adversely affect our ability to pay dividends to our stockholders and make repurchases under our share repurchase program. As a result, our uses of cash may exceed our sources of cash, thereby affecting our liquidity position. In addition, we have made and expect to continue to make significant principal investments in our current and future investment funds. We may lose some or the entire principal amount of these investments, including, without limitation, as a result of poor investment performance in a challenging economic and market environment.
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
Our ability to raise capital from
third-party
investors depends on a number of factors, such as economic, market (including the level of interest rates and stock market performance) and geopolitical conditions, and the asset allocation rules or investment policies to which such third-party
investors are subject. These factors could inhibit or restrict the ability of third-party
investors to make investments in our funds or make investment in certain asset classes or geographies less attractive to such investors. Market or currency volatility or perceived economic or geopolitical uncertainty or instability may contribute to decreased interest on the part of investors in allocating capital to certain asset classes or geographies in which our funds operate. Lawmakers across a number of states have put forth proposals or expressed intent to take steps to reduce or minimize the ability of their state pension funds to invest in alternative asset classes, including by proposing to increase the reporting or other obligations applicable to their state pension funds that invest in such asset classes. Such proposals or actions would potentially discourage investment by such state pension funds in alternative asset classes by imposing meaningful compliance burdens and costs on them, which could adversely affect our ability to raise capital from such state pension funds. Other states could potentially take similar actions, which may further impair our access to capital from an investor base that has historically represented a significant portion of our fundraising.
In addition, volatility in the valuations of investments, has in the past and may in the future affect our ability to raise capital from third-party
investors. To the extent periods of volatility are coupled with a lack of realizations from investors’ existing portfolios, such investors may be left with disproportionately outsized remaining commitments to a number of investment funds. This significantly limits such investors’ ability to make new commitments to third-party
managed investment funds such as those managed by us. Further, during periods of market volatility, investor subscription requests may be reduced and investor redemption or repurchase requests may be elevated in products that permit redemption or repurchase of investor interests. See “—Investors in a number of our vehicles may withdraw their investments, and investors in certain of our vehicles may have a right to terminate our management of, or cause the dissolution of, such vehicles, which would lead to a decrease in our revenues.” Conversely, in periods of positive market environments and low volatility, investors may favor passive investment strategies such as index funds over our actively managed investment vehicles. Similarly, during periods of high interest rates, investors may favor investments that are generally viewed as producing a risk-free return, such as treasury bonds, over investments in our products, particularly if the spread between the products declines. In addition, certain of our investment vehicles that are available to individual investors are subject to state registration requirements that impose limits on the proportion of such investors’ net worth that can be invested in our products. These restrictions may limit such investors’ ability or willingness to allocate capital to such products and adversely affect our fundraising in the retail channel. In addition, our ability to raise capital from third parties outside of the United States could be limited to the extent that other countries impose restrictions or limitations on outbound foreign investment. A failure to successfully raise capital could materially reduce our revenue and cash flow and adversely affect our financial condition.
In connection with raising new funds or making further investments in existing funds, we negotiate terms for such funds and investments with investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than for prior funds we have managed or funds managed by our competitors, including with respect to management fees, incentive fees and/or carried interest, which could have an adverse impact on our revenues. Such terms could also add additional expenses and obligations for us in managing the fund or increase our potential liabilities, which could ultimately decrease our revenues. In addition, such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, which could adversely impact our ability to expand our assets under management.
The continued expansion of the number and types of investment products we offer in the individual investor channel may make it more difficult to fundraise from the institutional investor channel to the extent institutional investors have concerns regarding such expansion, including with respect to potential or perceived conflicts of interest. In addition, certain institutional investors may seek to condition a drawdown fund commitment on the imposition of limits on the ability of our individual investor channel-targeted funds to invest alongside such drawdown funds. Certain institutional investors, including sovereign wealth funds and public pension funds, have demonstrated an increased preference for alternatives to the traditional investment fund structure, such as managed accounts, smaller funds and co-investment
vehicles. There can be no assurance that such alternatives will be as profitable for us as the traditional investment fund structure, or as to the impact such a trend could have on the cost of our operations or profitability if we were to implement these alternative investment structures.
Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so, including in response to regulatory focus by the SEC on the quantum and types of fees and expenses charged by private funds. We have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees, which could result in a reduction in the fees and Performance Revenues we earn.
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

•
some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make or to seek exit opportunities through different channels,

•
some of our competitors may be more successful than we are in the development of new or customized products to address investor demand for new or different investment strategies and/or regulatory changes, including with respect to private credit products and products that are developed for individual investors or that target insurance capital,

•
in order to broaden distribution of their private wealth products, some of our competitors may be willing to pay higher placement, servicing or other forms of distributor fees or offer revenue shares, which may adversely impact the amount of capital we are able to raise in the private wealth channel,

•
there are relatively few barriers to entry impeding new alternative asset managers, and the successful efforts of new entrants, including former “star” portfolio managers at large diversified financial institutions as well as such institutions themselves, is expected to continue to result in increased competition,

•	some of our competitors may have better expertise or be regarded by investors as having better expertise in a specific asset class or geographic region than we do,

•	corporate buyers may be able to achieve synergistic cost savings in respect of an investment, which may provide them with a competitive advantage relative to us when bidding for an investment,

•	some investors may prefer to invest with an asset manager that is not publicly traded or is smaller, with a more limited number of investment products and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
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
We are increasingly undertaking business initiatives to increase the number and type of investment products we offer to individual investors, which could expose us to new and greater levels of risk.
Although individual investors have been part of our historic distribution efforts, we are increasingly undertaking business initiatives to increase the number and type of investment products we offer to high-net-worth
individuals, family offices and mass affluent investors in the U.S. and other jurisdictions around the world. Specifically, we create investment products designed for investment by individual investors in the U.S., some of whom are not accredited investors, or similar investors in
non-U.S.
jurisdictions, including in some markets in Europe and Asia Pacific. In some cases, our funds are distributed to such investors indirectly through third-party
managed vehicles sponsored by brokerage firms, private banks or third-party
feeder providers, and in other cases directly to the clients of private banks, independent investment advisors and brokers.
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
To the extent distribution of such products is through new channels and markets, including through an increasing number of distributors with whom we engage, we may not be able to effectively monitor or control the manner of their distribution. This could result in litigation or regulatory action against us, including with respect to, among other things, claims that products distributed through such channels are distributed to investors for whom they are unsuitable, claims related to conflicts of interest or the adequacy of disclosure to investors or claims that the products are distributed in a manner inconsistent with our regulatory requirements or otherwise inappropriate manner. In addition, regulation applicable to our arrangements with such distributors and channels increases the compliance burden associated with onboarding new distributors or pursuing new distribution channels, resulting in increased cost and complexity. Although we engage in due diligence and onboarding procedures that seek to uncover issues relating to the third-party channels through which individual investors access our investment products, we do not control and have limited information regarding many of these third-party channels. Therefore, we are exposed to the risks of reputational damage, regulatory scrutiny and legal liability to the extent such third parties improperly sell our products to investors. This risk is heightened by the continuing increase in the number of third parties that distribute our investment products around the world and that we do not control. For example, in certain cases, we may be viewed by a regulator as responsible for the content of materials prepared by third parties.
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
Our initiatives to expand our individual investor base, including marketing, creating and maintaining the types of products and vehicles that individual investors may invest in, may not be successful. Such initiatives include the hiring of additional personnel and the implementation of new operational, technological, compliance and other systems and processes, each of which require significant time, effort and resources. Further, in light of the August 2025 Executive Order on Democratizing Access to Alternative Assets for 401(k) Investors, there may be significant future opportunity for the alternative asset management industry to increase the distribution of products to individual investors. Accordingly, we are likely to face significant competition in addressing such opportunity, which will require us to spend substantial time, effort and resources, and may not ultimately be successful in increasing distribution of our products in this channel.
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
We have historically relied in part on the interests of these professionals in the investment funds’ carried interest and incentive fees to discourage them from leaving the firm. However, to the extent our investment funds perform poorly, thereby reducing the potential for carried interest and incentive fees, their interests in carried interest and incentive fees become less valuable to them and become less effective as incentives for them to continue to be employed at Blackstone. We might not be able to provide future key personnel with interests in our business to the same extent or with the same tax consequences from which our existing personnel previously benefited. For example, U.S. federal income tax law currently imposes a three-year
holding period requirement for carried interest to be treated as long-term
capital gains. The holding period requirement may result in some of the carried interest received by such individuals being treated as ordinary income, which would materially increase the amount of taxes that such key personnel would be required to pay. The current U.S. Presidential administration’s stated tax priorities include changes to the tax treatment of carried interest that, if implemented, would materially increase the amount of taxes many of our key personnel would be required to pay. The tax treatment of carried interest continues to be an area of focus for policymakers and government officials. The levying of additional taxes on carried interest, or increases in state or local taxes applicable to our personnel, along with changing opinions regarding living in some geographies where we have offices due to, among other factors, local policies, may adversely affect our ability to recruit, retain and motivate our current and future professionals.
There is no guarantee that the
non-competition
and
non-solicitation
agreements to which our senior managing directors and other key personnel are subject, together with our other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. Such agreements also expire after a certain period of time, at which point such personnel would be free to compete against us and solicit our clients and employees. In addition, such agreements may not be enforceable in all cases, particularly as legislatures or regulators enact legislation or adopt rules aimed at effectively prohibiting non-competition
agreements. For example, legislation that would prohibit post-employment non-competition
agreements except in limited circumstances has been introduced in New York.
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
Our effective tax rate and tax liability is based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Although management believes its application of current laws, regulations and treaties to be correct and sustainable upon examination by tax authorities, tax authorities have challenged and could challenge in the future our interpretation of such laws, regulations and treaties or our taking of certain tax positions on the basis of such interpretation. This has and could in the future result in penalties, interest payments and/or additional tax liability or adjustment to our income tax provision that could increase our effective tax rate.

Past and future changes to tax laws and regulations may have an adverse impact on us. Such changes could materially change the amount and/or timing of tax we and our portfolio companies may be required to pay and may increase tax-related
regulatory and compliance costs. On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”), which makes significant changes to the U.S. Internal Revenue Code and other federal tax laws. Among other changes, the OBBBA extends or reinstates many of the provisions enacted by the Tax Cuts and Jobs Act of 2017, including the tax rate brackets for individuals and capital expensing provisions, and significantly curtails many of the clean energy subsidies enacted by the Inflation Reduction Act of 2022. How the OBBBA will be implemented will depend on future administrative guidance and court rulings. The U.S. Congress may also pass additional tax reform legislation in the future. The timing and details of any such guidance, rulings and legislation, and the impact on us, our personnel, and our funds’ portfolio companies, is uncertain.
In addition, the U.S. Congress, the Organization for Economic
Co-operation
and Development (“OECD”) and other government agencies in jurisdictions in which we and our affiliates invest or do business have maintained a focus on issues related to the taxation of multinational companies. The OECD, which represents a coalition of member countries, has been working on a two-pillar
initiative, which is aimed at (a) shifting taxing rights to the jurisdiction of the consumer (“Pillar One”) and (b) ensuring all companies pay a global minimum tax (“Pillar Two”). Under Pillar Two, certain entities within a multinational group will be subject to top-up
taxes where the overall tax paid on the group’s profit in any jurisdiction falls below the minimum 15% effective tax rate. The EU, among other regions implementing or intending to implement these rules, adopted Pillar Two and required that all EU member states adopt local legislation to implement such rules beginning December 31, 2023. However, on June 28, 2025, the Group of Seven (“G7”) countries announced a shared understanding for a
“side-by-side”
system under which U.S.-parented groups would be exempt from certain of the Pillar Two proposals. While the details of such
“side-by-side”
system remain the subject of ongoing discussions among the G7 and the OECD, Pillar One and Pillar Two could result in increased effective tax rates, possible denial of deductions, withholding taxes and/or profits being allocated differently and increased complexity, burden and cost of tax compliance for us and our funds’ portfolio companies. Given the ongoing design, implementation, administration and interpretation of Pillar One and Pillar Two, the timing, scope and impact of any relevant domestic legislation or multilateral conventions remain uncertain.
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
There has been an increase in the frequency and sophistication of the cyber and data security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent. In addition, the risk of cyber and data security threats to us is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. As an alternative asset management firm, we face a heightened risk of such an attack because we hold a significant amount of confidential and sensitive information about our investors, our funds’ portfolio companies and potential investments. Measures we take to ensure the integrity of our systems may not provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone, our investors, our portfolio companies or potential investments. If our systems or those of third-party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, increased costs, a disruption of our businesses, liability to our counterparties, investment funds or fund investors, regulatory intervention or reputational damage. The costs related to cyber or other data security threats or disruptions may not be fully insured or indemnified by other means.
We are reliant on third-party service providers for certain aspects of our business, including the administration of certain funds, as well as for certain technology platforms, including cloud-based services. These third-party service providers also face ongoing cybersecurity threats and compromises of their systems. These cybersecurity threats and compromises could occur as a result of threat actors impersonating Blackstone or its employees, including through the use of artificial intelligence technologies. Such technologies could make such impersonation more likely to occur or appear more credible. As a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data through third-party service providers. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, the third-party technology platforms on which we rely.
Cybersecurity, privacy and data protection have become top priorities for regulators in the United States and around the world. Many jurisdictions in which we operate have laws and regulations relating to privacy, data protection and cybersecurity, including the Gramm-Leach-Bliley Act (“GLBA”) (including recent amendments to Regulation
S-P),
the General Data Protection Regulation (“GDPR”), the U.K. Data Protection Act, and the California Privacy Rights Act (“CPRA”). Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and/or government agencies of data security breaches involving certain types of personal data or involving certain thresholds of potential harm to impacted individuals. In light of the focus of federal regulators on cybersecurity, SEC enforcement and examination activity has increased in recent years and may increase further. Although we maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but our regulator deem otherwise. See “—Rapidly developing and changing global data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.”
Breaches in our security or in the security of
third-party
service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our fund investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks or that of our third-party service providers. Breaches could also potentially cause interruptions or malfunctions in our, our employees’, our fund investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our fund investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures and Blackstone more generally.
Our funds’ portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. Our funds may invest in strategic assets having a national or regional profile or in digital or other infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.

Our and our funds’ portfolio companies’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise as a result of operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how
and customer information and records. In addition, we and our funds’ portfolio companies may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our funds’ portfolio companies.
Rapidly developing and changing global data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We and our funds’ portfolio companies are subject to various risks and costs associated with the collection, storage, transmission and other processing of personal data. This personal data is wide ranging and relates to our investors, employees, contractors and other counterparties and third parties. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable data security or privacy laws, regulations, policies, industry standards, or related contractual obligations, even if unfounded, could result in regulatory and third-party
liability, increased costs, disruptions to business and operations, and reputational damage. Furthermore, any such inability or perceived inability of our funds’ portfolio companies, even if unfounded, could result in reputational damage to us.
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
that took effect in 2025. These amendments impose operationally challenging data breach notification requirements and deadlines as well as obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs. The U.S. Department of Justice issued a rule, effective in 2025, that prohibits or restricts certain transactions involving the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain designated countries of concern, including China. While we expect this development will increase compliance burdens and associated costs, this rule may also impact the way we conduct business, including the ability of employees in countries of concern to access certain information.
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

Any inability, or perceived inability, by us or our funds’ portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party
liability, increased costs, disruption of our and our funds’ portfolio companies’ business and operations, and a loss of client (including investor) confidence and other reputational damage. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data security and privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Specifically, the SEC’s stated 2026 examination priorities include an intended focus on adviser’s policies and practices as it relates to the prevention of interruptions to mission-critical services and protection of investor information, records and assets. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for us and our
funds’ portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.
Technological developments in artificial intelligence could disrupt the markets in which we and our portfolio companies operate and subject us and our portfolio companies to increased competition, legal and regulatory risks and compliance costs.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (“AI Technology” and, collectively, “AI Technologies”) and their current and potential future applications, including in the private investment and financial sectors as well as across sectors in which our portfolio companies operate, are rapidly changing. The legal and regulatory frameworks related to such current and potential future applications are also evolving. The full extent of current or future risks related thereto is not possible to predict and we and our portfolio companies may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. AI Technologies could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate. Similarly, AI Technologies could significantly disrupt our portfolio companies’ businesses and markets. This could subject us and our portfolio companies to increased competition, legal and regulatory risks and compliance costs, and adversely impact our or our portfolio companies’ growth prospects. These impacts could have a material adverse effect on our business, financial condition and results of operations. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets, a sector to which certain of our investment strategies have significant exposure.
Through our use of AI Technologies, we avail ourselves of the potential benefits, insights and efficiencies resulting from these technologies. For example, our employees can utilize internal generative
AI-powered
applications to help summarize, search or translate documents or gather information on a wide variety of topics. However, these technologies also present a number of potential risks that cannot be fully mitigated. If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI Technologies is incomplete, inadequate or biased in some way, the performance of our products, services, and businesses could suffer. Data in models that AI Technologies utilize are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of AI Technologies and adversely impact us and our operations to the extent we rely on the work product of such AI Technologies in such operations. The volume and reliance on data and algorithms also make AI Technologies, and in turn us and our portfolio companies and investments, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We, our funds, our portfolio companies and our funds’ investments could be exposed to risks to the extent third-party
service providers or any counterparties use AI Technologies in their business activities. There is also a risk that AI Technologies may be misused or misappropriated by our employees and/or third parties engaged by us. For example, a user may input confidential information, including material non-public
information or personal identifiable information, into AI Technology applications, resulting in such information becoming part of a dataset that is accessible by third-party
AI Technology applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. In addition, we may not be able to control how
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
Regulations related to AI Technologies may also impose on us certain obligations and costs related to monitoring and compliance. Regulators are increasing scrutiny of, and enacting or considering enacting regulations regarding, the use of AI Technologies, including the use of “big data,” diligence of data sets and oversight of data vendors. The use of AI Technologies by us and our vendors may require compliance with legal and regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of, or our engagement of vendors that use, AI Technologies. In April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI Technologies and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should we fail to comply or be perceived to fail to comply.
Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business.
Our business is subject to extensive regulation, including periodic examinations, inquiries and investigations, by governmental agencies and self-regulatory
organizations in the jurisdictions in which we operate around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory
organizations, as well as state securities commissions in the United States, are also empowered to conduct examinations, inquiries, investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosures or other sanctions, including censure, the issuance of cease-and-desist
orders, the suspension or expulsion of a
broker-dealer
or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel.
The financial services industry is frequently the subject of heightened scrutiny, and the SEC has specifically focused on private equity and the private funds industry in recent years. In that connection, in recent years the SEC’s stated examination priorities and published observations from examinations have included, among other things, private equity firms’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of investment opportunities, investor side letter terms, consistency of firms’ practices with disclosures, handling of material non-public
information and insider trading, disclosures of investment risk, conflicts of interest, adherence to notice, consent and other contractual requirements regarding limited partnership advisory committees, fiduciary standards of conduct, financial technologies, and compliance with the SEC’s recently adopted rules, including those referenced herein.
In recent years, the SEC has proposed, and in some instances, adopted, a number of rules related to private funds and private fund advisors that impact our business and operations, including by increasing our operational and compliance costs to comply effectively. The SEC and other of our regulators can be expected to continue to propose rules that impact our operations, including by increasing compliance burdens and costs, enhancing the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, and imposing limitations on our operations or investing activities.

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
We are subject to scrutiny from regulators, elected officials, stockholders, investors and other stakeholders with respect to sustainability matters, which may adversely impact our ability to raise capital from certain investors, constrain capital deployment opportunities for our funds and harm our reputation.
We, our funds and their portfolio companies are subject to scrutiny from regulators, elected officials, stockholders, investors and other stakeholders with respect to sustainability matters. In recent years, alternative asset managers have become subject to competing demands from different investors and other stakeholder groups with divergent views on sustainability matters, including the role of such matters in the investment process. Certain investors, including public pension funds, have placed increasing importance on the impacts of investments made by the private funds to which they commit capital, including with respect to climate change, among other aspects of sustainability. At times, investors, including public pension funds, have limited participation in certain investment opportunities, such as hydrocarbons, and/or conditioned future capital commitments to certain funds on the implementation of screens or other sector-specific
investment guidelines. Conversely, certain investors have raised concerns as to whether the incorporation of sustainability factors in the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize return for investors, or may result in the subordination of the interests of investors based solely or in part on sustainability considerations. Investors, including public pension funds, which represent a significant portion of our funds’ investor bases, may decide to withdraw previously committed capital (where such withdrawal is permitted) or not commit capital to future fundraises based on their assessment of how we approach and consider the sustainability cost of investments and whether the return-driven
objectives of our funds align with their sustainability priorities. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. If we do not successfully manage sustainability-related
expectations across the varied interests of our stakeholders, including existing or potential investors, our ability to access and deploy capital may be adversely impacted. In addition, a failure to successfully manage sustainability-related
expectations may negatively impact our reputation and erode stakeholder trust.
Certain investors also have begun to request or require data from their asset managers and/or use third-party
benchmarks and ratings to allow them to monitor the sustainability impact of their investments. Regulatory initiatives that require investors to make disclosures to their stakeholders regarding sustainability matters have become increasingly common in certain jurisdictions, which may further increase the number and type of investors who place importance on these issues and who demand certain types of reporting from us or our funds. In addition, government authorities of certain U.S. states have requested information from and scrutinized certain asset managers with respect to whether such managers have adopted sustainability policies that consider non-pecuniary
factors in the investment process or would restrict such asset managers from investing in certain industries or sectors, such as conventional energy. These authorities have indicated that asset managers they view to have adopted such policies may lose opportunities to manage money belonging to these states and their pension funds.

There has been increased regulatory focus on
sustainability-related
practices by asset managers and the accuracy of statements made regarding such practices, including whether such statements are inaccurate or misleading, either because they overstate (often referred to as “greenwashing”) or understate the extent to which such asset managers are engaging in sustainability-related
practices. Regulators have commenced enforcement actions against several investment advisers relating to sustainability disclosures and policies and procedures failures. Any perception or accusation that we are overstating, or, conversely, understating our engagement in sustainability-related
practices could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new investors. Outside of the United States, the European regulatory environment for alternative investment fund managers and financial services firms continues to evolve and increase in complexity, making compliance more costly and time-consuming.
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
Climate and sustainability-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us, our funds and our funds’ portfolio companies and materially increase the regulatory burden and cost of compliance. For example, in recent years the EU has adopted and the Corporate Sustainability Reporting Directive (“CSRD”), the Sustainable Finance Disclosure Regulation (“SFDR”) and its corresponding Taxonomy Regulation, and the Corporate Sustainability Due Diligence Directive (“CSDDD”), while the U.K. has implemented rules for its Sustainability Disclosure Requirements and investment labels regime (“SDR”) and an anti-greenwashing rule. In June 2024, BELL began reporting certain
U.K.-law
required climate-related financial information in line with the Task Force on Climate-Related Financial Disclosure’s recommendations. Several U.S. states are also at various stages of seeking to regulate climate-related disclosures. For example, California has enacted, and legislators in New York and other states have introduced, climate disclosure laws that could require us to report on, among other matters, greenhouse gas emissions and climate-related risks. These frameworks have detailed disclosure requirements that would impact us and/or certain of our funds and may conflict with certain of our other regulatory obligations, such as limitations on general solicitation for private funds. As a consequence, we may be unable to fully comply with some requirements of these new regimes, which could result in regulatory actions against us. In addition, the current U.S. Presidential administration or the U.S. Congress have and may continue to modify policies or regulations of the prior administration, including limitations on coal and gas electric generation, mining and/or exploration, as well as various tax incentives under the Inflation Reduction Act and other policies, programs, and offices intended to spur clean energy investment. While certain of our funds’ portfolio companies and investments may benefit from such policies, certain other portfolio companies and investments focused on renewables or other forms of green or renewable energy may be adversely impacted.
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
In addition, our reputation and fundraising may be harmed if certain stakeholders, such as our limited partners or stockholders, believe that we are not adequately or appropriately responding to climate change or, conversely, are focusing on climate change in a way that is inconsistent with our fiduciary duty obligations, including through the way in which we operate our business, the composition of our funds’ existing portfolios, the new investments made by our funds, or the decisions we make to continue to conduct or change our activities in response to climate change considerations. Moreover, we face business trends related to climate change risks, such as, for example, the increased attention to sustainability considerations by our fund investors, including in connection with their determination of whether to invest in our funds. See “—We are subject to scrutiny from regulators, elected officials, stockholders, investors and other stakeholders with respect to sustainability matters, which may adversely impact our ability to raise capital from certain investors, constrain capital deployment opportunities for our funds and harm our reputation.”

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
In addition, under the
Dodd-Frank
Act, whistleblowers who voluntarily provide original information to the SEC can receive compensation and protection, including payment equal to between 10% and 30% of certain monetary sanctions imposed in a successful government action resulting from the information provided by the whistleblower. Whistleblower claims have been substantial since the enactment of these provisions. Addressing such claims could generate significant expenses and take up significant management time for us and our funds’ portfolio companies, even if such claims are frivolous or without merit.
Rule
206(4)-5
under the Advisers Act regulates “pay to play” practices by investment advisers involving campaign contributions and other payments to elected state and local officials who have the ability to, directly or indirectly, influence the hiring of an investment adviser by a government entity. The rule prohibits investment advisers from providing advisory services for compensation to a government plan investor for two years, subject to limited exceptions, after the investment adviser, its senior executives or certain other “covered associates” make a disqualifying political contribution or payment to any such government official. There are also similar rules at the state level. Any failure on our part to comply with such rules could result in enforcement action, expose us to significant penalties and reputational damage and disqualify us from relying on private offering securities exemptions pursuant to which we raise a material portion of our investor capital.
In addition, the SEC’s “Regulation Best Interest” imposes a “best interest” standard of care for broker-dealers when recommending certain securities transactions to a customer. Regulation Best Interest requires such broker-dealers to evaluate available alternatives, including those that may have lower expenses and/or lower investment risk than our investment funds. The continued regulatory focus on Regulation Best Interest may negatively impact whether certain broker-dealers and their associated persons are willing to recommend investment products, including certain of our funds, to retail customers, which may adversely impact our ability to distribute our products to certain investors. Furthermore, the U.S. Department of Labor as well as several states have proposed regulations or taken other actions pertaining to conduct standards for investment advisers and broker-dealers that may result in additional requirements related to our business. Additionally, the SEC has instituted and settled multiple actions against investment advisers for violating its 2022 amended marketing rule, which imposed more prescriptive requirements on fund marketing.

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
In addition, policy changes impacting the financial services industry could impose additional costs, require significant attention of our senior management and personnel or requires to change, or limit, the manner in which we conduct business. There has been recurring consideration amongst regulators and intergovernmental institutions regarding the role of nonbank institutions in providing credit and, particularly, so-called
“shadow banking,” a term generally taken to refer to financial intermediation involving entities and activities outside the regulated banking system. Federal regulatory bodies, such as the FSOC, and international organizations, such as the Financial Stability Board, regularly assess financial stability-related risks associated with, among other things, nonbank lending and certain types of open-ended funds. At this time, whether any rules or regulations related thereto will be proposed is unclear. If nonbank financial intermediation became subject to regulations or oversight standards similar to those applicable to traditional banks, certain of our business activities, including nonbank lending, would be adversely affected and the regulatory burden on us would materially increase, which could adversely impact the implementation of our investment strategy and our returns.
In addition, the FSOC has the authority to designate nonbank financial companies as systemically important financial institutions (“SIFIs”) subject to supervision by the Federal Reserve Board. Currently, there are no nonbank financial companies with a nonbank SIFI designation. The FSOC has, however, designated certain nonbank financial companies as SIFIs in the past, and additional nonbank financial companies, which may include large asset management companies such as us, may be designated as SIFIs in the future. If we were designated as a nonbank SIFI, including as a result of our asset management or nonbank lending activities, we could become subject to direct supervision by the Federal Reserve Board, and could become subject to enhanced prudential, capital, supervisory and other requirements, such as risk-based capital requirements, leverage limits, liquidity requirements, resolution plan and credit exposure report requirements, concentration limits, a contingent capital requirement, enhanced public disclosures, short-term debt limits and overall risk management requirements. Requirements such as these, which were designed to regulate banking institutions, would likely need to be modified to be applicable to an asset manager, although no proposals have been made indicating how such measures would be adapted for asset managers.
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
In recent years, the U.S. government has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. government has also imposed, and may in the future impose further, tariffs on certain foreign goods, such as steel and aluminum, from various countries, including China, Canada and Mexico. Some foreign governments, including China, Canada, and Mexico, have threatened or instituted retaliatory tariffs on certain U.S. goods. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. Presidential administration raised potential alternative means through which the administration could impose tariffs and subsequently imposed a global tariff under a different law. The outlook on further trade policy actions, including trade agreements and potential retaliatory tariffs is unclear. Increased tariffs on goods imported from China, Canada, Mexico and other countries could further increase, costs, decrease margins and reduce the competitiveness of products and services offered by our portfolio companies. This has and could further adversely impact the revenues and profitability of select companies that have substantial sales of physical goods in the U.S. or whose businesses rely on goods imported from countries that are subject to significant tariffs. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies in respect of other jurisdictions could also have a similar adverse impact.
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
There is uncertainty as to further actions that may be taken under the current U.S. Presidential administration with respect to U.S. trade policy, including in response to the U.S. Supreme Court’s February 2026 ruling. See “—Laws and regulations on foreign direct investment applicable to us and our funds’ portfolio companies, both within and outside the U.S., may make it more difficult for us to deploy capital in certain jurisdictions or to sell assets to certain buyers.”
Our provision of products and services to insurance companies subjects us to a variety of risks and uncertainties.
We have increasingly undertaken initiatives to deliver to insurance companies customizable and diversified portfolios of Blackstone products and strategies across asset classes, including investment grade and non-investment
grade credit, with a focus on real estate, corporate, asset based and private credit. Our insurance initiatives include partial or full management of insurance companies’ general account or reinsurance assets. This strategy has in recent years contributed to meaningful growth in our Assets Under Management, including in Perpetual Capital Assets Under Management. BXCI’s insurance platform currently manages assets for a number of insurance companies and certain of their respective affiliates pursuant to several investment management agreements. Our insurance platform also manages or sub-manages
assets for certain insurance-dedicated funds and special purpose vehicles, and has developed, and may continue to develop, other capital-efficient products for insurance companies.
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
In recent years, insurance regulatory authorities and regulatory support organizations have increased scrutiny of private equity and private credit managers’ involvement in the insurance industry, including with respect to the ownership by such managers or their affiliated funds of, and/or the management of assets on behalf of, insurance companies. For example, insurance regulators, including the National Association of Insurance Commissioners (“NAIC”), the U.S.
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
Regulators have also increasingly focused on the risk profile of certain investments held by insurance companies (including, without limitation, all or certain tranches of collateralized loan obligations and other structured securities), appropriateness of investment ratings (including private ratings) and potential conflicts of interest, including affiliated investments, and potential misalignment of incentives and any potential risks from these and other aspects of an insurance company’s relationship with alternative or private credit asset managers that may impact the insurance company’s risk profile. This enhanced scrutiny may increase the risk of regulatory actions against us and could result in new or amended regulations that limit our ability, or make it more burdensome or costly, to enter into new investment management agreements with insurance companies and thereby grow our insurance strategy. Some of the arrangements we have or will develop with insurance companies involve complex U.S. and
non-U.S.
tax structures for which no clear precedent or authority may be available. Such structures may be subject to potential regulatory, legislative, judicial or administrative change or scrutiny and differing interpretations and any adverse regulatory, legislative, judicial or administrative changes, scrutiny or interpretations may result in substantial costs to insurance companies or us.
Insurance company investment portfolios are often subject to internal and regulatory requirements governing the categories and ratings of investment products and assets they may acquire and hold. Many of the investment products and strategies we originate or develop for, or other assets or investments we include in, insurance company portfolios will be rated and a ratings downgrade or any other negative action by a rating agency or the

NAIC’s Securities Valuation Office (“SVO”), as applicable, with respect to such products, assets or investments could make them less attractive and limit our ability to offer such products to, or invest or deploy capital on behalf of, insurers. Furthermore, insurance companies are subject to certain minimum capital and surplus requirements that vary by the jurisdiction where the insurance company is domiciled and are generally subject to change over time. Our insurance company clients are subject to capital and solvency standards in their applicable jurisdictions, including, those imposed by U.S. state laws, Bermuda laws and U.K. laws, among others. New statutory accounting guidance or changes or clarifications in interpretations of existing guidance may adversely impact our ability to originate, or invest in, appropriate assets on behalf of our insurance company clients or cause our clients to increase their required capital in respect of such assets, thus making such assets less attractive to insurers, which may adversely affect our business. Certain proposals or exposure drafts released by insurance regulatory authorities, including the NAIC or the SVO, may result in changes to the risk-based
capital treatment and/or ratings or
re-ratings
processes of certain assets or investments that are, or may be, held by our insurance company clients. For example, in 2024, the NAIC increased the applicable capital charge of residual tranches or equity securities of asset-based
securitizations from 30% to 45% in respect of life insurers. This increase in the applicable RBC charge of such assets (or similar future changes in respect of other types of assets or tranches) could potentially make such assets or investments less attractive to insurers and limit our ability to originate, or invest in, such assets on behalf of insurers.
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
In Europe we are subject to, among others, the EU Alternative Investment Fund Managers Directive (“AIFMD”), the EU regulation on over-the-counter
(“OTC”) derivative transactions, central counterparties and trade repositories (“EMIR”), the EU Central Securities Depositories Regulation (“CSDR”) and the Markets in Financial Instruments Directive 2014 (2014/65/EU) (“MiFID II”). These regimes and regulations involve enhanced internal governance, disclosure and reporting requirements, create significant compliance and administrative burdens, and may require meaningful changes to the ways in which we conduct our business and operations. In addition, certain changes to AIFMD that comes into effect in 2026 may limit the use of leverage in certain funds, which could impact their fund returns, as well as may restrict certain alternative investment funds from marketing in specific EEA jurisdictions, which may impact our ability to raise capital from EEA investors. We additionally have regulatory capital and liquidity adequacy requirements for certain of our entities licensed under MiFID, as well as remuneration requirements of certain senior staff. Additional regulation around remuneration may make it harder for us to attract and retain talent, compared to competitors not subject to the same rules.

Certain regulatory requirements in the EU and U.K. intended to enhance protection for retail investors and impose additional obligations on the distribution of certain products to retail investors may lead to increased costs and limit our ability to access capital from retail investors in certain jurisdictions. These include EU and U.K. rules requiring that retail investors in packaged retail investment and insurance products receive key information documents and U.K. rules enhancing duties related to distribution of financial products to retail investors. Furthermore, in May 2023, the European Commission announced its Retail Investment Strategy, which could result in new regulation that could impact our ability to offer our funds to retail investors in the EU. Data protection authorities have significant audit and investigatory powers to probe how personal data is being used and processed and breaches of these regulations can lead to significant fines, regulatory action and reputational risk. See “—Rapidly developing and changing global data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.” European regulators, including the U.K. FCA and CSSF in Luxembourg are increasing their attention on greenwashing and rapidly developing and implementing regimes focused on sustainability within the financial services sector, which could adversely affect our business and the operations of our funds’ portfolio companies in various ways. See “—Climate change, climate and sustainability-related
regulation and sustainability concerns could adversely affect our businesses and the operations of our funds’ portfolio companies, and any actions we take or fail to take in response to such matters could damage our reputation.”
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
In August 2023, an executive order established an outbound investment screening regime (the “Outbound Order”), which was intended to regulate or prohibit certain investments by U.S. persons in advanced technology sectors in jurisdictions that may be designated as a “country of concern.” In January 2025, the current U.S. Presidential administration signed an Annex to the Outbound Order that identified China, along with the Special Administrative Regions of Hong Kong and Macau, as a “country of concern.” Similarly, in February 2025, the U.S. Presidential administration issued a memorandum to various regulatory agencies regarding enhanced restrictions on outbound investments into China, as well as on Chinese investments into the U.S. These actions could negatively impact our ability to raise capital from and to deploy capital in such jurisdictions, including if the administration seeks to expand such limitations to apply to a broader range of activities. Further, a number of U.S. states are passing and implementing state laws prohibiting or otherwise restricting the acquisition of interests in real property located in the state by foreign persons. Other jurisdictions, including the EU, may adopt similar outbound investment restrictions in the future. These laws may also impact the ability of certain
non-U.S.
limited partners to participate in certain of our investment strategies.
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
From time to time we, our funds and our funds’ portfolio companies have been and may be subject to litigation, including class action lawsuits by stockholders, or those that challenge or attempt to enjoin our acquisition or sale transactions. For a discussion of certain legal proceedings to which we are a party, see “Part II. Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — 18. Commitments and Contingencies — Contingencies — Litigation.” Any private lawsuits or regulatory actions brought against us and resulting in a finding of substantial legal liability could materially adversely affect our business, financial condition or results of operations. In addition, such actions, even if resulting in a favorable outcome to us, could result in significant reputational harm, which could seriously harm our business.
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
In addition, to the extent investors in our investment funds suffer losses resulting from fraud, gross negligence, willful misconduct or other similar misconduct, investors may have remedies against us, our investment funds, our senior managing directors or our affiliates under the federal securities law and/or state law. While the general partners and investment advisers to our investment funds, including their directors, officers, other employees and affiliates, are generally indemnified to the fullest extent permitted by law with respect to their conduct in connection with the management of the business and affairs of our investment funds, such indemnity does not extend beyond as permitted by law or to actions determined to have involved fraud, gross negligence, willful misconduct or other similar misconduct. The activities of our capital markets services business may also subject us to the risk of liabilities to our clients and third parties, including our clients’ stockholders, under securities or other laws in connection with transactions in which we participate. See “—Underwriting activities by our capital markets services business expose us to risks.” We depend to a large extent on our business relationships and our reputation for integrity and high-caliber
professional services to attract and retain investors and to pursue investment opportunities for our funds. As a result, allegations by private actors, regulators, or employees of improper conduct by us, even if unfounded, as well as negative publicity and press speculation about us, may harm our reputation. This could adversely impact our relationships with clients and our fundraising. In recent years, there has been increased activity on the part of certain activist and other organized groups, with respect to investments made by private funds. Such groups have at times contacted and otherwise sought to engage with government and regulatory bodies and fund investors, including public pension funds, on our funds’ investments, which has led to negative publicity that could harm our reputation. The pervasiveness of social media and public focus on the externalities of business activities could lead to wider dissemination of adverse or inaccurate information about us, making remediation more difficult and magnifying reputational risk.
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
We are subject to U.S. and foreign anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, as amended (“FCPA”), as well as anti-money laundering laws. Any determination that we have violated the FCPA, the EU and U.K. anti-money laundering regimes, the U.K. anti-bribery and anti-fraud laws or other applicable anti-corruption, anti-bribery, anti-fraud or anti-money laundering laws could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence. Any one of these could adversely affect our business prospects, financial position or the price of our common stock. Such laws have attracted significant regulatory focus in recent years, including outside of the U.S. For example, the SEC will be responsible for examining investment advisers’ compliance with a U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) rule currently scheduled to go into effect January 2028 that requires certain investment advisers and to, among other measures, adopt an anti-money laundering and countering the financing of terrorism (“AML/CFT”) program, file certain reports with FinCEN and to maintain records related to such activities. The application of these rules would impose significant compliance costs on us. The EU and the U.K. are similarly revising and expanding their respective anti-money laundering regimes. While we have policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and anti-money laundering and other applicable laws, such policies and procedures may not be effective in all instances to prevent violations. In addition, other asset managers, particularly those who, unlike us, are not subject to the anti-corruption and anti-money laundering laws of multiple jurisdictions, may have anti-corruption or anti-money laundering policies that provide such managers access to investment opportunities that may not be available to us because of our current policies and procedures.
Furthermore, we may also be adversely affected if there is misconduct by personnel of our funds’ portfolio companies or by such companies’ service providers. For example, financial fraud or other deceptive practices at our funds’ portfolio companies, or failures by personnel at our funds’ portfolio companies to comply with anti-corruption, anti-bribery,
anti-fraud,
anti-money laundering, trade and economic sanctions, export controls, anti-harassment,

anti-discrimination
or other legal and regulatory requirements, could subject us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct and securities litigation, and could also cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such portfolio companies and could negatively affect the valuations of the investments by our funds in such portfolio companies. Losses to our funds and us could also result from misconduct or other actions by service providers, such as administrators, consultants or other advisors, if such service providers improperly use or disclose confidential information, misappropriate funds, or violate legal or regulatory obligations. Moreover, we may face an increased risk of such misconduct to the extent our funds’ investment in
non-U.S.
markets, particularly emerging markets, increases.
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
Our failure to deal appropriately with conflicts of interest in our asset management business could damage our reputation and adversely affect our businesses.
As we have expanded, and continue to expand, the number and scope of our businesses, as well as the investor channels through which our products are offered, we increasingly confront potential conflicts of interest relating to our funds’ investment activities. Asset manager conflicts of interest continue to be a significant area of focus for regulators and the media. We may face a higher degree of scrutiny compared with asset managers that are smaller than we are or focus on fewer asset classes or narrower investor channels than we do. Certain of our funds may have overlapping investment objectives, including funds that have different fee structures and/or investment strategies that are more narrowly focused. Potential conflicts may arise with respect to allocation of investment opportunities among us, our funds and our affiliates, including to the extent that the fund documents do not mandate a specific investment allocation. For example, we may allocate an investment opportunity that is appropriate for two or more investment funds in a manner that excludes one or more funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, specific nature of the investment or size and type of the investment, and ability to execute quickly among other factors. We may also decide to provide a co-investment
opportunity to certain investors in lieu of allocating more of that investment to our funds or vice-versa.
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

A decision to acquire material
non-public
information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in our having to restrict the ability of other funds to take any action with respect to that company. Our affiliates or portfolio companies may be service providers or counterparties to our funds or portfolio companies and receive fees or other compensation for services that are not shared with our fund investors. In such instances, we may be incentivized to cause our funds or portfolio companies to purchase such services from our affiliates or portfolio companies rather than an unaffiliated service provider despite the fact that a third-party
service provider could potentially provide higher quality services or offer them at a lower cost. In addition, conflicts of interest may exist in the valuation of our funds’ investments, as well as the personal trading or investment activities of employees and the allocation of fees and expenses among us, our funds and their portfolio companies, and our affiliates. Lastly, in certain, infrequent instances we may purchase an investment alongside one of our investment funds or sell an investment to one of our investment funds and conflicts may arise in respect of the allocation, pricing and timing of such investments and the ultimate disposition of such investments. A failure to appropriately deal with these, among other, conflicts, could negatively impact our reputation and ability to raise additional funds or result in potential litigation or regulatory action against us. Further, rules proposed or adopted by the SEC and other measures it takes to preclude or limit certain conflicts of interest may make it more difficult for our funds to pursue transactions that may otherwise be attractive to the fund and its investors, which may adversely impact fund performance.
Conflicts of interest may arise in our allocation of
co-investment
opportunities.
Potential conflicts will arise with respect to our decisions regarding how to allocate co-investment
opportunities among investors and the terms of any such
co-investments.
As a general matter, our allocation of
co-
investment opportunities is within our discretion and there can be no assurance that co-investment
opportunities of any particular type or amount will become available to any of our investors. We may take into account a variety of factors and considerations we deem relevant in allocating co-investment
opportunities, including, without limitation, whether a potential co-investor
has expressed an interest in evaluating
co-investment
opportunities, our assessment of a potential
co-investor’s
ability to invest an amount of capital that fits the needs of the investment and our assessment of a potential co-investor’s
ability to commit to a
co-investment
opportunity within the required timeframe of the particular transaction.
Our fund documents typically do not mandate specific allocations with respect to co-investments.
The investment advisers of our funds may have an incentive to provide potential co-investment
opportunities to certain investors in lieu of others and/or in lieu of an allocation to our funds, including, for example, as part of an investor’s overall strategic relationship with us, or if such allocations are expected to generate relatively greater fees or Performance Allocations to us than would arise if such co-investment
opportunities were allocated otherwise. At the same time, we may have an incentive to offer co-investment
opportunities to our funds in lieu of (or to an extent that reduces the amount available to) co-investors, particularly as we expand the number and type of private wealth products we offer.
As a general matter,
co-investors
generally bear different fees and expenses than our funds. As a result, there may be conflicts of interest regarding the allocation of costs and expenses, such as expenses associated with broken deals, between co-investors
and investors in our funds. In certain instances,
co-investment
arrangements may be structured through one or more of our investment vehicles. The terms of any such existing and future co-investment
vehicles may differ materially, and in some instances may be more favorable to us, than the terms of certain of our funds or prior co-investment
vehicles. Such different terms may create an incentive for us to allocate a greater or lesser percentage of an investment opportunity to such co-investment
vehicles. There can be no assurance that any conflicts of interest will be resolved in favor of any particular investment funds or investors (including any applicable co-investors).
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
For example, our private investments do not have observable market prices and valuations of such investments may take into account certain long-term financial projections or estimates, including those prepared by the management of a portfolio company or other investment. Such projections or estimates may not materialize and are based on significant judgments and assumptions at the time they are developed and may not be available to the public. Valuations of publicly traded companies, on the other hand, are based on the observable price in the reference market which are generally subject to a higher degree of market volatility. These differences and the potential exercise of our subjective judgment might cause some investors and/or regulators to question our valuations or methodologies, which may be particularly exacerbated for funds with monthly or daily valuations. There can be no assurance that our policies will address all necessary valuation factors or completely eliminate potential conflicts of interest in such determinations. The SEC continues to focus on issues related to valuation of private funds, including consistent application of the methodology, disclosure, and conflicts of interest. Further, variation in the underlying assumptions, estimates, methodologies and/or judgments we use in the determination of the value of certain investments and financial instruments could potentially produce materially different results. Valuation methodologies may also change from time to time. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” for an overview of our fair value policy and the significant judgment required in the application thereof.
Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in an investment fund’s net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values lower than the values at which investments have been reflected in prior fund net asset values would result in reduced gains or losses for the applicable fund, a decline in certain asset management fees and the reduction in potential Performance Revenues. Changes in values of investments from quarter to quarter may result in volatility in our investment funds’ net asset values, fees from those funds and the results of operations and cash flow that we report from period to period. Further, a situation where asset values turn out to be materially different than values reflected in prior funds’ net asset values could cause investors to lose confidence in us, which in turn could result in difficulty raising additional funds or redemptions from funds where investors hold redemption rights.

Our use of borrowings to finance our business exposes us to risks.
We use borrowings to finance our business operations as a public company and facilitate growth and expansion of our businesses, including warehousing investments for our funds. We have numerous outstanding notes with various maturity dates as well as other borrowings, including under the Revolving Credit Facility and in connection with such warehousing. As our borrowings mature, we will be required to refinance or repay such borrowings. In order to do so, we may enter into a new facility, use asset based financing arrangements or issue new notes, each of which could result in higher borrowing costs. We may also issue equity, which would dilute existing stockholders. Further, we may choose to repay such borrowings using cash on hand, cash provided by our continuing operations or cash from the sale of our assets, each of which could reduce the amount of cash available to facilitate the growth and expansion of our businesses, make repurchases under our share repurchase program and pay dividends to our stockholders, operating expenses and other obligations as they arise.
In order to obtain new borrowings, or to extend or refinance existing borrowings, we are dependent on the willingness and ability of financial institutions such as global banks to extend credit to us on favorable terms or at all, and on our ability to access the debt and equity capital markets, which can be volatile. There is no guarantee that such financial institutions will continue to extend credit to us or that we will be able to access the capital markets to obtain new borrowings or refinance existing borrowings when they mature. In addition, the use of leverage to finance our business exposes us to the types of risk described in “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.”
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
In addition, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those businesses’ investments. See “—Sustained periods of high interest rates and challenging debt market conditions negatively impact the values of certain assets or investments and the ability of our funds and their portfolio companies to access capital markets, which could adversely affect investment and realization opportunities, lead to lower-yielding investments and potentially decrease our net income.”

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
When evaluating a potential business or asset for investment, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to such investment. When conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, credit risk, tax, accounting, sustainability, legal and regulatory and macroeconomic trends. Selecting and evaluating such factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by Blackstone or a third-party
specialist (if any) will reflect the policies or preferred practices of any particular investor or align with the practices of other asset managers or with market trends. The materiality of various risks and impact of such risks on an individual potential investment or portfolio as a whole depend on many factors, including the relevant industry, geography and asset class and the nature of the investment. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity. In addition, we may not identify or foresee future developments that could have a material adverse effect on an investment, including, for example, rapidly changing fundamentals in a certain sector, geography or asset class, or technological disruption of a specific company or asset, or an entire industry, including as a result of the rapid development and implementation of AI Technologies.
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
We and our affiliates have reported in the past and may be required to report in the future specified dealings or transactions involving Iran or other sanctioned individuals or entities.
The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) requires companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions, including, by way of example, the Russian Federal Security Service, engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law, including companies that are or may be at the time considered our affiliates. We do not independently verify or participate in the preparation of these disclosures. We have been in the past and may be in the future be required to separately file with the SEC a notice when such activities have been disclosed in our periodic reports, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, and any failure to disclose any such activities as required could additionally result in fines or penalties.

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

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another,

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity,

•	the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation,

•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our funds’ investments,

•	a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance,

•	heightened exposure to corruption risk and/or economic sanctions risk in certain non-U.S. markets,

•	political hostility to investments by foreign or private equity investors,

•	reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms,

•	more volatile or challenging market or economic conditions, including higher rates of inflation,

•	higher transaction costs,

•	difficulty in enforcing contractual obligations,

•	fewer investor protections and less publicly available information about companies,

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
In addition, investments in companies that are based outside of the United States may be negatively impacted by restrictions on international trade or the imposition of tariffs (and any resulting reciprocal tariffs), which have been an area of focus for the current U.S. Presidential administration. See “—Trade negotiations and related government actions may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of our funds’ portfolio companies.”
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
We have a number of vehicles that permit investors in such vehicles to withdraw their investments and/or terminate our management of such capital, as applicable and in certain cases, subject to certain limitations. Investors in our hedge funds may generally redeem their investments on a periodic basis following, in certain cases, the expiration of a specified period of time when capital may not be withdrawn, subject to the applicable fund’s specific redemption provisions. In addition, in many of our other open-ended and/or perpetual capital vehicles, including those that are available to individual investors, investors may request redemptions or repurchases of their interests on a periodic basis, subject to certain limitations. During periods of market volatility, investor subscriptions to such vehicles are likely to be reduced, and investor redemption or repurchase requests are likely to be elevated, which may negatively impact the fees we earn from such vehicles. Investor subscriptions to certain of such vehicles have also at times been, and may in the future be, reduced, and investor redemptions or repurchase requests elevated, in the face of negative media or public sentiment with respect to the asset classes of such vehicles. In addition, in a declining market, our liquid or semi-liquid vehicles have and may continue to experience declines in value, which may be provoked and/or exacerbated by margin calls and forced selling of assets. Investors may also seek to redeem their interests due to changes in interest rates that make other investments more attractive, rebalancing of their asset allocations, changes in investor perception of us and our reputation, unhappiness with a fund’s performance or investment strategy, departures or changes in responsibilities of key investment professionals, and liquidity needs.
To the extent appropriate and permissible under a vehicle’s constituent documents, we have previously and may in the future limit or prorate redemptions or repurchases in such vehicle for a period of time. This has, and may in the future, make such vehicles less attractive to investors and negatively impact subscriptions to such vehicles for a period of time, which could have a material adverse effect on the revenues we derive from such vehicles. For example, market volatility drove a material increase in BREIT repurchase requests beginning in late 2022, and pursuant to the terms of the vehicle, BREIT began to prorate such requests beginning in November 2022. BREIT inflows also materially declined after proration was announced, which led to net outflows in BREIT. The inclusion of redemption features in investment vehicles creates heightened risk of operational error, including with respect to the calculation of net asset values, which could expose us to increased risk of litigation, regulatory action and reputational damage.
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
The governing agreements of many of our investment funds provide that, subject to certain conditions, third-
party investors in those funds have the right to remove the general partner of the fund or to accelerate the termination date of the investment fund without cause by a majority or supermajority vote, resulting in a reduction in management fees we would earn from such investment funds and a significant reduction in the amounts of Performance Revenues from those funds. Performance Revenues could be significantly reduced as a result of our inability to maximize the value of investments by an investment fund during the liquidation process or in the event of the triggering of a “clawback” obligation or a recoupment of loss carry forward amounts. In addition, the governing agreements of our investment funds provide that in the event certain “key persons” in our investment funds do not meet specified time commitments with regard to managing the fund, then investors in certain funds have the right to vote to terminate the investment period by a specified percentage (including, in certain cases, a simple majority) vote in accordance with specified procedures, accelerate the withdrawal of their capital on an investor-by-investor
basis, or the fund’s investment period will automatically terminate and a specified percentage (including, in certain cases, a simple majority) vote of investors is required to restart it. In addition, the governing agreements of some of our investment funds provide that investors have the right to terminate, for any reason, the investment period by a vote of 75% of the investors in such fund. In addition to having a significant negative impact on our revenue, net income and cash flow, the occurrence of such an event with respect to any of our investment funds would likely result in significant reputational damage to us.

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
We depend on investors in our carry funds (and certain of our hedge funds) to fulfill their capital commitments in order for those funds to consummate investments, and otherwise pay their obligations (for example, management fees) when due. A default by an investor may also limit a fund’s availability to incur borrowings and avail itself of what would otherwise have been available credit. We have not had investors default on capital calls to any meaningful extent. Third-party investors in carry funds typically use distributions from prior investments to meet future capital calls. In cases where valuations of investors’ existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. If investors were to fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
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
Business enterprises in certain of our investment funds, especially our credit-focused funds, may be involved in or experience work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions and may purchase high-risk receivables. An investment in such business enterprises entails the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price to the fund of the security or other financial instrument in respect of which such distribution is received. In addition, if an anticipated transaction does not in fact occur, the fund may be required to sell its investment at a loss. Investments in troubled companies may also be adversely affected by U.S. federal and state laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. Investments in securities and private claims of troubled companies made in connection with an attempt to influence a restructuring proposal or plan of reorganization in a bankruptcy case may also involve substantial litigation. Because there is substantial uncertainty concerning the outcome of transactions involving financially troubled companies, there is a potential risk of loss by a fund of its entire investment in such company. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may also decrease the value and liquidity of securities rated below investment grade or otherwise adversely affect our reputation.
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
The power and energy sectors are the subject of substantial and complex laws, rules and regulation by various federal and state regulatory agencies. These include environmental laws that may expose our investments to increased environmental liabilities, including those that did not exist at the time of acquisition. Failure to comply with applicable laws, rules and regulations could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies. Each of these could result in additional costs to a portfolio company and adversely affect investment results. In addition, the increased scrutiny placed by regulators, elected officials and certain investors with respect to the incorporation of sustainability factors in the investment process and the impact of certain investments made by our energy funds has negatively impacted and is likely to continue to negatively impact our ability to exit certain of our conventional energy investments on favorable terms. For instance, OBBBA significantly reduced or accelerated the phase out of many existing clean tax credits established by the Inflation Reduction Act of 2022. Legislative efforts by either party to overturn or modify policies or regulations enacted by the prior U.S. presidential administration could adversely affect certain investments, including our alternative energy investments. Additionally, certain investors have raised concerns as to whether the incorporation of sustainability factors in the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize returns for investors, which may result in such investors calling into question certain non-conventional
energy investments made by our energy funds.
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

Our funds’ investments in real estate and infrastructure assets, including digital infrastructure, may expose us to increased risks that are inherent in the ownership of such assets.
Investments in real estate and infrastructure assets may expose us to increased risks that are inherent in the development and ownership of real assets. For example:

•
Ownership of real estate and infrastructure assets may present risks of liabilities for personal and property injury or impose significant operating challenges and costs with respect to compliance with zoning or environmental laws, among others. This may expose our investments to increased environmental liabilities, including those that did not exist at the time of acquisition.

•
Real estate and infrastructure and asset investments are subject to various construction risks that could result in unanticipated delays or expenses or prevent the completion of construction once undertaken. These include, without limitation: (a) labor disputes, shortages of material and skilled labor, or work stoppages, (b) delays in construction caused by adverse weather conditions, materials delays, insufficient power sources or equipment failure, (c) less than optimal coordination with public utilities in the relocation of their facilities and (d) catastrophic events such as explosions, fires or terrorist attacks. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.

•
The operation of real estate and infrastructure and assets is exposed to potential unplanned interruptions caused by significant events, including natural disasters, terrorist attacks, war, pandemics and other severe public health events, as well as other uninsured or uninsurable risks. These risks could adversely impact the cash flows available from such assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual non-compliance.

•
The management of the business or operations of real estate and infrastructure assets may be contracted to a third-party management company unaffiliated with us. Although it may be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in our best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, including prohibitions against bribing of government officials, could have an adverse effect on the investment’s financial condition or results of operations or cause us serious reputational and legal harm. Investments may involve the subcontracting of design and construction activities in respect of projects, and, as a result, are subject to the risks that contractual provisions passing liabilities to a subcontractor are ineffective, a subcontractor fails to perform services which it has agreed to perform and a subcontractor becomes insolvent.

•
To the extent our real estate or infrastructure funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, including in connection with digital infrastructure investments, such land and property is often non-income
producing and will therefore be particularly exposed to a number of the risks outlined above.

In addition, real estate and infrastructure investments are subject to extensive laws and regulations, including the risk of changes thereto. In real estate, we have seen an increased focus toward rent regulation as a means to address residential affordability caused by undersupply of housing in certain markets in the U.S. and Europe. Such regulation has contributed to adverse operating performance in certain parts of our residential real estate portfolio, including by moderating rent growth in certain geographies and markets. With respect to infrastructure assets, services provided by such assets may be subject to rate regulations by government entities that determine or limit prices that may be charged. In addition, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates and thus reduce the profitability of such infrastructure investments. Infrastructure investments also often involve an ongoing commitment to municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes us to a higher level of regulatory control than typically imposed on other businesses and may require us to rely on complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Such licenses, concessions, leases or contracts may also be terminated for convenience without adequate compensation. Further, many of our funds’ infrastructure investments are in critical infrastructure sectors, such as transportation systems, energy and digital infrastructure, which are generally subject to heightened regulatory scrutiny at the time of investment and ongoing compliance requirements. Such requirements are likely to expand our compliance burdens, costs and enforcement risks.
Our real estate and infrastructure funds have in recent years substantially increased their exposure to digital infrastructure investments, which, in addition to being subject to many of the risks outlined above, are subject to additional risks. The increase in exposure to digital infrastructure has supported strong performance for our real estate and infrastructure funds. Such performance would be difficult to replicate if demand for digital infrastructure were substantially reduced, including as a result of economic slowdown, regulatory impediments or changes in the needs or strategies of a relatively small number of key customers on behalf of which our funds have undertaken development. Digital infrastructure demand is highly concentrated in a small number of large counterparties. Such concentration makes the value of digital infrastructure assets particularly susceptible to the risk of financial distress, consolidation or change in capital and expenditure trends of a single or small number of tenants. Digital infrastructure requires significant upfront and ongoing capital expenditure for land, power, construction and equipment, as well as access to reliable power sources, which may be constrained in key markets. An increase in the price of such inputs can increase build and operating costs and reduce the profitability of such investments. The inability to access sufficient power could constrain our ability to develop land acquired for digital infrastructure or to deliver the levels of power required by tenants, each of which could negatively impact the value of our funds’ investments. Given the long-term nature of many of the tenant leases at our funds’ digital infrastructure assets, a prolonged period of high interest rates could also negatively impact the valuation of such assets to the extent the contractual rent escalators in such leases are insufficient to offset increased costs. In addition, advancements in computing and AI Technologies, including efficiency improvements (without related increases in the adoption and development of such technologies), as well as technological changes that render existing data center designs less competitive or require significant redevelopment, could negatively impact demand for, and the valuation of, our digital infrastructure assets. The digital infrastructure sector is also highly competitive, with pressure from various data center operators and hyperscalers building their own facilities. In addition, digital infrastructure assets have recently faced and continue to face increasing opposition from local communities and organizations. These factors may make it more difficult to deploy additional capital and continue to grow our investments in the sector.
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

•
Life sciences and healthcare companies are subject to extensive regulation by the U.S. Food and Drug Administration, similar foreign regulatory authorities and, to a lesser extent, other federal and state agencies. If a company in which our funds are invested is unable to obtain regulatory approval for a product candidate, or a product candidate in which our funds are invested does not obtain regulatory approval, in a timely fashion or at all, including as a result of a delayed, hindered or abandoned clinical trial
s, the value of our fund’s investment would be adversely impacted.

•
To the extent our BXLS portfolio companies’ intellectual property positions are challenged, invalidated or circumvented, the value of BXLS’s investment or BXLS’ rights in a termination event may be impaired. The success of a life sciences investment depends in part on the ability of the biopharmaceutical or medical device companies to obtain and defend patent rights and other intellectual property rights that are important to the commercialization of such products. The patent positions of such companies often involve complex legal, scientific and factual questions, which can leave them open to challenge or interpretation.

•
The value of BXLS’
pre-commercial
investments is tied to the anticipated commercial success of the product being developed. In both the U.S. and foreign markets, the successful sale of a life sciences company’s product depends on the ability to obtain and maintain adequate coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. Governments and third-party payers continue to pursue aggressive initiatives to contain costs and manage drug utilization and are increasingly focused on the effectiveness, benefits and costs of similar treatments, which could result in lower reimbursement rates and narrower populations for whom the products will be reimbursed by third-party payers. In addition, U.S. regulatory agencies have implemented and may continue to implement substantial policy changes with respect to certain types of life sciences products. Such policy changes and any related legislation may create challenging market dynamics, including lower consumer demand, for certain products. This would make identifying new investments and realizing an appropriate return on investments more difficult for BXLS.

Hedge fund investments are subject to numerous additional risks.
Investments by our funds of hedge funds in other hedge funds, as well as investments by our credit-focused,
real estate debt and other hedge funds and similar products, are subject to numerous additional risks, including the following:

•	Certain of the funds in which we invest are newly established without any operating history or are managed by less established management companies or general partners.

•
Generally, the execution of third-party hedge funds’ investment strategies is subject to the sole discretion of the management company or the general partner of such funds. As a result, we do not have the ability to control the funds’ investment activities, including investment selection, any deviation from investment strategy, the liquidation of positions and the use of leverage, each of which may impact our ability to generate a successful return.

•
Hedge funds may engage in speculative trading strategies, including short selling. A fund may be subject to substantial losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the fund is otherwise unable to borrow securities that are necessary to hedge or cover its positions.

•
Hedge funds are exposed to counterparty risk, including that a counterparty may dispute and not settle a transaction in accordance with its terms and conditions, thus causing the fund to suffer a loss. Counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the fund has concentrated its transactions with a single or small group of counterparties. Moreover, the funds’ internal consideration of the creditworthiness of their counterparties may prove insufficient. The absence of a regulated market to facilitate settlement may increase the potential for losses.

•
Large financial institutions are dependent on one another to meet their liquidity or operational needs, such that a default by one may cause a series of defaults by the others. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the hedge funds interact on a daily basis.

•
The efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A hedge fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might not be able to acquire all components of the position, or the funds might not be able to make a needed adjustment to the overall position. As a result, the funds would not be able to achieve the desired market position, and might incur a loss in liquidating their position.

•
Hedge funds are subject to risks due to potential illiquidity of assets. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility and concentrated or difficult-to-transfer
trading positions. It may be impossible or costly for hedge funds to liquidate positions rapidly in order to meet margin calls or withdrawal requests, particularly if other market participants are seeking to dispose of similar assets, the relevant market is otherwise moving against a position or a trading halt or daily limit is imposed by an exchange. Any “gate” or similar limitation on withdrawals with respect to hedge funds may not be effective in mitigating illiquidity risk. Moreover, these risks may be exacerbated for our funds of hedge funds to the extent multiple funds in which they invest hold illiquid positions in the same issuer.

•
The prices of commodities, futures, options and other derivatives are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the hedge fund writes a call option. Price movements are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and governmental and geopolitical policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them and prevailing exchange rates. In addition, hedge funds’ assets are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets. As a result of their affiliation with us, our hedge funds may from time to time be restricted from trading in certain securities (e.g., publicly traded securities issued by our current or potential portfolio companies). This may limit their ability to acquire and/or subsequently dispose of certain investments. In addition, the use of leverage poses additional risks, including those described in “—Dependence on significant leverage in investments by our funds could adversely affect our ability to achieve attractive rates of return on those investments.”

We are reliant on third-party service providers for certain aspects of our business, and are subject to risks in using prime brokers, custodians, counterparties, administrators and other agents.
We are reliant on other
third-party
service providers for certain technology platforms that facilitate the continued operation of our business, including cloud-based
services. We generally have less control over the delivery of such third-party
services, and as a result, may face disruptions to our ability to operate our business as a result of interruptions of such services. In addition, a failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in economic and reputational harm to us. A prolonged global failure of cloud services provided to us could result in cascading systems failures. In addition, we may not be able to adapt our information systems and technology to accommodate our growth, or the cost of maintaining such systems may increase materially from its current level, which could have a material adverse effect on us.

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
In the event of a counterparty default, particularly a default by a major investment bank or a default by a counterparty to a significant number of our contracts, one or more of our funds may have outstanding trades that they cannot settle or are delayed in settling. As a result, these funds could incur material losses and the resulting market impact of a major counterparty default could harm our businesses, results of operations and financial condition. In addition, under certain local clearing and settlement regimes in Europe, we or our funds could be subject to settlement discipline fines. See “—Complex regulatory regimes and potential regulatory changes in jurisdictions outside the United States could adversely affect our business.”
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
Blackstone Securities Partners L.P. acts as an underwriter, syndicator or placement agent in securities offerings and, through affiliated entities, loan syndications. We may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities or indebtedness we purchased or placed as an underwriter, syndicator or placement agent at the anticipated price levels or at all. As an underwriter, syndicator or placement agent, we also may be subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite, syndicate or place.
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
These matters generally require the approval of a majority of the outstanding shares of common stock and Series I preferred stock, voting together as a single class. Furthermore, our certificate of incorporation provides that the holders of at least 66 2/3% of the voting power of the outstanding shares of common stock and Series I preferred stock may vote to require the Series II Preferred Stockholder to transfer its shares of Series II preferred stock to a successor Series II Preferred Stockholder designated by the holders of at least a majority of the voting power of the outstanding shares of common stock and Series I preferred stock.

Holders of our Series I preferred stock will collectively be entitled to a number of votes equal to the aggregate number of Blackstone Holdings Partnership Units held by the limited partners of the Blackstone Holdings Partnerships on the relevant record date and will vote together with holders of our common stock as a single class. As of February 20, 2026, Blackstone Partners L.L.C., an entity owned by the senior managing directors of Blackstone and controlled by Mr. Schwarzman, owned the only share of Series I preferred stock outstanding, representing approximately 37.5% of the total combined voting power of the common stock and Series I preferred stock, taken together.
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
Moreover, we are not required to file proxy statements or information statements under Section 14 of the Exchange Act except in circumstances where a vote of holders of our common stock is required under our certificate of incorporation or Delaware law. In addition, we will generally not be subject to the
“say-on-pay”
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
In addition, we have agreed to indemnify the Series II Preferred Stockholder and our former general partner and its controlling affiliates and any current or former officer or director of any of Blackstone or its subsidiaries, the Series II Preferred Stockholder or former general partner and certain other specified persons (collectively, the “Indemnitees”), to the fullest extent permitted by law, against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts incurred by an Indemnitee. We have agreed to provide this indemnification if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of Blackstone, and with respect to any alleged conduct resulting in a criminal proceeding against the Indemnitee, such person had no reasonable cause to believe that such person’s conduct was unlawful. We have also agreed to provide this indemnification for criminal proceedings.
The Series II Preferred Stockholder may transfer its interest in the sole share of Series II preferred stock which could materially alter our operations.
Without the approval of any other stockholder, the Series II Preferred Stockholder may transfer its sole outstanding share of Series II preferred stock to a third party with the approval of our board of directors and satisfaction of certain other requirements. Further, the members or other interest holders of the Series II Preferred Stockholder may sell or transfer all or part of their outstanding equity or other interests in the Series II Preferred

Stockholder at any time without our approval. A new holder of our Series II preferred stock or new controlling members of the Series II Preferred Stockholder may appoint directors to our board who have different objectives or a different philosophy for the management of our business, including the hiring and compensation of our investment professionals, from those of our current directors. If any of the foregoing were to occur, we could experience a material change in our operations which could adversely impact our business, results of operations and financial condition.
We intend to pay regular dividends to holders of our common stock, but our ability to do so may be limited by cash flow from operations and available liquidity, our holding company structure, applicable provisions of Delaware law and contractual restrictions.
Our intention is to pay to holders of common stock a quarterly dividend representing approximately 85% of Blackstone Inc.’s share of Distributable Earnings, subject to adjustment by amounts determined by Blackstone’s board of directors to be necessary or appropriate under our dividend policy. The foregoing is subject to the qualification that the declaration and payment of any dividends are at the sole discretion of our board of directors, and may change at any time, including, without limitation, to reduce such quarterly dividends or to eliminate such dividends entirely.
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

We have entered into tax receivable agreements with our senior managing directors and other pre-IPO
owners that provides for the payment by us to the counterparties of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to entering into the tax receivable agreements, including tax benefits attributable to payments under the tax receivable agreements. This payment obligation is an obligation of Blackstone Inc. and/or its wholly owned subsidiaries and not of Blackstone Holdings. As such, the cash distributions to public stockholders may vary from holders of Blackstone Holdings Partnership Units (held by Blackstone personnel and others) to the extent payments are made under the tax receivable agreements to selling holders of Blackstone Holdings Partnership Units. As the payments reflect actual tax savings received by Blackstone entities, there may be a timing difference between the tax savings received by Blackstone entities and the cash payments to selling holders of Blackstone Holdings Partnership Units. While the actual increase in tax basis, as well as the amount and timing of any payments under these agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of our common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the increases in the tax basis of the tangible and intangible assets of Blackstone Holdings, the payments that we may make under the tax receivable agreements will be substantial. The payments under a tax receivable agreement are not conditioned upon a tax receivable agreement counterparty’s continued ownership of us. We may need to incur debt to finance payments under the tax receivable agreements to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise.
Although we are not aware of any issue that would cause the IRS to challenge a tax basis increase, the tax receivable agreement counterparties will not reimburse us for any payments previously made under the tax receivable agreements. As a result, in certain circumstances payments to the counterparties under the tax receivable agreements could be in excess of our actual cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreements, will depend upon a number of factors, as discussed above, including the timing and amount of our future income.
If Blackstone Inc. were deemed an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An entity will generally be deemed to be an “investment company” for purposes of the 1940 Act if: (a) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, or (b) absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We hold ourselves out as engaging, and believe that we are engaged primarily in, the business of providing asset management and capital markets services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. Accordingly, we do not believe that Blackstone Inc. is an “orthodox” investment company as described in clause (a) in the first sentence of this paragraph. Furthermore, Blackstone Inc. does not have any material assets other than its general partner interests in the Blackstone Holdings Partnerships and its equity interests in certain wholly owned subsidiaries (which in turn have no material assets other than intercompany debt). These wholly owned subsidiaries are the sole general partners of the Blackstone Holdings Partnerships and are vested with all management and control over the Blackstone Holdings Partnerships. We do not believe these assets are investment securities. Moreover, because we believe that the capital interests of the general partners of our funds in their respective funds are neither securities nor investment securities, we believe that less than 40% of Blackstone Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. Accordingly, we do not believe Blackstone Inc. is an inadvertent investment company by virtue of the 40% test described in clause (b) in the first sentence of this paragraph. In addition, we believe Blackstone Inc. is not an investment company under Section 3(b)(1) of the 1940 Act because it is primarily engaged in a non-investment
company business.

The 1940 Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the 1940 Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. Accordingly, Blackstone Inc. conducts its operations so that it will not be deemed to be an investment company under the 1940 Act. If Blackstone Inc. were deemed to be an investment company under the 1940 Act, it would have to comply with rules thereunder, which could impose limitations on our capital structure, ability to transact business with affiliates and compensate key employees. This could make it impractical to continue our business as currently conducted, impair the agreements and arrangements between and among Blackstone Inc., Blackstone Holdings and our senior managing directors, or any combination thereof, and materially adversely affect our business, financial condition and results of operations.
Other anti-takeover provisions in our charter documents could delay or prevent a change in control.
In addition to the provisions described elsewhere relating to the Series II Preferred Stockholder’s control, other provisions in our certificate of incorporation and bylaws may discourage, delay or prevent a change in control or a merger or acquisition that a stockholder may consider favorable by, for example:

•	permitting our board of directors to issue one or more series of preferred stock,

•	providing for the loss of voting rights for the common stock,

•	requiring advance notice for stockholder proposals and nominations if they are ever permitted by applicable law,

•	placing limitations on convening stockholder meetings,

•	prohibiting stockholder action by written consent unless such action is consented to by the Series II Preferred Stockholder and

•	imposing super-majority voting requirements for certain amendments to our certificate of incorporation.
Risks Related to Our Common Stock
The price of our common stock may decline due to the large number of shares of common stock eligible for future sale and for exchange.
The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market in the future or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of common stock in the future at a time and at a price that we deem appropriate. In connection with our initial public offering, we entered into an exchange agreement with holders of Blackstone Holdings Partnership Units (other than Blackstone Inc.’s wholly owned subsidiaries) so that these holders, subject to vesting and minimum retained ownership requirements, transfer restrictions and other terms, may up to four times each year exchange their Blackstone Holdings Partnership Units for shares of Blackstone Inc. common stock on a one-for-one
basis We have entered into a registration rights agreement with such limited partners that requires us to register these shares of common stock under the Securities Act and we have filed registration statements that cover the delivery of common stock issued upon exchange of Blackstone Holdings Partnership Units. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence — Transactions with Related Persons — Registration Rights Agreement.” While the Blackstone Holdings partnership agreements and related agreements restrict the ability of Blackstone personnel to transfer Blackstone Holdings Partnership Units or Blackstone Inc. common stock and require that they maintain a minimum amount of equity ownership during their employ by us, these contractual provisions may lapse over time or be waived, modified or amended at any time. In addition, the Blackstone Holdings partnership agreements authorize Blackstone to issue an unlimited number of additional partnership securities with such designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the Blackstone Holdings Partnership Units, and which may be exchangeable for our shares of common stock.

We additionally have and may in the future grant deferred restricted shares of common stock and deferred restricted Blackstone Holdings Partnership Units to our non-senior
managing director professionals and senior managing directors under the Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (“2007 Equity Incentive Plan”). We have filed and intend to file additional registration statements on Form
S-8
under the Securities Act to register common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form
S-8
registration statement will automatically become effective upon filing. Moreover, we have filed a registration statement on Form
S-3
under the Securities Act to register common stock, among other securities, for future offerings. Accordingly, common stock registered under such registration statement will be available for sale in the open market.
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
We test our cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, we conduct annual “white hat” penetration tests to validate our security posture. We internally review our cybersecurity program and conduct a third-party review every two to three years to evaluate its effectiveness, in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, we engage in cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test our cybersecurity incident response processes. Our Chief Security Officer (the “CSO”) and members of senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events we experience are reviewed, discussed and incorporated into our cybersecurity incident response processes, as appropriate.
In addition
to our internal exercises to test aspects of our cybersecurity program, we periodically engage
independent third parties to analyze data on the interactions of users of our information technology resources, including employees, and conduct penetration tests and scanning exercises to assess the performance of our cybersecurity systems and processes.
We have a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation of non-routine
suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediation actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Legal and Compliance.
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

For a discussion of how risks from cybersecurity threats affect our business, see “—Item 1A. Risk Factors — Risks Related to Our Business — Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.” in this Annual Report on
Form 10-K.
Cybersecurity Governance
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
Our CTO is a Senior Managing Director and the head of BXTI. Our CTO has over 24 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Our CTO is responsible for all aspects of technology across Blackstone, advises our investment teams and acts as a resource to portfolio companies on technology-related matters.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone’s cybersecurity framework annually as well as on an event-driven basis, as necessary. The CSO and CTO also review the scope of our cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of our information and systems.
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
Our principal executive offices are located in leased office space at 345 Park Avenue, New York, New York. As of December 31, 2025, in addition to our offices in New York, we also leased offices in Hong Kong, London, Miami, Mumbai, Berkeley Heights, San Francisco, Singapore, Tokyo and other cities around the world. We consider these facilities to be suitable and adequate for the management and operations of our business.

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
The number of holders of record of our common stock as of February 20, 2026 was 54. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers. Blackstone Partners L.L.C. is the sole holder of the single share of Series I preferred stock outstanding and Blackstone Group Management L.L.C. is the sole holder of the single share of Series II preferred stock outstanding.
The following table sets forth the quarterly per share dividends earned for the periods indicated. Each quarter’s dividends are declared and paid in the following quarter.

	2025	2024
First Quarter	$0.93	$0.83
Second Quarter	1.03	0.82
Third Quarter	1.29	0.86
Fourth Quarter	1.49	1.44

	$4.74	$3.95

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
For Blackstone’s definition of Distributable Earnings, see “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Financial Measures and Indicators.”
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
Share Repurchases in the Fourth Quarter of 2025
The following table sets forth information regarding repurchases of shares of our common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Dollars in Thousands) (a)
Oct. 1 - Oct. 31, 2025	48,000	$148.81	48,000	$1,711,434
Nov. 1 - Nov. 30, 2025	152,000	$143.15	152,000	$1,689,675
Dec. 1 - Dec. 31, 2025	—	$—	—	$1,689,675

	200,000		200,000

(a)
On July 16, 2024, Blackstone’s board of directors authorized the repurchase of up to $2.0 billion of common stock and Blackstone Holdings Partnership Units. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See “—Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15. Earnings Per Share and Stockholders’ Equity — Share Repurchase Program” and “—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Share Repurchase Program” for further information regarding this repurchase program.

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
The following discussion and analysis should be read in conjunction with Blackstone Inc.’s consolidated financial statements and the related notes included within this Annual Report on
Form 10-K.
This section of this
Form 10-K
generally discusses 2025 and 2024 items and year to year comparisons between 2025 and 2024. For the discussion of 2024 compared to 2023, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Blackstone’s Annual Report on Form
10-K
for the year ended December 31, 2024, which specific discussion is incorporated herein by reference.
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
Most major equity markets appreciated in the fourth quarter of 2025, driven by positive economic data and accommodative central bank actions. The total return of the S&P 500 Index was 2.7% in the fourth quarter, led by the healthcare and telecommunications sectors, which gained 11.7% and 7.3%, respectively. The real estate and utilities sectors underperformed, declining 2.9% and 1.4%, respectively. Equity market volatility decreased, with the CBOE Volatility Index (VIX) declining 8.2% at the end of the fourth quarter compared to the third quarter. In credit markets, the S&P Leveraged Loan Index generated a total return of 1.2% and the ICE Bank of America High Yield Bond Index returned 1.3%. At the beginning of 2026, however, concerns regarding impact of artificial intelligence-driven disruption weighed on equity capital markets. By mid-February 2026,
the Dow Jones and S&P 500 Index had experienced declines for four out of five weeks, while the Nasdaq recorded its fifth straight negative week.
Capital markets activity levels in the U.S. expanded considerably in 2025, with U.S. initial public oﬀering volumes and announced merger and acquisition volumes up approximately 73% and 60%, respectively, compared to 2024. In particular, the fourth quarter saw a two-and-a-half
year-over-year increase in merger and acquisition and initial public oﬀerings activity. High-yield spreads tightened by 21 basis points in 2025, while issuance increased 16.8% year-over-year.

While the U.S. economy exhibited steady growth through most of 2025, the Bureau of Economic Analysis’ advance estimate of U.S. real GDP annualized growth was 1.4% in the fourth quarter. This was well below estimates, and the Bureau estimated, among other factors, that the U.S. government shutdown subtracted about 1.0% from such expected GDP growth. The labor market remained largely in balance, with an unemployment rate of 4.4% at year end, up moderately from 4.1% at year-end 2024. Inflation decreased over the course of 2025, with headline CPI of 2.7% in December 2025 compared to 3.0% in January 2025. The Federal Reserve decreased the federal funds target range three times in 2025 to
3.50-3.75%
by year end and held rates steady in January 2026, based on its view that inflation has remained above the target rate of 2%.
Outside of the U.S., most major central banks reduced interest rates in 2025 as inflation around the world continued to show signs of moderation. Inflation in the U.K. increased slightly to 3.4% in December 2025 compared to 3.0% in January 2025, but remained well below prior year peaks, and The Bank of England lowered its rate by 100 points over four reductions in 2025, ending the year at 3.75%. The European Central Bank lowered its deposit facility by 100 basis points during the year, with inflation in the Eurozone falling to 1.9% in December 2025 compared to 2.5% in January 2025. In China, the People’s Bank also lowered the required reserve ratio by 50 basis points in 2025 to 9%, continuing a rate-cutting cycle that began in 2021. By contrast, the Bank of Japan further increased its policy rate twice in 2025 to 0.75% by year end, the highest level since 1995.
An overall resilient economic backdrop, alongside moderating interest rates in several major economies, supported a gradual improvement in capital markets and transaction activity in the latter part of 2025. Uncertainty regarding the trajectory of inflation and interest rates in the U.S., continued geopolitical turbulence and concerns regarding the potential impact of artificial intelligence-related disruptions across a number of industries, however, have more recently adversely impacted investor sentiment and the market environment.
For additional information on the potential impact on each of our business segments of the conditions described above see “—Segment Analysis.”
Notable Transactions
On October 16, 2025, Blackstone entered into an amended and restated $4.325 billion revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility amends and restates Blackstone’s existing revolving credit facility to, among other things, extend the maturity date from December 15, 2028 to October 16, 2030 and increase the aggregate required minimum amount of fee generating assets under management. For additional information see Note 12. “Borrowings” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data.”
On November 3, 2025, Blackstone, through its subsidiary Blackstone Reg Finance Co. L.L.C., issued $600 million aggregate principal amount of 4.300% senior notes due November 3, 2030 (the “Registered 2030 Notes”), and $600 million aggregate principal amount of 4.950% senior notes due February 15, 2036 (the “Registered 2036 Notes”) and, together with the Registered 2030 Notes, (the “Registered Notes”), pursuant to a Registration Statement on Form
S-3.
Blackstone intends to use the net proceeds from the sale of the Registered Notes for general corporate purposes. For additional information, see Note 12. “Borrowings” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” and “—Liquidity and Capital Resources — Sources and Uses of Liquidity.”

Organizational Structure
The simplified diagram below depicts our current organizational structure. The diagram does not depict all of our subsidiaries, including intermediate holding companies through which certain of the subsidiaries depicted are held.

Key Financial Measures and Indicators
We manage our business using certain financial measures and key operating metrics since we believe these metrics measure the productivity of our investment activities. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See “—Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2. Summary of Significant Accounting Policies” and “—Critical Accounting Policies.” Our key
non-GAAP
financial measures and operating indicators and metrics are discussed below.
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
Taxes and Related Payables represent the total GAAP tax provision adjusted to include only the current tax provision (benefit) calculated on Income (Loss) Before Provision (Benefit) for Taxes and including the payable under the Tax Receivable Agreement. Further, the current tax provision utilized when calculating Taxes and Related Payables and Distributable Earnings reflects the benefit of deductions available to the company on certain expense items that are excluded from the underlying calculation of Segment Distributable Earnings and Total Segment Distributable Earnings, such as equity-based compensation charges and certain Transaction-Related and
Non-Recurring
Items where there is a current tax provision or benefit. The economic assumptions and methodologies that impact the implied income tax provision are the same as those methodologies and assumptions used in calculating the current income tax provision for Blackstone’s Consolidated Statements of Operations under GAAP, excluding the impact of divestitures and accrued tax contingency-related liabilities or refunds which are reflected when paid or received. The Payable under the Tax Receivable Agreement reflects the expected amount of tax savings generated in the period that parties to the Tax Receivable Agreement are entitled to receive in future periods. Management believes that including the amount payable under the Tax Receivable Agreement and utilizing the current income tax provision adjusted as described above when calculating Distributable Earnings is meaningful as it increases comparability between periods and more accurately reflects earnings that are available for distribution to stockholders.
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
Realized Performance Compensation reflects, pursuant to an ongoing compensation program, an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. For the year ended December 31, 2025, Realized Performance Compensation increased by an aggregate of $76.6 million and Fee Related Compensation decreased by a corresponding amount. For the year ended December 31, 2024, Realized Performance Compensation increased by an aggregate of $83.1 million and Fee

Related Compensation decreased by a corresponding amount. These changes to Realized Performance Compensation and Fee Related Compensation reduced Net Realizations, increased Fee Related Earnings and had a neutral impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings for the years ended December 31, 2025 and 2024.
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
“—Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues and Note 2. “Summary of Significant Accounting Policies — Equity Method Investments” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” for additional information on the calculation of Investments — Accrued Performance Allocations.
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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%

	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net	$8,075,601	$7,188,936	$6,671,260	$886,665	12%	$517,676	8%

Incentive Fees	978,202	964,178	695,171	14,024	1%	269,007	39%

Investment Income (Loss)
Performance Allocations
Realized	3,662,243	3,457,746	2,223,841	204,497	6%	1,233,905	55%
Unrealized	643,063	371,407	(1,691,668)	271,656	73%	2,063,075	n/m
Principal Investments
Realized	697,632	332,258	303,823	365,374	110%	28,435	9%
Unrealized	248,304	380,591	(603,154)	(132,287)	-35%	983,745	n/m

Total Investment Income	5,251,242	4,542,002	232,842	709,240	16%	4,309,160	n/m

Interest and Dividend Revenue	416,093	411,159	516,497	4,934	1%	(105,338)	-20%
Other	(270,873)	123,693	(92,929)	(394,566)	n/m	216,622	n/m

Total Revenues	14,450,265	13,229,968	8,022,841	1,220,297	9%	5,207,127	65%

Expenses
Compensation and Benefits
Compensation	3,671,193	3,048,229	2,785,447	622,964	20%	262,782	9%
Incentive Fee Compensation	274,902	373,586	281,067	(98,684)	-26%	92,519	33%
Performance Allocations Compensation
Realized	1,297,472	1,432,217	900,859	(134,745)	-9%	531,358	59%
Unrealized	376,962	140,021	(654,403)	236,941	169%	794,424	n/m

Total Compensation and Benefits	5,620,529	4,994,053	3,312,970	626,476	13%	1,681,083	51%
General, Administrative and Other	1,524,548	1,361,909	1,117,305	162,639	12%	244,604	22%
Interest Expense	508,314	443,688	431,868	64,626	15%	11,820	3%
Fund Expenses	49,216	19,676	118,987	29,540	150%	(99,311)	-83%

Total Expenses	7,702,607	6,819,326	4,981,130	883,281	13%	1,838,196	37%

Other Income (Loss)
Change in Tax Receivable Agreement Liability	6,591	(41,246)	(27,196)	47,837	n/m	(14,050)	52%
Net Gains (Losses) from Fund Investment Activities	417,397	90,084	(56,801)	327,313	363%	146,885	n/m

Total Other Income (Loss)	423,988	48,838	(83,997)	375,150	768%	132,835	n/m

Income Before Provision for Taxes	7,171,646	6,459,480	2,957,714	712,166	11%	3,501,766	118%
Provision for Taxes	1,125,023	1,021,671	513,461	103,352	10%	508,210	99%

Net Income	6,046,623	5,437,809	2,444,253	608,814	11%	2,993,556	122%
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	45,500	(61,289)	(245,518)	106,789	n/m	184,229	-75%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	660,568	473,826	224,155	186,742	39%	249,671	111%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	2,321,341	2,248,764	1,074,736	72,577	3%	1,174,028	109%

Net Income Attributable to Blackstone Inc.	$3,019,214	$2,776,508	$1,390,880	$242,706	9%	$1,385,628	100%

n/m Not meaningful.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues
Revenues were $14.5 billion for the year ended December 31, 2025, an increase of $1.2 billion, compared to $13.2 billion for the year ended December 31, 2024. The increase in Revenues was primarily attributable to increases of $886.7 million in Management and Advisory Fees, Net and $709.2 million in Investment Income (Loss).
Management and Advisory Fees, Net were $8.1 billion for the year ended December 31, 2025, an increase of $886.7 million, compared to $7.2 billion for the year ended December 31, 2024. The increase in Management and Advisory Fees, Net was primarily attributable to increases in our Private Equity and Credit & Insurance segments of $573.3 million and $347.8 million, respectively. The increase in our Private Equity segment was primarily attributable to an increase in Base Management Fees due to fee holiday expirations of BCP IX and BETP IV, an increase in
Fee-Earning
Assets Under Management in BXPE and BIP, and increased deal activity in BXCM. The increase in our Credit & Insurance segment was primarily attributable to an increase in Base Management Fees due to increased
Fee-Earning
Assets Under Management in private credit strategies.
Investment Income (Loss) was $5.3 billion for the year ended December 31, 2025, an increase of $709.2 million, compared to $4.5 billion for the year ended December 31, 2024. The increase in Investment Income (Loss) was primarily attributable to an increase of $569.9 million in Realized Investment Income. The increase in Realized Investment Income was primarily attributable to higher realized gains during the year ended December 31, 2025 compared to the year ended December 31, 2024. The principal driver of this increase was an increase of $406.7 million in our Credit & Insurance segment which was primarily attributable to the sale of Bistro, a portfolio visualization software platform developed by Blackstone, and the monetization of Blackstone’s stake in Resolution Life.
Expenses
Expenses were $7.7 billion for the year ended December 31, 2025, an increase of $883.3 million, compared to $6.8 billion for the year ended December 31, 2024. The increase was primarily attributable to an increase of $626.5 million in Total Compensation and Benefits, of which $623.0 million was an increase in Compensation. The increase in Compensation was primarily attributable to the increase in Management and Advisory Fees, Net, on which a portion of Compensation is based.
Other Income (Loss)
Other Income was $424.0 million for the year ended December 31, 2025, an increase of $375.2 million, compared to $48.8 million for the year ended December 31, 2024. The increase in Other Income was primarily attributable to an increase of $327.3 million in Net Gains from Fund Investment Activities.
The increase in Net Gains from Fund Investment Activities was primarily attributable to increases of $172.8 million in our Real Estate segment and $123.9 million in our Private Equity segment. The increase in our Real Estate segment was primarily attributable to net unrealized appreciation of investments in our consolidated funds in the year ended December 31, 2025 compared to net unrealized depreciation of investments in the year ended December 31, 2024. The increase in our Private Equity segment was primarily attributable to higher net unrealized appreciation of investments in our consolidated funds in the year ended December 31, 2025 compared to the year ended December 31, 2024.
Provision for Taxes
Blackstone’s Provision for Taxes for the year ended December 31, 2025 was $1.1 billion, an increase of $103.4 million, compared to $1.0 billion for the year ended December 31, 2024. This resulted in an effective tax rate of 15.7% and 15.8%, based on our Income Before Provision for Taxes of $7.2 billion and $6.5 billion for the years ended December 31, 2025 and 2024, respectively.

The decrease in Blackstone’s effective tax rate for the year ended December 31, 2025 compared to the year ended December 31, 2024 relates primarily to the impact of
Non-Controlling
Interests in Consolidated Entities and the deferred tax impact of Blackstone’s investment in its operating partnerships.
Additional information regarding our income taxes can be found in “—Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14. Income Taxes” of this filing.
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
For the years ended December 31, 2025 and 2024, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 37.6% and 38.5%, respectively. The decrease of 0.9% was primarily attributable to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.
The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.
Operating Metrics
Total and
Fee-Earning
Assets Under Management
The following graphs and tables summarize the Total Assets Under Management by Segment and
Fee-Earning
Assets Under Management by Segment, followed by a rollforward of activity for the years ended December 31, 2025, 2024 and 2023. For a description of how Total Assets Under Management and
Fee-Earning
Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Total and
Fee-Earning
Assets Under Management.”

Assets Under Management
(Dollars in Billions)
Total
$1,040.2
$336.9
$314.4
$312.7
$76.2
2023
$1,127.2
$315.4
$352.2
$375.5
$84.2
2024
$1,274.9
$319.3
$416.4
$443.0
$96.2
2025
Fee-Earning
$762.6
$298.9
$177.0
$218.2
$68.5
2023
$830.7
$278.9
$212.2
$264.6
$75.0
2024
$921.7
$279.4
$241.0
$315.6
$85.6
2025
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing

Note: Totals may not add due to rounding.

	Year Ended December 31,
	2025					2024
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$315,353,132	$352,168,635	$375,507,818	$84,150,411	$1,127,179,996	$336,940,096	$314,391,397	$312,674,037	$76,186,917	$1,040,192,447
Inflows (a)	25,526,691	68,140,673	132,134,874	13,582,909	239,385,147	27,941,070	41,285,126	91,200,162	11,032,279	171,458,637
Outflows (b)	(8,543,827)	(10,881,149)	(20,385,059)	(7,316,009)	(47,126,044)	(24,543,453)	(7,225,733)	(6,347,592)	(9,687,779)	(47,804,557)

Net Inflows	16,982,864	57,259,524	111,749,815	6,266,900	192,259,103	3,397,617	34,059,393	84,852,570	1,344,500	123,654,080
Realizations (c)	(25,550,971)	(33,878,269)	(62,408,320)	(3,713,189)	(125,550,749)	(22,164,223)	(28,930,508)	(33,319,081)	(2,728,668)	(87,142,480)
Market Activity (d)(g)	12,557,850	40,873,266	18,102,293	9,509,475	81,042,884	(2,820,358)	32,648,353	11,300,292	9,347,662	50,475,949

Balance, End of Period (e)	$319,342,875	$416,423,156	$442,951,606	$96,213,597	$1,274,931,234	$315,353,132	$352,168,635	$375,507,818	$84,150,411	$1,127,179,996

Increase (Decrease)	$3,989,743	$64,254,521	$67,443,788	$12,063,186	$147,751,238	$(21,586,964)	$37,777,238	$62,833,781	$7,963,494	$86,987,549
Increase (Decrease)	1%	18%	18%	14%	13%	-6%	12%	20%	10%	8%

	Year Ended December 31,
	2023
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total

	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$326,146,904	$299,850,659	$273,746,559	$74,928,955	$974,673,077
Inflows (a)	53,922,506	23,986,567	62,132,619	8,476,721	148,518,413
Outflows (b)	(15,642,086)	(3,085,261)	(16,132,113)	(10,858,518)	(45,717,978)

Net Inflows (Outflows)	38,280,420	20,901,306	46,000,506	(2,381,797)	102,800,435
Realizations (c)	(18,744,078)	(24,426,644)	(20,080,725)	(2,439,392)	(65,690,839)
Market Activity (d)(g)	(8,743,150)	18,066,076	13,007,697	6,079,151	28,409,774

Balance, End of Period (e)	$336,940,096	$314,391,397	$312,674,037	$76,186,917	$1,040,192,447

Increase	$10,793,192	$14,540,738	$38,927,478	$1,257,962	$65,519,370
Increase	3%	5%	14%	2%	7%

	Year Ended December 31,
	2025					2024
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$278,914,938	$212,182,896	$264,617,560	$74,993,209	$830,708,603	$298,889,475	$176,997,265	$218,188,936	$68,532,226	$762,607,902
Inflows (a)	23,254,718	40,165,992	91,520,537	12,050,975	166,992,222	28,674,456	46,270,186	71,529,783	8,957,656	155,432,081
Outflows (b)	(7,538,536)	(8,600,986)	(16,998,063)	(6,734,396)	(39,871,981)	(23,207,214)	(7,997,715)	(6,391,518)	(8,768,766)	(46,365,213)

Net Inflows	15,716,182	31,565,006	74,522,474	5,316,579	127,120,241	5,467,242	38,272,471	65,138,265	188,890	109,066,868
Realizations (c)	(23,513,152)	(15,938,130)	(33,745,202)	(3,363,748)	(76,560,232)	(23,409,231)	(9,408,638)	(23,840,463)	(2,505,119)	(59,163,451)
Market Activity (d)(h)	8,309,180	13,149,286	10,245,751	8,701,625	40,405,842	(2,032,548)	6,321,798	5,130,822	8,777,212	18,197,284

Balance, End of Period (e)	$279,427,148	$240,959,058	$315,640,583	$85,647,665	$921,674,454	$278,914,938	$212,182,896	$264,617,560	$74,993,209	$830,708,603

Increase (Decrease)	$512,210	$28,776,162	$51,023,023	$10,654,456	$90,965,851	$(19,974,537)	$35,185,631	$46,428,624	$6,460,983	$68,100,701
Increase (Decrease)	—	14%	19%	14%	11%	-7%	20%	21%	9%	9%
Annualized Base Management Fee Rate (f)	0.94%	1.07%	0.66%	0.66%	0.86%	0.93%	1.04%	0.65%	0.66%	0.85%

	Year Ended December 31,
	2023
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total

	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$281,967,153	$175,990,967	$192,535,693	$67,893,075	$718,386,888
Inflows (a)	60,404,380	8,501,835	42,750,955	7,694,930	119,352,100
Outflows (b)	(18,176,929)	(737,831)	(12,485,948)	(10,461,779)	(41,862,487)

Net Inflows (Outflows)	42,227,451	7,764,004	30,265,007	(2,766,849)	77,489,613
Realizations (c)	(20,266,342)	(9,767,895)	(13,242,327)	(2,324,408)	(45,600,972)
Market Activity (d)(h)	(5,038,787)	3,010,189	8,630,563	5,730,408	12,332,373

Balance, End of Period (e)	$298,889,475	$176,997,265	$218,188,936	$68,532,226	$762,607,902

Increase	$16,922,322	$1,006,298	$25,653,243	$639,151	$44,221,014
Increase	6%	1%	13%	1%	6%
Annualized Base Management Fee Rate (f)	0.97%	1.09%	0.64%	0.69%	0.88%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)
Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s
Fee-Earning
Assets Under Management in the reporting period.

(g)
For the year ended December 31, 2025, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $7.8 billion, $3.2 billion, $2.9 billion, $182.6 million, and $14.1 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the year ended December 31, 2024, the impact was $(4.7) billion, $(1.3) billion, $(1.2) billion, $(652.0) million, and $(7.8) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the year ended December 31, 2023, the impact was $2.2 billion, $1.1 billion, $1.1 billion, $232.1 million and $4.6 billion for the Real Estate, Private Equity, Credit & Insurance and Total segments, respectively.

(h)
For the year ended December 31, 2025, the impact to
Fee-Earning
Assets Under Management due to foreign exchange rate fluctuations was $6.1 billion, $586.9 million, $2.9 billion, $178.3 million, and $9.7 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the year ended December 31, 2024, the impact was $(3.0) billion, $(278.0) million, $(1.1) billion, $(651.2) million, and $(5.1) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the year ended December 31, 2023, the impact was $1.6 billion, $110.2 million, $1.0 billion, $223.5 million and $3.0 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

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

Total Assets Under Management
Total Assets Under Management were $1,274.9 billion at December 31, 2025, an increase of $147.8 billion compared to $1,127.2 billion at December 31, 2024. The net increase was due to:

•
In our Real Estate segment, an increase of $4.0 billion from $315.4 billion at December 31, 2024 to $319.3 billion at December 31, 2025. The net increase was due to inflows of $25.5 billion and market appreciation of $12.6 billion, offset by realizations of $25.6 billion and outflows of $8.5 billion.

o	Inflows were driven by $9.2 billion from BREDS, $7.2 billion from BREIT, $3.6 billion from BPP and co-investment and $2.8 billion from BREP.
o
Market appreciation was driven by appreciation of $4.3 billion from BREDS (which reflected $179.2 million of foreign exchange appreciation), $4.0 billion from BREIT (which reflected $270.6 million of foreign exchange appreciation) and $3.1 billion from BREP (which reflected $3.6 billion of foreign exchange appreciation).

o	Realizations were driven by $10.5 billion from BREDS, $7.3 billion from BREP and $4.7 billion from BREIT.
o	Outflows were driven by $6.2 billion from BREIT.

•
In our Private Equity segment, an increase of $64.3 billion from $352.2 billion at December 31, 2024 to $416.4 billion at December 31, 2025. The net increase was due to inflows of $68.1 billion and market appreciation of $40.9 billion, offset by realizations of $33.9 billion and outflows of $10.9 billion.

o	Inflows were driven by $19.6 billion from Secondaries, $18.6 billion from Corporate Private Equity, $13.3 billion from Infrastructure and $8.2 billion from BXPE.
o
Market appreciation was driven by appreciation of $15.8 billion from Corporate Private Equity (which reflected $1.7 billion of foreign exchange appreciation), $12.1 billion from Infrastructure (which reflected $1.0 billion of foreign exchange appreciation) and $6.9 billion from Secondaries (which reflected $52.0 million of foreign exchange depreciation).

o	Realizations were driven by $13.8 billion from Corporate Private Equity, $9.9 billion from Secondaries and $5.3 billion from Tactical Opportunities.
o	Outflows were driven by $4.5 billion from Secondaries, $2.6 billion from Corporate Private Equity and $1.1 billion from Infrastructure.

•
In our Credit & Insurance segment, an increase of $67.4 billion from $375.5 billion at December 31, 2024 to $443.0 billion at December 31, 2025. The net increase was due to inflows of $132.1 billion and market appreciation of $18.1 billion, offset by realizations of $62.4 billion and outflows of $20.4 billion.

o	Inflows were driven by $62.1 billion from private corporate credit, $36.0 billion from infrastructure and asset based credit and $22.4 billion from liquid corporate credit.
o
Market appreciation was driven by appreciation of $7.4 billion from private corporate credit (which reflected $979.3 million of foreign exchange appreciation), $4.2 billion from liquid corporate credit (which reflected $2.0 billion of foreign exchange appreciation) and $3.6 billion from infrastructure and asset based credit (which reflected $13.5 million of foreign exchange appreciation).

o	Realizations were driven by $29.2 billion from private corporate credit, $14.7 billion from infrastructure and asset based credit and $11.5 billion from our insurance platform.
o	Outflows were driven by $10.0 billion from private corporate credit and $9.9 billion from liquid corporate credit.

•
In our Multi-Asset Investing segment, an increase of $12.1 billion from $84.2 billion at December 31, 2024 to $96.2 billion at December 31, 2025. The net increase was due to inflows of $13.6 billion and market appreciation of $9.5 billion, offset by outflows of $7.3 billion and realizations of $3.7 billion.

o	Inflows were driven by $8.9 billion from Absolute Return, $2.1 billion from Multi-Strategy and $1.9 billion from Total Portfolio Management.
o	Market appreciation was driven by $6.5 billion from Absolute Return (which reflected $267.0 million of foreign exchange appreciation).
o	Outflows were driven by $6.0 billion from Absolute Return.
o	Realizations were driven by $1.6 billion from Multi-Strategy and $1.2 billion from Absolute Return.
Fee-Earning
Assets Under Management
Fee-Earning
Assets Under Management were $921.7 billion at December 31, 2025, an increase of $91.0 billion compared to $830.7 billion at December 31, 2024. The net increase was due to:

•
In our Real Estate segment, an increase of $512.2 million from $278.9 billion at December 31, 2024 to $279.4 billion at December 31, 2025. The net increase was due to inflows of $23.3 billion and market appreciation of $8.3 billion, offset by realizations of $23.5 billion and outflows of $7.5 billion.

o	Inflows were driven by $8.1 billion from BREDS, $7.2 billion from BREIT, $2.7 billion from BPP and co-investment and $2.5 billion from BREP.
o
Market appreciation was driven by appreciation of $4.0 billion from BREIT (which reflected $270.6 million of foreign exchange appreciation), $2.0 billion from BREP (which reflected $2.0 billion of foreign exchange appreciation) and $1.1 billion from BREDS (which reflected $136.9 million of foreign exchange appreciation).

o	Realizations were driven by $12.1 billion from BREDS, $4.7 billion from BREIT, $3.8 billion from BREP and $2.5 billion from BPP and co-investment.
o	Outflows were driven by $6.2 billion from BREIT.

•
In our Private Equity segment, an increase of $28.8 billion from $212.2 billion at December 31, 2024 to $241.0 billion at December 31, 2025. The net increase was due to inflows of $40.2 billion and market appreciation of $13.1 billion, offset by realizations of $15.9 billion and outflows of $8.6 billion.

o
Inflows were driven by $10.6 billion from Infrastructure, $8.0 billion from BXPE, $7.1 billion from Corporate Private Equity, $5.2 billion from BXLS, $4.2 billion from BXG and $3.4 billion from Secondaries.

o
Market appreciation was driven by appreciation of $9.5 billion from Infrastructure (which reflected $586.4 million of foreign exchange appreciation), $2.4 billion from BXPE and $1.2 billion from Secondaries.

o	Realizations were driven by $6.3 billion from Corporate Private Equity, $4.2 billion from Secondaries, $2.4 billion from Tactical Opportunities and $1.8 billion from Infrastructure.
o	Outflows were driven by $3.0 billion from Secondaries, $1.6 billion from BXLS and $1.5 billion from Tactical Opportunities.

•
In our Credit & Insurance segment, an increase of $51.0 billion from $264.6 billion at December 31, 2024 to $315.6 billion at December 31, 2025. The net increase was due to inflows of $91.5 billion and market appreciation of $10.2 billion, offset by realizations of $33.7 billion and outflows of $17.0 billion.

o	Inflows were driven by $31.6 billion from private corporate credit, $24.6 billion from infrastructure and asset based credit and $23.8 billion from liquid corporate credit.
o
Market appreciation was driven by appreciation of $5.0 billion from private corporate credit (which reflected $950.0 million of foreign exchange appreciation), $3.8 billion from liquid corporate credit (which reflected $1.9 billion of foreign exchange appreciation) and $1.2 billion from infrastructure and asset based credit (which reflected $35.5 million of foreign exchange appreciation).

o	Realizations were driven by $13.6 billion from infrastructure and asset based credit, $12.9 billion from private corporate credit and $7.0 billion from liquid corporate credit.
o	Outflows were driven by $9.3 billion from liquid corporate credit and $7.9 billion from private corporate credit.

•
In our Multi-Asset Investing segment, an increase of $10.7 billion from $75.0 billion at December 31, 2024 to $85.6 billion at December 31, 2025. The net increase was due to inflows of $12.1 billion and market appreciation of $8.7 billion, offset by outflows of $6.7 billion and realizations of $3.4 billion.

o	Inflows were driven by $8.1 billion from Absolute Return, $2.3 billion from Multi-Strategy and $1.0 billion from Total Portfolio Management.
o	Market appreciation was driven by $6.1 billion from Absolute Return (which reflected $267.0 million of foreign exchange appreciation).
o	Outflows were driven by $5.7 billion from Absolute Return.
o	Realizations were driven by $1.6 billion from Multi-Strategy and $1.1 billion from Absolute Return.

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

Net Accrued Performance Revenues
The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of December 31, 2025 and 2024. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 18. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. See
“—Non-GAAP
Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	December 31,
	2025	2024

	(Dollars in Millions)
Real Estate
BREP Global	$530	$892
BREP Europe	44	126
BREP Asia	94	98
BPP	75	42
BREDS	32	27

Total Real Estate (a)	775	1,186

Private Equity
BCP Global	2,044	1,733
BCP Asia	289	334
Energy/Energy Transition	646	568
Core Private Equity	287	247
Tactical Opportunities	225	201
Secondaries	1,141	1,072
Infrastructure	554	84
Life Sciences	216	197
BTAS/BXPE	246	229

Total Private Equity (a)	5,648	4,665

Credit & Insurance	286	401

Multi-Asset Investing	33	30

Total Blackstone Net Accrued Performance Revenues	$6,743	$6,281

Note:  Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.
For the year ended December 31, 2025, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $3.6 billion, partially offset by net realized distributions of $3.1 billion.

Invested Performance Eligible Assets Under Management
The following presents our Invested Performance Eligible Assets Under Management as of December 31 of each year:

Note:  Totals may not add due to rounding.

Perpetual Capital
The following presents our Perpetual Capital Total Assets Under Management as of December 31 of each year:

Note:  Totals may not add due to rounding.
(a)
Perpetual Capital Total Assets Under Management for the Multi-Asset Investing segment was zero for the year ended December 31, 2023, $247.1 million for the year ended December 31, 2024, and $582.2 million for the year ended December 31, 2025.

Perpetual Capital Total Assets Under Management were $523.6 billion as of December 31, 2025, an increase of $78.8 billion, compared to $444.8 billion as of December 31, 2024. Perpetual Capital Total Assets Under Management in our Credit & Insurance and Private Equity segments increased by $43.7 billion and $29.4 billion, respectively. Principal drivers of the increases were:

•	In our Credit & Insurance segment, growth in insurance capital managed in the segment and BCRED resulted in increases of $21.7 billion and $13.3 billion, respectively.
•	In our Private Equity segment, growth in Infrastructure and BXPE resulted in increases of $21.8 billion and $12.7 billion, respectively.

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
The following tables present the investment record of our significant and formerly significant carry/drawdown funds and select perpetual capital strategies from inception through December 31, 2025:

Carry/Drawdown Funds

Fund (Investment Period	Committed	Available	Unrealized Investments	Realized Investments	Total Investments	Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$140,714	$—	$—	n/a	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	—	n/a	—	4,684,608	1.7x	4,684,608	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	2,331	n/a	—	13,468,476	2.3x	13,470,807	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,122	—	1,747	n/a	—	27,764,962	2.5x	27,766,709	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,506,816	896,934	1,324,159	0.5x	—	29,057,157	2.2x	30,381,316	1.9x	17%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,644,918	1,311,808	9,393,336	1.2x	4%	23,891,973	2.3x	33,285,309	1.8x	23%	11%
BREP IX (Jun 2019 / Aug 2022)	21,365,328	3,013,563	18,574,894	1.1x	1%	11,579,516	2.0x	30,154,410	1.4x	35%	6%
*BREP X (Aug 2022 / Feb 2028)	30,667,106	18,386,583	15,584,353	1.3x	1%	1,810,148	1.4x	17,394,501	1.3x	13%	10%

Total Global BREP	$104,224,871	$23,608,888	$44,880,820	1.1x	2%	$119,791,758	2.2x	$164,672,578	1.8x	17%	14%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	n/a	—	€1,373,170	2.1x	€1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,420	385,712	8,469	0.1x	—	5,980,277	2.1x	5,988,746	2.0x	14%	13%
BREP Europe IV (Sep 2013 / Dec 2016)	6,676,604	1,045,677	812,529	0.7x	—	10,336,480	1.9x	11,149,009	1.7x	16%	11%
BREP Europe V (Dec 2016 / Oct 2019)	7,997,175	763,392	3,942,707	0.7x	—	6,762,819	3.8x	10,705,526	1.5x	41%	5%
BREP Europe VI (Oct 2019 / Sep 2023)	9,940,863	2,765,196	6,697,970	1.0x	5%	3,970,669	2.4x	10,668,639	1.3x	62%	4%
*BREP Europe VII (Sep 2023 / Mar 2029)	9,783,505	6,226,849	4,048,162	1.2x	—	54,974	1.1x	4,103,136	1.2x	n/	m	13%

Total BREP Europe	€40,057,487	€11,186,826	€15,509,837	0.9x	2%	€31,061,421	2.2x	€46,571,258	1.5x	16%	9%

continued...

Carry/Drawdown Funds continued

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,262,075	$899,226	$1,333,832	1.7x	53%	$7,636,566	2.0x	$8,970,398	1.9x	15%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,359,503	1,208,240	5,663,414	1.2x	26%	3,040,279	1.6x	8,703,693	1.3x	12%	4%
*BREP Asia III (Mar 2022 / Sep 2027)	8,227,683	4,424,359	4,506,438	1.2x	3%	161,351	1.7x	4,667,789	1.2x	41%	4%

Total BREP Asia	19,849,261	6,531,825	11,503,684	1.3x	20%	10,838,196	1.8x	22,341,880	1.5x	15%	8%
BREP Co-Investment (f)	7,789,658	143,551	1,097,386	1.4x	—	15,314,021	2.2x	16,411,407	2.1x	16%	16%

Total BREP	$178,548,617	$43,424,309	$74,923,772	1.1x	5%	$183,872,026	2.2x	$258,795,798	1.7x	16%	13%

*BREDS High-Yield (Various) (g)	$27,606,102	$9,596,082	$4,313,482	1.1x	—	$24,866,679	1.3x	$29,180,161	1.3x	11%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	n/a	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,268,627	2.5x	3,268,627	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,228,707	2.3x	9,228,707	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	—	—	n/a	—	2,995,106	1.4x	2,995,106	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,773,182	—	—	n/a	—	21,720,334	2.9x	21,720,334	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	982,018	—	n/a	—	38,870,191	1.9x	38,870,191	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,195,162	1,340,945	3,008,679	3.1x	23%	30,023,272	2.2x	33,031,951	2.2x	13%	12%
BCP VII (May 2016 / Feb 2020)	18,878,473	1,314,707	15,920,703	1.6x	24%	22,962,054	2.6x	38,882,757	2.1x	23%	12%
BCP VIII (Feb 2020 / Apr 2024)	25,891,216	5,827,331	29,175,489	1.5x	24%	6,978,010	2.2x	36,153,499	1.6x	27%	11%
*BCP IX (Apr 2024 / Apr 2030)	21,679,699	20,438,631	2,495,883	2.7x	—	—	n/a	2,495,883	2.7x	n/a	n/m
Energy I (Aug 2011 / Feb 2015)	2,441,558	177,091	373,586	2.1x	100%	4,473,204	2.0x	4,846,790	2.0x	13%	12%
Energy II (Feb 2015 / Feb 2020)	4,928,860	781,327	3,220,608	1.9x	68%	5,376,212	1.8x	8,596,820	1.8x	9%	8%
Energy III (Feb 2020 / Jun 2024)	4,393,256	1,804,027	5,491,714	2.2x	22%	3,606,324	2.6x	9,098,038	2.4x	34%	27%
*Energy Transition IV (Jun 2024 / Jun 2030)	5,835,515	3,115,433	4,435,071	1.6x	—	2,519	n/a	4,437,590	1.6x	n/a	n/m
BCP Asia I (Dec 2017 / Sep 2021)	2,437,080	417,510	2,310,979	2.0x	60%	2,958,668	3.0x	5,269,647	2.4x	42%	21%
*BCP Asia II (Sep 2021 / Sep 2027)	6,793,697	3,820,598	5,299,447	1.9x	15%	961,374	3.6x	6,260,821	2.0x	116%	30%
BCP Asia III (TBD)	10,283,637	10,283,637	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,760,130	1,189,022	6,857,365	2.1x	—	4,163,377	3.6x	11,020,742	2.5x	32%	15%
*Core Private Equity II (Mar 2021 / Mar 2026) (h)	8,231,063	5,197,659	5,634,160	1.6x	—	751,706	n/a	6,385,866	1.8x	n/a	16%

Total Corporate Private Equity	$167,856,573	$56,689,936	$84,223,684	1.7x	21%	$160,081,423	2.3x	$244,305,107	2.0x	16%	15%

continued...

Carry/Drawdown Funds continued

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$33,171,632	$14,054,016	$13,677,512	1.2x	3%	$29,518,254	1.8x	$43,195,766	1.6x	15%	10%
*Tactical Opportunities Co-Investment and Other (Various)	10,719,217	1,225,389	6,260,728	1.3x	2%	11,586,128	1.8x	17,846,856	1.6x	18%	16%

Total Tactical Opportunities	$43,890,849	$15,279,405	$19,938,240	1.3x	3%	$41,104,382	1.8x	$61,042,622	1.6x	16%	11%

Growth
BXG I (Jul 2020 / Feb 2025)	$4,963,268	$333,002	$4,779,253	1.1x	1%	$655,662	2.4x	$5,434,915	1.2x	n/m	1%
*BXG II (Feb 2025 / Feb 2030)	4,589,980	4,589,980	96,903	n/m	—	7,369	n/m	104,272	n/m	n/m	n/m

Total Growth	$9,553,248	$4,922,982	$4,876,156	1.1x	1%	$663,031	2.4x	$5,539,187	1.2x	n/m	1%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$11,035,527	$9,572	$2,154	n/a	—	$16,796,758	n/a	$16,798,912	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,772	384,275	495,135	n/a	—	4,593,629	n/a	5,088,764	1.7x	n/a	13%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,613,449	2,550,415	n/a	—	8,313,341	n/a	10,863,756	1.9x	n/a	15%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	522,909	1,396,595	n/a	—	1,287,984	n/a	2,684,579	1.9x	n/a	15%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	3,459,321	7,260,437	n/a	—	8,078,676	n/a	15,339,113	1.8x	n/a	19%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	7,055,591	1,199,023	2,575,807	n/a	—	2,797,785	n/a	5,373,592	1.4x	n/a	10%
Strategic Partners Infrastructure III (Jun 2020 / Jun 2024) (i)	3,250,100	770,107	2,688,722	n/a	—	677,888	n/a	3,366,610	1.6x	n/a	17%
*Strategic Partners IX (Oct 2021 / Jan 2027) (i)	19,692,625	1,854,423	16,644,858	n/a	—	1,307,669	n/a	17,952,527	1.5x	n/a	19%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)	2,095,211	485,189	1,204,116	n/a	—	27,124	n/a	1,231,240	1.1x	n/a	—
*Strategic Partners Infrastructure IV (Jul 2024 / Sep 2029) (i)	4,837,949	3,959,714	114,527	n/a	—	—	n/a	114,527	n/m	n/a	n/m

Total Strategic Partners (Secondaries)	$72,333,152	$14,257,982	$34,932,766	n/a	—	$43,880,854	n/a	$78,813,620	1.6x	n/a	14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$910,000	$45,070	$620,911	2.1x	—	$691,143	1.5x	$1,312,054	1.7x	8%	9%
BXLS V (Jan 2020 / Mar 2025)	5,035,495	2,415,358	4,872,632	1.9x	1%	1,624,693	2.0x	6,497,325	1.9x	16%	18%

continued...

Carry/Drawdown Funds continued

Fund (Investment Period	Committed	Available	Unrealized Investments			Realized Investments		Total Investments		Net IRRs (d)
Beginning Date / Ending Date) (a)	Capital	Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$—	$—	n/a	—	$4,809,113	1.6x	$4,809,113	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	993,260	65,047	0.6x	—	6,686,891	1.4x	6,751,938	1.4x	n/a	9%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,079,116	1,014,069	0.7x	21%	9,703,429	1.7x	10,717,498	1.5x	n/a	11%
Mezzanine / Opportunistic IV (Jan 2021 / Aug 2025)	5,016,771	1,268,274	3,494,143	1.2x	—	3,594,812	1.5x	7,088,955	1.3x	n/a	13%
*Mezzanine / Opportunistic V (Aug 2025 / Aug 2029)	5,930,213	5,361,992	574,609	1.0x	—	12,870	1.1x	587,479	1.0x	n/a	n/m

Total Mezzanine / Opportunistic	23,706,117	8,702,642	5,147,868	1.0x	4%	24,807,115	1.6x	29,954,983	1.4x	n/a	13%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	15,431	—	—	5,554,145	1.2x	5,569,576	1.1x	n/a	1%
Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	1,071,090	1,231,450	0.7x	—	5,750,768	1.6x	6,982,218	1.3x	n/a	10%

Total Stressed / Distressed	15,734,523	1,618,520	1,246,881	0.6x	—	17,082,011	1.3x	18,328,892	1.2x	n/a	7%
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€65,688	€151,535	0.3x	—	€2,997,688	1.3x	€3,149,223	1.1x	n/a	1%
European Senior Debt II (Jun 2019 / Jun 2023) (j)	4,088,344	861,645	2,389,870	0.9x	—	4,594,698	1.7x	6,984,568	1.3x	n/a	8%

Total European Senior Debt	€6,053,033	€927,333	€2,541,405	0.8x	—	€7,592,386	1.5x	€10,133,791	1.2x	n/a	6%
Energy I (Nov 2015 / Nov 2018)	$2,856,867	$1,154,819	$177,527	0.9x	—	$3,436,589	1.6x	$3,614,116	1.5x	n/a	10%
Energy II (Feb 2019 / Jun 2023)	3,616,081	1,464,279	550,116	1.0x	—	3,341,419	1.4x	3,891,535	1.3x	n/a	15%
*Energy III (May 2023 / May 2028)	6,477,000	4,158,379	2,673,920	1.1x	—	2,538,948	1.1x	5,212,868	1.1x	n/a	14%

Total Energy	12,949,948	6,777,477	3,401,563	1.1x	—	9,316,956	1.4x	12,718,519	1.3x	n/a	12%
Senior Direct Lending I (Dec 2023 / Dec 2025) (k)	2,057,661	395,774	2,684,803	1.1x	—	134,936	1.1x	2,819,739	1.1x	n/a	10%

Total Credit Drawdown Funds (l)	$61,353,908	$18,583,518	$15,465,867	0.9x	1%	$60,399,072	1.5x	$75,864,939	1.3x	n/a	10%

Select Perpetual Capital Strategies (m)

Strategy (Inception Year) (a)	Investment Strategy	Total Assets Under Management	Total Net Return (n)

	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP—Blackstone Property Partners Platform (2013) (o)	Core+ Real Estate	$62,170,019	3%
BREIT—Blackstone Real Estate Income Trust (2017) (p)	Core+ Real Estate	54,287,711	9%
BREIT—Class I (q)	Core+ Real Estate		9%
BXMT—Blackstone Mortgage Trust (2013) (r)	Real Estate Debt	6,147,847	7%
Private Equity
BXGP—Blackstone GP Stakes (2014) (s)	Minority GP Interests	10,309,849	13%
BIP—Blackstone Infrastructure Partners (2019) (t)	Infrastructure	62,494,036	18%
BXPE—Blackstone Private Equity Strategies Fund Program (2024) (u)	Private Equity	18,022,298	17%
BXPE—Class I (v)	Private Equity		17%
Credit
BXSL—Blackstone Secured Lending Fund (2018) (w)	U.S. Direct Lending	16,591,137	11%
BCRED—Blackstone Private Credit Fund (2021) (x)	U.S. Direct Lending	89,600,114	10%
BCRED—Class I (y)	U.S. Direct Lending		10%
ECRED—Blackstone European Credit Fund (2022) (z)	European Direct Lending	€4,213,467	9%
ECRED—Class I (aa)	European Direct Lending		10%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	For the carry/drawdown funds only, represents funds that are in their investment period as of December 31, 2025.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)
Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to December 31, 2025 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(j)
European Senior Debt II IRR represents the blended return across the commingled levered and unlevered funds within the strategy. Total net returns were 12% and 7%, respectively, for the levered and unlevered funds of the strategy.

(k)
Senior Direct Lending I IRR represents the blended return across the commingled levered and unlevered funds within the strategy. Total net returns were 11% and 8%, respectively, for the levered and unlevered funds of the strategy.

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

(n)
Unless otherwise indicated, Total Net Return represents the annualized inception to December 31, 2025 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(o)
BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 fund, co-investment
and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of December 31, 2025, these vehicles represented $4.4 billion of Total Assets Under Management.

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

(s)
Blackstone GP Stakes (“BXGP”) represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the Secondaries—GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. As of December 31, 2025, including vehicles that are not classified as Perpetual Capital and co-investment
vehicles that do not pay fees, BXGP Total Assets Under Management was $13.2 billion.

(t)
BIP represents the aggregate Total Assets Under Management and Total Net Return of infrastructure-focused funds and co-investment
vehicles for institutional investors with a primary focus on the U.S. and Europe. As of December 31, 2025, including co-investment
vehicles that do not pay fees, BIP Total Assets Under Management was $74.5 billion.

(u)
The BXPE Total Net Return reflects a per share blended return, assuming the BXPE fund program had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. This return is not representative of the return experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency. Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation. BXPE Total Assets Under Management reflects net asset value as of December 31, 2025. BXPE Total Assets Under Management, to the extent managed by a different business, is reported in such business for the purposes of segment Assets Under Management reporting.

(v)
Represents the blended Total Net Return for the BXPE fund program’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended Class I return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency. Class I Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(w)
The BXSL Total Assets Under Management and Total Net Return are presented as of September 30, 2025. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(x)
The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of December 31, 2025 was $47.6 billion.

(y)
Represents the Total Net Return for BCRED’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. Class I Total Net Return is presented on an annualized basis and is from January 7, 2021.

(z)
The ECRED Total Net Return reflects a per share blended return, assuming ECRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by ECRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from October 3, 2022. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities as of December 31, 2025. ECRED net asset value as of December 31, 2025 was
€
2.3 billion.

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
Real Estate
The following table presents the results of operations for our Real Estate segment:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$2,653,294	$2,716,983	$2,794,232	$(63,689)	-2%	$(77,249)	-3%
Transaction and Other Fees, Net	141,696	175,010	78,483	(33,314)	-19%	96,527	123%
Management Fee Offsets	(13,066)	(16,716)	(29,357)	3,650	-22%	12,641	-43%

Total Management Fees, Net	2,781,924	2,875,277	2,843,358	(93,353)	-3%	31,919	1%
Fee Related Performance Revenues	489,648	203,425	294,240	286,223	141%	(90,815)	-31%
Fee Related Compensation	(690,292)	(674,965)	(675,880)	(15,327)	2%	915	—
Other Operating Expenses	(370,001)	(380,321)	(325,050)	10,320	-3%	(55,271)	17%

Fee Related Earnings	2,211,279	2,023,416	2,136,668	187,863	9%	(113,252)	-5%

Realized Performance Revenues	268,773	200,974	244,358	67,799	34%	(43,384)	-18%
Realized Performance Compensation	(130,361)	(101,011)	(123,299)	(29,350)	29%	22,288	-18%
Realized Principal Investment Income	10,689	14,522	7,628	(3,833)	-26%	6,894	90%

Net Realizations	149,101	114,485	128,687	34,616	30%	(14,202)	-11%

Segment Distributable Earnings	$2,360,380	$2,137,901	$2,265,355	$222,479	10%	$(127,454)	-6%

n/m	Not meaningful.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Segment Distributable Earnings were $2.4 billion for the year ended December 31, 2025, an increase of $222.5 million, compared to $2.1 billion for the year ended December 31, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $187.9 million in Fee Related Earnings and an increase of $34.6 million in Net Realizations.
Given the gradual pace of the real estate recovery over the course of 2025, the funds in our Real Estate segment saw limited appreciation in aggregate, notwithstanding strong performance in BREIT. Continued and significant strength in digital infrastructure investments supported performance in the year, which was partially offset by more challenging fundamentals in life sciences office, student housing and select logistics holdings. We believe there are a number of positive signs that should support values in our Real Estate portfolio, including favorable capital markets and declining new supply. Continued improvement in the cost and availability of debt also contributes to an environment that is more conducive to increased transaction volume.

Fee Related Earnings
Fee Related Earnings were $2.2 billion for the year ended December 31, 2025, an increase of $187.9 million, compared to $2.0 billion for the year ended December 31, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $286.2 million in Fee Related Performance Revenues, partially offset by a decrease of $93.4 million in Management Fees, Net.
Fee Related Performance Revenues were $489.6 million for the year ended December 31, 2025, an increase of $286.2 million, compared to $203.4 million for the year ended December 31, 2024. The increase was primarily attributable to higher Fee Related Performance Revenues in BREIT.
Management Fees, Net were $2.8 billion for the year ended December 31, 2025, a decrease of $93.4 million, compared to $2.9 billion for the year ended December 31, 2024, primarily attributable to decreases in Base Management Fees and Transaction and Other Fees, Net. Base Management Fees decreased $63.7 million primarily attributable to a decrease in
Fee-Earning
Assets Under Management in BREDS, which included the transfer of the residential debt business to our Credit & Insurance segment. Transaction and Other Fees, Net decreased $33.3 million primarily attributable to a decrease in acquisition advisory fees paid to the advisor of our BREP funds.
Net Realizations
Net Realizations were $149.1 million for the year ended December 31, 2025, an increase of $34.6 million, compared to $114.5 million for the year ended December 31, 2024. The increase in Net Realizations was primarily attributable to an increase of $67.8 million in Realized Performance Revenues, partially offset by an increase of $29.4 million in Realized Performance Compensation.
Realized Performance Revenues were $268.8 million for the year ended December 31, 2025, an increase of $67.8 million, compared to $201.0 million for the year ended December 31, 2024. The increase was primarily attributable to higher Realized Performance Revenues in BREP.
Realized Performance Compensation was $130.4 million for the year ended December 31, 2025, an increase of $29.4 million, compared to $101.0 million for the year ended December 31, 2024. The increase was primarily attributable to the increase in Realized Performance Revenues.
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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Year Ended December 31,						December 31, 2025 Inception to Date
	2025		2024		2023		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VIII	-6%	-6%	-11%	-11%	-10%	-9%	30%	23%	17%	11%
BREP IX	-8%	-6%	-8%	-8%	-6%	-6%	53%	35%	10%	6%
BREP X	20%	11%	27%	15%	n/m	n/m	25%	13%	23%	10%
BREP Europe V (b)	-7%	-7%	-13%	-12%	-14%	-13%	50%	41%	10%	5%
BREP Europe VI (b)	-18%	-15%	3%	1%	10%	6%	87%	62%	10%	4%
BREP Europe VII (b)	18%	10%	n/m	n/m	n/m	n/m	n/m	n/m	31%	13%
BREP Asia II	4%	3%	-2%	-3%	-2%	-1%	19%	12%	7%	4%
BREP Asia III	28%	23%	6%	-7%	-4%	-19%	83%	41%	14%	4%
BREP Co-Investment (c)	—	-1%	-8%	-10%	1%	1%	18%	16%	18%	16%
BPP (d)	-3%	-4%	-2%	-3%	-8%	-8%	n/a	n/a	5%	3%
BREIT (e)	n/a	8%	n/a	2%	n/a	-1%	n/a	n/a	n/a	9%
BREIT - Class I (f)	n/a	8%	n/a	2%	n/a	-1%	n/a	n/a	n/a	9%
BREDS High-Yield (g)	15%	11%	17%	12%	12%	8%	14%	11%	14%	9%
BXMT (h)	n/a	21%	n/a	-8%	n/a	13%	n/a	n/a	n/a	7%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
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

Funds with Closed Investment Periods as of December 31, 2025
The Real Estate segment has thirteen funds with closed investment periods as of December 31, 2025: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of December 31, 2025, BREP VII, BREP VI, BREP V, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREDS IV and BREDS III were above their carried interest thresholds as of December 31, 2025, while BREP IX, BREP Asia II, BREP Europe VI, and BREP Europe V were below their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity
The following table presents the results of operations for our Private Equity segment:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%

	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees	$2,457,981	$2,027,855	$1,903,972	$430,126	21%	$123,883	7%
Transaction, Advisory and Other Fees, Net	362,531	176,469	108,848	186,062	105%	67,621	62%
Management Fee Offsets	(48,903)	(6,044)	(5,228)	(42,859)	709%	(816)	16%

Total Management and Advisory Fees, Net	2,771,609	2,198,280	2,007,592	573,329	26%	190,688	9%
Fee Related Performance Revenues	547,985	1,185,428	—	(637,443)	-54%	1,185,428	n/m
Fee Related Compensation	(961,448)	(1,164,237)	(619,678)	202,789	-17%	(544,559)	88%
Other Operating Expenses	(482,312)	(391,309)	(329,221)	(91,003)	23%	(62,088)	19%

Fee Related Earnings	1,875,834	1,828,162	1,058,693	47,672	3%	769,469	73%

Realized Performance Revenues	1,670,108	1,392,447	1,343,865	277,661	20%	48,582	4%
Realized Performance Compensation	(704,938)	(633,491)	(584,154)	(71,447)	11%	(49,337)	8%
Realized Principal Investment Income	66,495	52,356	76,220	14,139	27%	(23,864)	-31%

Net Realizations	1,031,665	811,312	835,931	220,353	27%	(24,619)	-3%

Segment Distributable Earnings	$2,907,499	$2,639,474	$1,894,624	$268,025	10%	$744,850	39%

n/m	Not meaningful.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Segment Distributable Earnings were $2.9 billion for the year ended December 31, 2025, an increase of $268.0 million, compared to $2.6 billion for the year ended December 31, 2024. The increase in Segment Distributable Earnings was attributable to an increase of $47.7 million in Fee Related Earnings, and an increase of $220.4 million in Net Realizations.
Our Private Equity segment generated strong performance across all strategies in 2025, with particular strength in Infrastructure. In Corporate Private Equity, our operating companies exhibited solid revenue growth and resilient margins. A more favorable capital markets environment supported an acceleration in transaction activity, particularly initial public offerings, in our Private Equity segment funds in the second half of 2025. A continuation of a favorable capital markets environment should contribute to a further increase in transaction activity, including realizations, in our Private Equity segment. Despite an overall strong capital markets environment, the potential for artificial intelligence-driven disruption has recently weighed on equity capital markets and equity values of companies in certain sectors, such as software. We believe the ultimate impact of such disruption will vary significantly across companies based on multiple factors, with a number of companies well-positioned to be protected or benefit from such disruption. We believe such factors, which include large company size, depth of resources and high customer switching costs, are generally evident across our portfolio.
Fee Related Earnings
Fee Related Earnings were $1.9 billion for the year ended December 31, 2025, an increase of $47.7 million, compared to $1.8 billion for the year ended December 31, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $573.3 million in Management and Advisory Fees, Net and a decrease of $202.8 million in Fee Related Compensation, partially offset by a decrease of $637.4 million in Fee Related Performance Revenues.

Management and Advisory Fees, Net were $2.8 billion for the year ended December 31, 2025, an increase of $573.3 million, compared to $2.2 billion for the year ended December 31, 2024, primarily attributable to increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $430.1 million primarily attributable to fee holiday expirations in BCP IX and BETP IV, as well as increased
Fee-Earning
Assets Under Management in BXPE and BIP. Transaction, Advisory and Other Fees, Net increased $186.1 million primarily attributable to increased volume of deal activity in BXCM.
Fee Related Performance Revenues were $548.0 million for the year ended December 31, 2025, a decrease of $637.4 million, compared to the year ended December 31, 2024. The decrease was primarily attributable to the crystallization of prior year performance revenues for BIP, partially offset by increased performance fee crystallizations for BXPE.
Fee Related Compensation was $961.4 million for the year ended December 31, 2025, a decrease of $202.8 million, compared to $1.2 billion for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in Fee Related Performance Revenues, which impacts Fee Related Compensation.
Net Realizations
Net Realizations were $1.0 billion for the year ended December 31, 2025, an increase of $220.4 million, compared to $811.3 million for the year ended December 31, 2024. The increase in Net Realizations was primarily attributable to an increase of $277.7 million in Realized Performance Revenues, partially offset by an increase of $71.4 million in Realized Performance Compensation.
Realized Performance Revenues were $1.7 billion for the year ended December 31, 2025, an increase of $277.7 million, compared to $1.4 billion for the year ended December 31, 2024. The increase was primarily attributable to increases in Realized Performance Revenues in Secondaries, related to the sale of an interest in the GP Stakes portfolio, BXLS and Tactical Opportunities, partially offset by decreases in Corporate Private Equity.
Realized Performance Compensation were $704.9 million for the year ended December 31, 2025, an increase of $71.4 million, compared to $633.5 million for the year ended December 31, 2024. The increase was primarily attributable to increases in Realized Performance Revenues.
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

The following table presents the internal rates of return of our significant private equity funds:

	Year Ended December 31,						December 31, 2025 Inception to Date
	2025		2024		2023		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	-2%	-3%	7%	6%	7%	6%	17%	13%	17%	12%
BCP VII	9%	7%	13%	10%	13%	10%	32%	23%	17%	12%
BCP VIII	17%	12%	14%	9%	12%	6%	38%	27%	18%	11%
BCP Asia I	-9%	-9%	14%	12%	16%	13%	61%	42%	31%	21%
BCP Asia II	10%	4%	91%	76%	62%	23%	179%	116%	51%	30%
BEP II	-16%	-14%	40%	23%	12%	8%	14%	9%	12%	8%
BEP III	29%	23%	20%	15%	28%	20%	47%	34%	39%	27%
BCEP I	6%	5%	10%	8%	2%	2%	36%	32%	18%	15%
BCEP II	28%	24%	14%	10%	31%	24%	n/a	n/a	21%	16%
Tactical Opportunities	10%	6%	13%	9%	9%	5%	18%	15%	15%	10%
Tactical Opportunities Co-Investment and Other	15%	12%	13%	11%	7%	7%	20%	18%	18%	16%
Clarus IV	1%	—	22%	17%	-3%	-4%	12%	8%	14%	9%
BXLS V	21%	16%	42%	31%	43%	27%	22%	16%	29%	18%
BXG I	13%	9%	2%	-2%	-2%	-5%	n/m	n/m	5%	1%
BXPE (e)	n/a	18%	n/a	13%	n/a	n/a	n/a	n/a	20%	17%
BXPE - Class I (f)	n/a	19%	n/a	14%	n/a	n/a	n/a	n/a	20%	17%
BIP (d)	27%	22%	24%	20%	13%	10%	n/a	n/a	23%	18%
Strategic Partners VII (b)	6%	4%	-1%	-2%	1%	—	n/a	n/a	20%	15%
Strategic Partners Real Assets II (b)	14%	12%	13%	11%	19%	16%	n/a	n/a	18%	15%
Strategic Partners VIII (b)	4%	2%	1%	—	-1%	-3%	n/a	n/a	26%	19%
Strategic Partners Real Estate, SMA and Other (b)	3%	1%	-1%	-6%	-6%	-7%	n/a	n/a	12%	10%
Strategic Partners Infrastructure III (b)	12%	9%	13%	10%	15%	11%	n/a	n/a	23%	17%
Strategic Partners IX (b)	25%	20%	25%	19%	15%	7%	n/a	n/a	27%	19%
Strategic Partners GP Solutions (b)	7%	5%	—	-3%	-16%	-11%	n/a	n/a	3%	—
BXGP (c)	15%	11%	35%	25%	8%	5%	n/a	n/a	20%	13%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
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
(e)
Reflects a per share blended return for each respective period, assuming the BXPE had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. These returns are not representative of the returns experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, U.S. dollar equivalent returns have been included for share classes that are in a foreign currency. Inception to date returns are presented on an annualized basis and are from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(f)
Represents the blended returns for BXPE’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended Class I return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency. Class I Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

Funds With Closed Investment Periods as of December 31, 2025
Corporate Private Equity has nine funds with closed investment periods: BCP V, BCP VI, BCP VII, BCP VIII, BEP I, BEP II, BEP III, BCEP I and BCP Asia I. BCP V is comprised of two fund classes, the BCP V “main fund” and
BCP V-AC
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
Tactical Opportunities has various funds with closed investment periods, which are each above their carried interest thresholds based on aggregate fund position. Blackstone Growth has one fund with a closed investment period, BXG I, which is not above its carried interest threshold. Secondaries has various funds with closed investment periods, including but not limited to: Strategic Partners Infrastructure III, Strategic Partners VIII, Strategic Partners Real Estate VII and BSCH I which are above their respective carried interest thresholds based on aggregate fund position. Blackstone Life Sciences has funds with a closed investment period: Clarus IV, BXLS V and BXLS Yield, which are each above their carried interest thresholds.

Credit & Insurance
The following table presents the results of operations for our Credit & Insurance segment:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$1,909,147	$1,561,649	$1,297,406	$347,498	22%	$264,243	20%
Transaction and Other Fees, Net	74,115	44,354	44,542	29,761	67%	(188)	—
Management Fee Offsets	(53,670)	(24,196)	(3,907)	(29,474)	122%	(20,289)	519%

Total Management Fees, Net	1,929,592	1,581,807	1,338,041	347,785	22%	243,766	18%
Fee Related Performance Revenues	787,795	747,092	564,287	40,703	5%	182,805	32%
Fee Related Compensation	(869,636)	(755,620)	(628,064)	(114,016)	15%	(127,556)	20%
Other Operating Expenses	(450,401)	(371,354)	(323,773)	(79,047)	21%	(47,581)	15%

Fee Related Earnings	1,397,350	1,201,925	950,491	195,425	16%	251,434	26%

Realized Performance Revenues	386,729	313,092	317,620	73,637	24%	(4,528)	-1%
Realized Performance Compensation	(161,493)	(129,814)	(140,210)	(31,679)	24%	10,396	-7%
Realized Principal Investment Income	335,870	39,855	21,752	296,015	743%	18,103	83%

Net Realizations	561,106	223,133	199,162	337,973	151%	23,971	12%

Segment Distributable Earnings	$1,958,456	$1,425,058	$1,149,653	$533,398	37%	$275,405	24%

n/m	Not meaningful.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Segment Distributable Earnings were $2.0 billion for the year ended December 31, 2025, an increase of $533.4 million, compared to $1.4 billion for the year ended December 31, 2024. The increase in Segment Distributable Earnings was attributable to increases of $195.4 million in Fee Related Earnings and $338.0 million in Net Realizations.
Our Credit & Insurance segment demonstrated strong performance in 2025. While lower interest rates will likely reduce returns in our floating rate strategies, we believe we will continue to generate excess returns relative to liquid markets in our private credit strategies. We also continue to see long-term structural shifts toward private credit in the credit market. This has contributed to robust momentum in our non-investment
grade and investment grade private credit strategies. Opportunities for corporate and bank partnerships should also support momentum in investment grade private credit strategies. While we would expect defaults to rise from a historically low level as the credit cycle progresses, our Credit & Insurance segment funds’ holdings are predominantly in senior secured credit with significant equity subordination from institutional borrowers. We believe this should position our Credit & Insurance segment well. A favorable capital markets environment has supported, and should continue to support, overall transaction activity in our Credit & Insurance segment. Nevertheless, despite an overall strong capital markets environment, the potential for artificial intelligence-driven disruption has recently weighed on the equity capital markets and on equity values of companies in certain sectors, such as software. We believe the ultimate impact of such disruption will vary significantly across companies based on multiple factors, and that companies that are larger, have depth of resources and whose customers face high switching costs, are well-positioned to be protected or benefit from such disruption. Notwithstanding the potential for artificial-intelligence disruption, we believe our overall portfolio is relatively well-protected given the extent of our equity cushion and the prevalence of such factors at companies in our portfolio.

In our perpetual capital strategies, BCRED maintained healthy demand with over $14 billion raised in 2025. While heightened market attention around private credit has and could continue to adversely aﬀect net flows, we believe that strong investment performance should drive flows over the long-term.
Fee Related Earnings
Fee Related Earnings were $1.4 billion for the year ended December 31, 2025, an increase of $195.4 million, compared to $1.2 billion for the year ended December 31, 2024. The increase in Fee Related Earnings was primarily attributable to increases of $347.8 million in Management Fees, Net and $40.7 million in Fee Related Performance Revenues, partially offset by increases of $114.0 million in Fee Related Compensation and of $79.0 million in Other Operating Expenses.
Management Fees, Net were $1.9 billion for the year ended December 31, 2025, an increase of $347.8 million, compared to $1.6 billion for the year ended December 31, 2024, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $347.5 million primarily attributable to an increase in
Fee-Earning
Assets Under Management in private credit strategies.
Fee Related Performance Revenues were $787.8 million for the year ended December 31, 2025, an increase of $40.7 million, compared to $747.1 million for the year ended December 31, 2024. The increase was primarily attributable to higher net investment income and
Fee-Earning
Assets Under Management in BCRED.
Fee Related Compensation was $869.6 million for the year ended December 31, 2025, an increase of $114.0 million, compared to $755.6 million for the year ended December 31, 2024. The increase was primarily attributable to increases in Management Fees, Net and Fee Related Performance Revenues, both of which impact Fee Related Compensation.
Other Operating Expenses was $450.4 million for the year ended December 31, 2025, an increase of $79.0 million, compared to $371.4 million for the year ended December 31, 2024. The increase was primarily attributable to an increase in professional fees.
Net Realizations
Net Realizations were $561.1 million for the year ended December 31, 2025, an increase of $338.0 million, compared to $223.1 million for the year ended December 31, 2024. The increase in Net Realizations was primarily attributable to an increase of $296.0 million in Realized Principal Investment Income.
Realized Principal Investment Income was $335.9 million for the year ended December 31, 2025, an increase of $296.0 million, compared to $39.9 million for the year ended December 31, 2024. The increase was primarily attributable to the sale of Bistro, a portfolio visualization software platform developed by Blackstone, and the monetization of Blackstone’s stake in Resolution Life.
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

The following table presents the return information for the Private Credit and Liquid Credit composites:

	Year Ended December 31,						Inception to December 31, 2025
	2025		2024		2023		Total
Composite (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	11%	8%	16%	12%	16%	12%	15%	10%
Liquid Credit (b)	6%	5%	10%	9%	13%	12%	5%	5%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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
date performance for funds and vehicles acquired by BXCI subsequent to March 2008, are also excluded.

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management			Estimated % Above High Water Mark/Hurdle (a)
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
	(Dollars in Thousands)
Credit & Insurance (b)	$125,846,018	$110,519,827	$89,500,575	99%	99%	97%

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

(b)
For the Credit & Insurance managed funds, at December 31, 2025, the incremental appreciation needed for the 1% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.5 billion, an increase of $347.8 million, compared to $2.2 billion at December 31, 2024. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of December 31, 2025, 27% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing
The following table presents the results of operations for our Multi-Asset Investing segment:

	Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$	%	$	%

	(Dollars in Thousands)
Management Fees, Net
Base Management Fees	$528,435	$474,395	$470,237	$54,040	11%	$4,158	1%
Transaction and Other Fees, Net	4,489	3,855	4,019	634	16%	(164)	-4%
Management Fee Offsets	—	(80)	(3)	80	-100%	(77)	n/m

Total Management Fees, Net	532,924	478,170	474,253	54,754	11%	3,917	1%
Fee Related Compensation	(169,325)	(144,500)	(164,488)	(24,825)	17%	19,988	-12%
Other Operating Expenses	(110,525)	(105,108)	(106,289)	(5,417)	5%	1,181	-1%

Fee Related Earnings	253,074	228,562	203,476	24,512	11%	25,086	12%

Realized Performance Revenues	489,919	380,518	155,259	109,401	29%	225,259	145%
Realized Performance Compensation	(93,803)	(86,930)	(48,354)	(6,873)	8%	(38,576)	80%
Realized Principal Investment Income (Loss)	6,689	(14,207)	5,332	20,896	n/m	(19,539)	n/m

Net Realizations	402,805	279,381	112,237	123,424	44%	167,144	149%

Segment Distributable Earnings	$655,879	$507,943	$315,713	$147,936	29%	$192,230	61%

n/m	Not meaningful.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Segment Distributable Earnings were $655.9 million for the year ended December 31, 2025, an increase of $147.9 million, compared to $507.9 million for the year ended December 31, 2024. The increase in Segment Distributable Earnings was attributable to increases of $24.5 million in Fee Related Earnings and $123.4 million in Net Realizations.
All the strategies in our Multi-Asset Investing segment exhibited positive performance in 2025. In particular, the Absolute Return Composite had its twenty-third consecutive quarter of positive performance, including across our quantitative, equities, macro, and credit strategies. Continued strong performance in the segment contributed to favorable fundraising dynamics, with net inflows in the segment of over $6 billion for the year.
Fee Related Earnings
Fee Related Earnings were $253.1 million for the year ended December 31, 2025, an increase of $24.5 million, compared to $228.6 million for the year ended December 31, 2024. The increase in Fee Related Earnings was primarily attributable to an increase of $54.8 million in Management Fees, Net, partially offset by an increase of $24.8 million in Fee Related Compensation.
Management Fees, Net were $532.9 million for the year ended December 31, 2025, an increase of $54.8 million, compared to $478.2 million for the year ended December 31, 2024, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $54.0 million, primarily attributable to an increase in
Fee-Earning
Assets Under Management in Absolute Return.
Fee Related Compensation was $169.3 million for the year ended December 31, 2025, an increase of $24.8 million, compared to $144.5 million for the year ended December 31, 2024, primarily attributable to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations
Net Realizations were $402.8 million for the year ended December 31, 2025, an increase of $123.4 million, compared to $279.4 million for the year ended December 31, 2024. The increase in Net Realizations was primarily attributable to an increase of $109.4 million in Realized Performance Revenues.
Realized Performance Revenues were $489.9 million for the year ended December 31, 2025, an increase of $109.4 million, compared to $380.5 million for the year ended December 31, 2024. The increase was primarily attributable to Absolute Return, Total Portfolio Management and Multi-Strategy.
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
The following table presents the return information of the Absolute Return Composite:

	Average Annual Returns (a)
	Periods Ended December 31, 2025
	One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	13%	12%	11%	10%	9%	8%	7%	6%
The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics
The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	Invested Performance Eligible Assets Under Management			Estimated % Above High Water Mark/Benchmark (a)
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
	(Dollars in Thousands)
	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)	$54,530,128	$51,630,740	$45,631,127	99%	98%	95%

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

(b)
For the Multi-Asset Investing managed funds, at December 31, 2025, the incremental appreciation needed for the 1% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $78.3 million, a decrease of $37.8 million, compared to $116.0 million at December 31, 2024. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of December 31, 2025, 17% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income (Loss) Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	Year Ended December 31,
	2025	2024	2023

	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.	$3,019,214	$2,776,508	$1,390,880
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	2,321,341	2,248,764	1,074,736
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	660,568	473,826	224,155
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	45,500	(61,289)	(245,518)

Net Income	6,046,623	5,437,809	2,444,253
Provision for Taxes	1,125,023	1,021,671	513,461

Net Income Before Provision for Taxes	7,171,646	6,459,480	2,957,714
Transaction-Related and Non-Recurring Items (a)	12,971	56,372	25,981
Amortization of Intangibles (b)	29,326	29,332	33,457
Impact of Consolidation (c)	(706,068)	(412,537)	21,363
Unrealized Performance Revenues (d)	(642,957)	(371,407)	1,691,788
Unrealized Performance Allocations Compensation (e)	376,962	140,021	(654,403)
Unrealized Principal Investment (Income) Loss (f)	(171,440)	(271,868)	593,301
Other Revenues (g)	271,190	(123,166)	93,083
Equity-Based Compensation (h)	1,443,246	1,159,122	959,474
Administrative Fee Adjustment (i)	16,337	11,590	9,707
Taxes and Related Payables (j)	(690,349)	(710,197)	(670,510)

Distributable Earnings	7,110,864	5,966,742	5,060,955
Taxes and Related Payables (j)	690,349	710,197	670,510
Net Interest and Dividend (Income) Loss (k)	81,001	33,437	(106,120)

Total Segment Distributable Earnings	7,882,214	6,710,376	5,625,345
Realized Performance Revenues (l)	(2,815,529)	(2,287,031)	(2,061,102)
Realized Performance Compensation (m)	1,090,595	951,246	896,017
Realized Principal Investment Income (n)	(419,743)	(92,526)	(110,932)

Fee Related Earnings	$5,737,537	$5,282,065	$4,349,328

Adjusted EBITDA Reconciliation
Distributable Earnings	$7,110,864	$5,966,742	$5,060,955
Interest Expense (o)	497,095	444,417	429,521
Taxes and Related Payables (j)	690,349	710,197	670,510
Depreciation and Amortization (p)	98,985	98,756	94,124

Adjusted EBITDA	$8,397,293	$7,220,112	$6,255,110

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

	Year Ended December 31,
	2025	2024	2023

	(Dollars in Thousands)
GAAP Unrealized Performance Allocations	$643,063	$371,407	$(1,691,668)
Segment Adjustment	(106)	—	(120)

Unrealized Performance Revenues	$642,957	$371,407	$(1,691,788)

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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
non-controlling
interests.

	Year Ended December 31,
	2025	2024	2023

	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)	$248,304	$380,591	$(603,154)
Segment Adjustment	(76,864)	(108,723)	9,853

Unrealized Principal Investment Income (Loss)	$171,440	$271,868	$(593,301)

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents the removal of certain Transaction-Related and Non-Recurring Items.

	Year Ended December 31,
	2025	2024	2023

	(Dollars in Thousands)
GAAP Other Revenue	$(270,873)	$123,693	$(92,929)
Segment Adjustment	(317)	(527)	(154)

Other Revenues	$(271,190)	$123,166	$(93,083)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	Year Ended December 31,
	2025	2024	2023

	(Dollars in Thousands)
Taxes	$575,650	$604,508	$580,925
Related Payables	114,699	105,689	89,585

Taxes and Related Payables	$690,349	$710,197	$670,510

(k)
This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone Funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	Year Ended December 31,
	2025	2024	2023

	(Dollars in Thousands)
GAAP Interest and Dividend Revenue	$416,093	$411,159	$516,497
Segment Adjustment	1	(179)	19,144

Interest and Dividend Revenue	416,094	410,980	535,641

GAAP Interest Expense	508,314	443,688	431,868
Segment Adjustment	(11,219)	729	(2,347)

Interest Expense	497,095	444,417	429,521

Net Interest and Dividend Income (Loss)	$(81,001)	$(33,437)	$106,120

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	December 31,
	2025	2024

	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds	$5,180,879	$3,890,732
Equity Method Investments
Partnership Investments	6,546,190	6,546,728
Accrued Performance Allocations	12,980,356	12,397,366
Corporate Treasury Investments	359,657	1,147,328
Other Investments	7,145,029	5,818,412

Total GAAP Investments	$32,212,111	$29,800,566

Accrued Performance Allocations - GAAP	$12,980,356	$12,397,366
Due from Affiliates - GAAP (a)	577,467	489,086
Less: Net Realized Performance Revenues (b)	(1,081,738)	(1,050,026)
Less: Accrued Performance Compensation - GAAP (c)	(5,733,563)	(5,555,870)

Net Accrued Performance Revenues	$6,742,522	$6,280,556

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.
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
Total Assets were $47.7 billion as of December 31, 2025, an increase of $4.2 billion from December 31, 2024. The increase in Total Assets was primarily attributable to increases of $2.8 billion in total assets attributable to consolidated operating partnerships and $1.6 billion in total assets attributable to consolidated Blackstone funds.

•
The increase in total assets attributable to consolidated operating partnerships was primarily attributable to increases of $1.3 billion in Investments, $659.1 million in Cash and Cash Equivalents and $618.2 million in Due from Affiliates.

o	The increase in Investments was primarily attributable to appreciation in our Private Equity segment.
o
The increase in Cash and Cash Equivalents was primarily attributable to the issuance of senior notes during the quarter ended December 31, 2025 and ongoing operating activities, partially offset by the paydown of senior notes that matured.

o
The increase in Due from Affiliates was primarily attributable to an increase in management fees, performance revenues, reimbursable expenses and other receivables from non-consolidated
entities and portfolio companies.

•	The increase in total assets attributable to consolidated Blackstone funds was primarily attributable to an increase of $1.3 billion in Investments.

o	The increase in Investments was primarily attributable to purchases made by consolidated fund entities.
Total Liabilities were $25.8 billion as of December 31, 2025, an increase of $1.9 billion from December 31, 2024. The increase in Total Liabilities was primarily attributable to an increase of $1.9 billion in total liabilities attributable to consolidated operating partnerships.

•	The increase in total liabilities attributable to consolidated operating partnerships was primarily attributable to an increase of $1.1 billion in Loans Payable.

o	The increase in Loans Payable was primarily attributable to the issuance of senior notes during the quarter ended December 31, 2025, partially offset by the paydown of senior notes that matured.
Sources and Uses of Liquidity
We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes and other borrowings, liquid investments we hold on our Consolidated Statement of Financial Condition and access to our $4.325 billion committed revolving credit facility (the “Revolving Credit Facility”). As of December 31, 2025, Blackstone had $2.6 billion in Cash and Cash Equivalents, $359.7 million invested in Corporate Treasury Investments and $7.1 billion in Other Investments (which included $6.5 billion of liquid investments), against $12.4 billion in borrowings from our bond issuances. As of December 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility. In February 2026, we drew $900.0 million under the Revolving Credit Facility.
On November 3, 2025, Blackstone, through its subsidiary Blackstone Reg Finance Co. L.L.C., issued $600 million aggregate principal amount of 4.300% senior notes due November 3, 2030 (the “Registered 2030 Notes”), and $600 million aggregate principal amount of 4.950% senior notes due February 15, 2036 (the “Registered 2036 Notes” and, together with the Registered 2030 Notes, the “Registered Notes”), pursuant to a Registration Statement on Form
S-3.
Blackstone intends to use the net proceeds from the sale of the Registered Notes for general corporate purposes. For additional information see Note 12. “Borrowings” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing and “—Notable Transactions”.

In addition to the cash we receive from our notes offerings and availability under the Revolving Credit Facility and other borrowings, we expect to receive (a) cash generated from operating activities, (b) Performance Revenue realizations, and (c) realizations on the fund investments that we make. The amounts and timing of cash received from sources in particular may vary substantially from year to year and quarter to quarter depending on the frequency and size of realization events, timing of settlement, the form in which we elect to receive payment (including in-kind)
and net returns experienced by our investment funds. Our available capital could be adversely affected if there are prolonged periods of few substantial realizations from our investment funds accompanied by substantial capital calls for new investments from those investment funds. Therefore, Blackstone’s commitments to our funds are taken into consideration when managing our overall liquidity and cash position.
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

Capital Commitments
Our own capital commitments to our funds, the funds we invest in and our investment strategies as of December 31, 2025 consisted of the following:

	Blackstone and General Partner (a)		Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Real Estate
BREP VII	$300,000	$20,038	$100,000	$6,679
BREP VIII	300,000	24,552	100,000	8,184
BREP IX	300,000	41,946	100,000	13,982
BREP X	300,000	181,905	100,000	60,635
BREP Europe III	100,000	11,257	35,000	3,752
BREP Europe IV	130,000	19,034	43,333	6,345
BREP Europe V	150,000	15,959	43,333	4,610
BREP Europe VI	130,000	38,437	43,333	12,812
BREP Europe VII	130,000	81,735	43,333	27,245
BREP Asia I	50,392	10,342	16,797	3,447
BREP Asia II	70,707	11,872	23,569	3,957
BREP Asia III	81,078	42,974	27,026	14,325
BREDS III	50,000	11,358	16,667	3,786
BREDS IV	50,000	15,613	49,113	15,336
BREDS V	50,000	38,740	48,070	37,245
BPP	251,234	28,679	—	—
Other (c)	53,677	31,568	—	—

Total Real Estate	2,497,088	626,009	789,574	222,340

Private Equity
BCP V	629,356	29,573	—	—
BCP VI	719,718	81,400	250,000	28,275
BCP VII	500,000	25,739	225,000	11,582
BCP VIII	500,000	97,349	225,000	43,807
BCP IX	500,000	475,308	225,000	213,889
BEP I	50,000	4,728	—	—
BEP II	80,000	10,498	26,667	3,499
BEP III	80,000	32,539	26,667	10,846
BETP IV	80,000	40,839	26,667	13,613
BCP Asia I	40,000	5,869	13,333	1,956
BCP Asia II	100,000	57,360	33,333	19,120
BCP Asia III	195,673	195,673	65,224	65,224

continued...

	Blackstone and General Partner (a)		Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Private Equity (continued)
Core Private Equity I	$117,747	$27,016	$18,992	$4,358
Core Private Equity II	160,000	103,974	32,640	21,211
Tactical Opportunities	520,906	216,241	173,635	72,080
Strategic Partners (Secondaries)	1,566,751	643,574	1,225,756	527,706
BIP	551,277	142,112	—	—
Life Sciences	225,570	149,811	37,353	20,507
Growth	165,094	95,104	54,697	31,683
Other (c)	90,209	21,119	—	—

Total Private Equity	6,872,301	2,455,826	2,659,964	1,089,356

Credit & Insurance
Mezzanine / Opportunistic II	120,000	29,059	110,101	26,661
Mezzanine / Opportunistic III	130,783	33,723	98,118	25,300
Mezzanine / Opportunistic IV	122,000	51,059	116,171	48,619
Mezzanine / Opportunistic V	116,279	116,279	38,760	38,760
Stressed / Distressed II	125,000	51,612	119,878	49,497
Stressed / Distressed III	151,000	34,949	146,432	33,892
European Senior Debt I	63,000	2,873	56,882	2,594
European Senior Debt II	93,182	32,483	90,915	31,739
European Senior Debt III	23,870	12,345	19,807	10,243
Energy I	80,000	36,700	75,445	34,611
Energy II	150,000	102,832	149,036	102,171
Energy III	127,000	108,093	120,518	102,576
Energy SMAs	52,829	25,386	4,944	3,259
Credit Alpha Fund	52,102	19,752	50,670	19,209
Credit Alpha Fund II	25,500	12,550	24,385	12,001
Direct Lending SMAs	98,413	52,183	43,670	24,293
European Senior Direct Lending Fund	18,166	18,166	6,055	6,055
Blackstone Asset Based Finance Partners LP	38,268	38,268	12,756	12,756
Other (c)	62,225	31,059	1,726	740

Total Credit & Insurance	1,649,617	809,371	1,286,269	584,976

continued...

	Blackstone and General Partner (a)		Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment	Remaining Commitment	Original Commitment	Remaining Commitment

	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance III	22,000	24,263	—	—
Strategic Alliance IV	15,000	9,802	—	—
Dislocation	20,000	12,296	—	—
Other (c)	5,947	2,221	—	—

Total Multi-Asset Investing	62,947	48,582	—	—

Other
Treasury (d)	2,991,878	2,541,659	—	—

	$14,073,831	$6,481,447	$4,735,807	$1,896,672

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

Borrowings
As of December 31, 2025, Blackstone Holdings Finance Co. L.L.C. and Blackstone Reg Finance Co. L.L.C. (each an “Issuer” and together the “Issuers”), both indirect subsidiaries of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

Senior Notes (a)	Aggregate Principal Amount (Dollars/Euros in Thousands)
1.000%, Due 10/5/2026	€600,000
3.150%, Due 10/2/2027	$300,000
5.900%, Due 11/3/2027	$600,000
1.625%, Due 8/5/2028	$650,000
1.500%, Due 4/10/2029	€600,000
2.500%, Due 1/10/2030	$500,000
4.300%, Due 11/3/2030 (b)	$600,000
1.600%, Due 3/30/2031	$500,000
2.000%, Due 1/30/2032	$800,000
2.550%, Due 3/30/2032	$500,000
6.200%, Due 4/22/2033	$900,000
3.500%, Due 6/1/2034	€500,000
5.000%, Due 12/6/2034 (b)	$750,000
4.950%, Due 2/15/2036 (b)	$600,000
6.250%, Due 8/15/2042	$250,000
5.000%, Due 6/15/2044	$500,000
4.450%, Due 7/15/2045	$350,000
4.000%, Due 10/2/2047	$300,000
3.500%, Due 9/10/2049	$400,000
2.800%, Due 9/30/2050	$400,000
2.850%, Due 8/5/2051	$550,000
3.200%, Due 1/30/2052	$1,000,000

$12,446,820

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

(b)
The Registered 2030, 2034 and 2036 Notes’ Guarantors and Issuer, Blackstone Reg Finance Co. L.L.C. (collectively, the “Obligor Group”) do not have material assets, liabilities and results of operations, with the exception of certain amounts already disclosed in our consolidated financial statements (specifically, goodwill, the majority of our deferred tax assets, the Tax Receivable Agreement liability and the Registered 2030, 2034 and 2036 Notes). Therefore, we have excluded the summarized financial information for the Obligor Group due to management’s belief that such summarized financial information would be repetitive and would not provide material information to investors. For additional information see “— Notable Transactions” and Note 12. “Borrowings” in the “Notes to Consolidated Financial Statements” in “— Item 8. Financial Statements and Supplementary Data” of this filing.

Blackstone, through Blackstone Holdings Finance Co. L.L.C., has a $4.325 billion unsecured Revolving Credit Facility with Citibank, N.A., as administrative agent with a maturity date of October 16, 2030. As of December 31, 2025, Blackstone had no borrowings outstanding under the Revolving Credit Facility. In February 2026, we drew $900.0 million under the Revolving Credit Facility. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of December 31, 2025 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

Contractual Obligations	2026	2027-2028	2029-2030	Thereafter	Total

	(Dollars in Thousands)
Operating Lease Obligations (a)	$206,159	$392,982	$889,097	$1,700,232	$3,188,470
Purchase Obligations	133,562	134,066	9,355	—	276,983
Blackstone Operating Borrowings (b)	704,760	1,550,000	1,804,760	8,387,300	12,446,820
Interest on Blackstone Operating Borrowings (c)	498,610	951,443	868,639	3,228,187	5,546,879
Borrowings of Consolidated Blackstone Funds	—	—	129,767	—	129,767
Interest on Borrowings of Consolidated Blackstone Funds	—	17,497	9,851	—	27,348
Blackstone Funds Capital Commitments to Investee Funds (d)	797,420	—	—	—	797,420
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)	59,400	278,321	401,654	1,336,830	2,076,205
Unrecognized Tax Benefits, Including Interest and Penalties (f)	—	—	—	—	—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)	6,481,447	—	—	—	6,481,447

Consolidated Contractual Obligations	8,881,358	3,324,309	4,113,123	14,652,549	30,971,339
Borrowings of Consolidated Blackstone Funds	—	—	(129,767)	—	(129,767)
Interest on Borrowings of Consolidated Blackstone Funds	—	(17,497)	(9,851)	—	(27,348)
Blackstone Funds Capital Commitments to Investee Funds (d)	(797,420)	—	—	—	(797,420)

Blackstone Operating Entities Contractual Obligations	$8,083,938	$3,306,812	$3,973,505	$14,652,549	$30,016,804

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

(b)
Represents the principal amounts due on our senior notes and secured borrowings. For our senior notes, we assume no pre-payments
and the borrowings are held until their final maturity. For our secured borrowings we project prepayments based on the performance of the underlying assets and principal may be paid down in full prior to their stated maturity. As of December 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility. In February 2026, we drew $900.0 million under the Revolving Credit Facility.

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

(e)
Represents obligations by Blackstone to make payments under the Tax Receivable Agreements to certain non-controlling
interest holders for the tax savings realized from the taxable purchases of their interests in connection with the reorganization at the time of Blackstone’s initial public offering (“IPO”) in 2007 and subsequent purchases. The obligation represents the amount of the payments currently expected to be made, which are dependent on the tax savings expected to be realized as determined annually without discounting for the timing of the payments. As required by GAAP, the amount of the obligation included in the consolidated financial statements and shown in Note 17. “Related Party Transactions” (see “—Item 8. Financial Statements and Supplementary Data”) differs to reflect the net present value of the payments due to certain non-controlling
interest holders.

(f)
Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $320.4 million and interest of $121.1 million as of December 31, 2025; therefore, such amounts are not included in the above contractual obligations table.

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
Indemnifications
In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our consolidated financial statements as of December 31, 2025.

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
During the year ended December 31, 2025, Blackstone repurchased 0.8 million shares of common stock at a total cost of $122.6 million. As of December 31, 2025, the amount remaining available for repurchases under the program was $1.7 billion.
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
The following graph shows fiscal quarterly and annual per common stockholder dividends for 2025, 2024 and 2023. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to fiscal year 2025, we paid to stockholders of our common stock a dividend of $0.93, $1.03, $1.29 and $1.49 per share in respect of the first, second, third and fourth quarters, respectively, aggregating to $4.74 per share of common stock. With respect to fiscal years 2024 and 2023, we paid stockholders of our common stock aggregate dividends of $3.95 per share and $3.35 per share, respectively.
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

The following table presents information regarding financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Consolidated Statements of Financial Condition:

Repurchase Agreements

(Dollars in Millions)
Balance, December 31, 2025	$289.2
Balance, December 31, 2024	$6.8
Year Ended December 31, 2025
Average Daily Balance	$141.2
Maximum Daily Balance	$388.8
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
Principles of Consolidation
For a description of our accounting policy on consolidation, see Note 2. “Summary of Significant Accounting Policies—Consolidation” and Note 8. “Variable Interest Entities” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” for detailed information on Blackstone’s involvement with VIEs. The following discussion is intended to provide supplemental information about how the application of consolidation principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
For vehicles within the Real Estate segment:

•
0.35% to 1.50% of committed capital or invested capital during the investment period, invested capital subsequent to the investment period, or gross asset value for certain drawdown vehicles and co-investment
vehicles,

•	0.40% to 1.25% of net asset value for certain separately managed accounts, perpetual capital vehicles, drawdown vehicles, and co-investment vehicles, and
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
co-investment
vehicles,

•	0.50% to 1.75% of invested capital for certain separately managed accounts and co-investment vehicles, and
•	0.75% to 1.25% of net asset value for perpetual capital vehicles.
For vehicles within the Credit & Insurance segment:

•	0.20% to 1.25% of net asset value or fair value of investments for certain separately managed accounts and open-ended vehicles,

•	0.35% to 1.25% of net asset value or gross asset value of our BDCs and certain registered investment companies,
•	0.30% to 0.50% of the aggregate par amount of collateral assets, including principal cash, for CLO vehicles, and
•	0.20% to 1.50% of invested capital for drawdown vehicles and certain separately managed accounts.
For vehicles within the Multi-Asset Investing segment:

•	0.20% to 1.50% of net asset value for all vehicles.
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
Fair Value
Blackstone uses fair value throughout the reporting process. For a description of our accounting policies related to valuation, see Note 2. “Summary of Significant Accounting Policies—Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies—Investments, at Fair Value” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
The results of all valuations of investments held by Blackstone Funds and investment vehicles are reviewed by the relevant business unit’s valuation sub-committee,
which is comprised of key personnel from the business unit, typically the chief investment officer, chief operating officer, chief financial officer, head of finance, chief compliance officer (or their respective equivalents where applicable) and other senior managing directors in the business or support functions. To further corroborate results, each business unit also generally obtains either a positive assurance opinion or a range of value from an independent valuation party, at least annually for internally prepared valuations for investments that have been held by Blackstone Funds and investment vehicles for greater than a year and quarterly for certain investments. Our firmwide valuation committee, chaired by our Chief Financial Officer and comprised of senior members of our businesses and representatives from corporate functions, including legal and finance, reviews the valuation process for investments held by us and our investment vehicles, including the application of appropriate valuation standards on a consistent basis. Each quarter, the valuation process is also reviewed by the audit committee of our board of directors, which is comprised of our non-employee
directors.
Income Tax
For a description of our accounting policy on taxes and additional information on taxes see Note 2. “Summary of Significant Accounting Policies” and Note 14. “Income Taxes,” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data” of this filing.
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
Effect on Fund Management Fees
Blackstone earns base management fees from its customers at a fixed percentage of a calculation base. For a description of our accounting policy on revenue recognition and management fee calculation bases, generally, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Consolidated Financial Statements” in “—Item 8. Financial Statements and Supplementary Data.” Management fees will only be directly affected by short-term changes in market conditions to the extent they are based on NAV, gross asset value (“GAV”), or represent permanent impairments of value. These management fees will be increased (or reduced) in direct proportion to the effect of changes in the fair value of our investments in the related funds. The proportion of our management fees that are based on NAV or GAV is dependent on the number and types of Blackstone Funds, vehicles, or separately managed accounts in existence and the current stage of each fund’s life cycle. For the years ended December 31, 2025 and December 31, 2024, the percentages of our fund management fees based on the NAV or GAV of the applicable funds or separately managed accounts, were as follows:

	Year Ended December 31,
	2025	2024
Fund Management Fees Based on the NAV or GAV of the Applicable Funds or Separately Managed Accounts	51%	47%
Market Risk
The Blackstone Funds hold investments which are reported at fair value and Blackstone invests directly in securities measured at fair value. Based on the fair value as of December 31, 2025 and December 31, 2024, we estimate that a 10% decline in the fair value of investments, excluding equity securities without a readily determinable fair value measured in accordance with the measurement alternative, and certain freestanding derivative instruments would result in the following declines in Management and Advisory Fees, Net, Unrealized Performance Allocations, Net and Unrealized Principal Investment Income:

	December 31,
	2025			2024
	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)	Unrealized Principal Investment Income (c)	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)	Unrealized Principal Investment Income (c)

	(Dollars in Thousands)
10% Decline in Fair Value of the Investments	$497,332	$2,594,242	$987,245	$424,575	$2,399,495	$802,964

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline. Presented net of Unrealized Performance Allocations Compensation.
(c)
Represents the reporting date effect of the 10% decline. Also includes the net effect of consolidated funds, which reflects the change on Net Gains from Fund Investment Activities, net of
Non-Controlling
Interests.

The fair value of the investments, derivatives and securities subject to the market risk sensitivities can vary significantly based on a number of factors, including the diversity of the Blackstone Funds’ investment portfolio, market conditions, trading values, similar transactions, financial metrics, and industry comparatives. See “Part I. Item 1A. Risk Factors” above. Also see “ —Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value.” We believe these fair value amounts should be utilized with caution as our intent and strategy is to hold investments and securities until prevailing market conditions are beneficial for investment sales.
Exchange Rate Risk
Blackstone and the Blackstone Funds hold investments that are denominated in
non-U.S.
dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and
non-U.S.
dollar currencies. Additionally, a portion of our management fees are denominated in
non-U.S.
dollar currencies. We estimate that as of December 31, 2025 and December 31, 2024, a 10% decline in the rate of exchange of all foreign currencies against the U.S. dollar would result in the following declines in Management and Advisory Fees, Net, Unrealized Performance Allocations, Net and Unrealized Principal Investment Income:

	December 31,
	2025			2024
	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)(c)	Unrealized Principal Investment Income (b)	Management and Advisory Fees, Net (a)	Unrealized Performance Allocations, Net (b)(c)	Unrealized Principal Investment Income (b)

	(Dollars in Thousands)
10% Decline in the Rate of Exchange of All Foreign Currencies Against the U.S. Dollar	$52,124	$805,659	$96,516	$52,416	$683,852	$82,194

(a)	Represents the annualized effect of the 10% decline.
(b)	Represents the reporting date effect of the 10% decline.
(c)	Presented net of Unrealized Performance Allocations Compensation.

Interest Rate Risk
Blackstone may have debt obligations payable that accrue interest at variable rates. Interest rate changes may therefore affect the amount of our interest payments, future earnings and cash flows. Blackstone did not have variable interest based debt obligations payable as of December 31, 2025 and therefore, interest expense was not impacted by changes in interest rates for the year ended December 31, 2025. As of December 31, 2024, Blackstone had $39.9 million outstanding under the Secured Borrowings that is subject to interest at a variable rate. The annualized increase in interest expense due to a 1% increase in interest rates would be $0.4 million as a result of these borrowings for the year ended December 31, 2024.
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

	December 31,
	2025			2024
	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets	Annualized Decrease in Investment Income		Annualized Increase in Interest Income from Floating Rate Assets

	(Dollars in Thousands)
One Percentage Point Increase in Interest Rates	$3,006	(a)	$5,751	$4,042	(a)	$4,807

(a)	As of December 31, 2025 and 2024, this represents less than 0.1% and 0.1%, respectively, of our portfolio of liquid assets.
Blackstone has U.S. dollar and
non-U.S.
dollar based interest rate derivatives whose future cash flows and present value may be affected by movement in their respective underlying yield curves. We estimate that as of December 31, 2025 and December 31, 2024, a one percentage point increase parallel shift in global yield curves would result in the following impact on Other Revenue:

	December 31,
	2025	2024

	(Dollars in Thousands)
Annualized Increase (Decrease) in Other Revenue Due to a One Percentage Point Increase in Interest Rates	$2,776	$2,388
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

We estimate that our annualized investment income would decrease, if credit spreads were to increase by one percentage point, as follows:

	December 31,
	2025	2024

	(Dollars in Thousands)
Decrease in Annualized Investment Income Due to a One Percentage Point Increase in Credit Spreads (a)	$1,166	$1,524

(a)	As of December 31, 2025 and 2024, this represents less than 0.1% of our portfolio of liquid assets.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blackstone Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of Blackstone Inc. and subsidiaries (“Blackstone”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited Blackstone’s internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackstone as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Blackstone maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in
Internal Control — Integrated Framework (2013)
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
Fair Value of Certain Underlying Investments to determine Performance Allocations and Accrued Performance Allocations — Refer to Notes 2 and 4 to the financial statements.
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

•
We evaluated the appropriateness of management’s assumptions through independent analysis and comparison to external sources including potential corroborative and contradictory information, as applicable.

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

•
When applicable, we inspected industry reports or other relevant market information to evaluate the consistency of current valuations with expected industry performance and consideration of significant economic or industry events.

•	We evaluated management’s ability to accurately estimate fair value by comparing previous estimates of fair value to subsequent executed investment transactions with third parties.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2026
We have served as Blackstone’s auditor since 2006.

Blackstone Inc.
Consolidated Statements of Financial Condition
(Dollars in Thousands, Except Share Data)

	December 31, 2025	December 31, 2024
Assets
Cash and Cash Equivalents	$2,631,241	$1,972,140
Cash Held by Blackstone Funds and Other	223,441	204,052
Investments	32,212,111	29,800,566
Accounts Receivable	291,758	237,930
Due from Affiliates	6,357,462	5,409,315
Intangible Assets, Net	131,359	165,243
Goodwill	1,890,202	1,890,202
Other Assets	1,157,719	947,859
Right-of-Use Assets	757,459	838,620
Deferred Tax Assets	2,056,223	2,003,948

Total Assets	$47,708,975	$43,469,875

Liabilities and Equity
Loans Payable	$12,445,144	$11,320,956
Due to Affiliates	3,224,432	2,808,148
Accrued Compensation and Benefits	6,411,389	6,087,700
Operating Lease Liabilities	861,021	965,742
Accounts Payable, Accrued Expenses and Other Liabilities	2,885,817	2,792,314

Total Liabilities	25,827,803	23,974,860

Commitments and Contingencies

Redeemable Non-Controlling Interests in Consolidated Entities	1,380,503	801,399

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (748,688,068 shares issued and outstanding as of December 31, 2025; 731,925,965 shares issued and outstanding as of December 31, 2024)	7	7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, 1 share issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, 1 share issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—
Additional Paid-in-Capital	8,479,886	7,444,561
Retained Earnings	191,641	808,079
Accumulated Other Comprehensive Loss	(6,008)	(40,326)

Total Stockholders’ Equity of Blackstone Inc.	8,665,526	8,212,321
Non-Controlling Interests in Consolidated Entities	7,224,211	6,154,943
Non-Controlling Interests in Blackstone Holdings	4,610,932	4,326,352

Total Equity	20,500,669	18,693,616

Total Liabilities and Equity	$47,708,975	$43,469,875

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

	December 31, 2025	December 31, 2024
Assets
Cash Held by Blackstone Funds and Other	$223,441	$204,052
Investments	5,180,879	3,890,732
Accounts Receivable	16,388	45,993
Due from Affiliates	366,388	19,956
Other Assets	14,705	9,807

Total Assets	$5,801,801	$4,170,540

Liabilities
Loans Payable	$126,421	$87,488
Due to Affiliates	181,587	229,478
Accounts Payable, Accrued Expenses and Other Liabilities	58,996	68,763

Total Liabilities	$367,004	$385,729

See notes to consolidated financial statements.

Blackstone Inc.
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Management and Advisory Fees, Net	$8,075,601	$7,188,936	$6,671,260

Incentive Fees	978,202	964,178	695,171

Investment Income (Loss)
Performance Allocations
Realized	3,662,243	3,457,746	2,223,841
Unrealized	643,063	371,407	(1,691,668)
Principal Investments
Realized	697,632	332,258	303,823
Unrealized	248,304	380,591	(603,154)

Total Investment Income	5,251,242	4,542,002	232,842

Interest and Dividend Revenue	416,093	411,159	516,497
Other	(270,873)	123,693	(92,929)

Total Revenues	14,450,265	13,229,968	8,022,841

Expenses
Compensation and Benefits
Compensation	3,671,193	3,048,229	2,785,447
Incentive Fee Compensation	274,902	373,586	281,067
Performance Allocations Compensation
Realized	1,297,472	1,432,217	900,859
Unrealized	376,962	140,021	(654,403)

Total Compensation and Benefits	5,620,529	4,994,053	3,312,970
General, Administrative and Other	1,524,548	1,361,909	1,117,305
Interest Expense	508,314	443,688	431,868
Fund Expenses	49,216	19,676	118,987

Total Expenses	7,702,607	6,819,326	4,981,130

Other Income (Loss)
Change in Tax Receivable Agreement Liability	6,591	(41,246)	(27,196)
Net Gains (Losses) from Fund Investment Activities	417,397	90,084	(56,801)

Total Other Income (Loss)	423,988	48,838	(83,997)

Income Before Provision for Taxes	7,171,646	6,459,480	2,957,714
Provision for Taxes	1,125,023	1,021,671	513,461

Net Income	6,046,623	5,437,809	2,444,253
Net Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	45,500	(61,289)	(245,518)
Net Income Attributable to Non-Controlling Interests in Consolidated Entities	660,568	473,826	224,155
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings	2,321,341	2,248,764	1,074,736

Net Income Attributable to Blackstone Inc.	$3,019,214	$2,776,508	$1,390,880

Net Income Per Share of Common Stock
Basic	$3.87	$3.62	$1.84

Diluted	$3.87	$3.62	$1.84

Weighted-Average Shares of Common Stock Outstanding
Basic	780,018,738	766,487,450	755,204,556

Diluted	780,215,856	766,646,508	755,419,936

See notes to consolidated financial statements.

1
53

Blackstone Inc.
Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Net Income	$6,046,623	$5,437,809	$2,444,253
Other Comprehensive Income (Loss) - Currency Translation Adjustment	200,105	(76,662)	59,698

Comprehensive Income	6,246,728	5,361,147	2,503,951

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities	182,417	(95,256)	(199,998)
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities	660,568	473,826	224,155
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings	2,350,211	2,227,262	1,080,572

Comprehensive Income Attributable to Non-Controlling Interests	3,193,196	2,605,832	1,104,729

Comprehensive Income Attributable to Blackstone Inc.	$3,053,532	$2,755,315	$1,399,222

See notes to consolidated financial statements.

1
5
4

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2022	710,276,923	$7	$5,935,273	$1,748,106	$(27,475)	$7,655,911	$5,056,480	$5,253,670	$17,966,061	$1,715,006
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	—	—	—	(53,713)
Net Income (Loss)	—	—	—	1,390,880	—	1,390,880	224,155	1,074,736	2,689,771	(245,518)
Currency Translation Adjustment	—	—	—	—	8,342	8,342	—	5,836	14,178	45,520
Capital Contributions	—	—	—	—	—	—	571,559	9,706	581,265	150,533
Capital Distributions	—	—	—	(2,478,252)	—	(2,478,252)	(666,668)	(1,799,901)	(4,944,821)	(432,755)
Transfer of Non-Controlling Interests in Consolidated Entities	—	—	40	—	—	40	(8,271)	—	(8,231)	—
Deferred Tax Effects on Equity Transactions	—	—	2,467	—	—	2,467	—	—	2,467	—
Equity-Based Compensation	—	—	614,645	—	—	614,645	—	398,830	1,013,475	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	7,745,355	—	(66,762)	—	—	(66,762)	—	—	(66,762)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(3,718,169)	—	(351,262)	—	—	(351,262)	—	—	(351,262)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	(15,047)	—	—	(15,047)	—	15,047	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	5,054,005	—	55,836	—	—	55,836	—	(55,836)	—	—

Balance at December 31, 2023	719,358,114	$7	$6,175,190	$660,734	$(19,133)	$6,816,798	$5,177,255	$4,902,088	$16,896,141	$1,179,073

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

continued…
See notes to consolidated financial statements.

1
55

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

1
56

Blackstone Inc.
Consolidated Statement of Changes in Equity
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2024	731,925,965	$7	$7,444,561	$808,079	$(40,326)	$8,212,321	$6,154,943	$4,326,352	$18,693,616	$801,399
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(508,359)	—	(508,359)	(174,869)
Net Income	—	—	—	3,019,214	—	3,019,214	660,568	2,321,341	6,001,123	45,500
Currency Translation Adjustment	—	—	—	—	34,318	34,318	—	28,870	63,188	136,917
Capital Contributions	—	—	—	—	—	—	1,751,543	16,337	1,767,880	772,882
Capital Distributions	—	—	—	(3,635,652)	—	(3,635,652)	(832,617)	(2,394,070)	(6,862,339)	(202,694)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	1,142	—	—	1,142	(1,867)	—	(725)	1,368
Deferred Tax Effects on Equity Transactions	—	—	222,727	—	—	222,727	—	—	222,727	—
Equity-Based Compensation	—	—	892,246	—	—	892,246	—	543,792	1,436,038	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	10,888,407	—	(189,890)	—	—	(189,890)	—	—	(189,890)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(800,000)	—	(122,590)	—	—	(122,590)	—	—	(122,590)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	160,500	—	—	160,500	—	(160,500)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	6,673,696	—	71,190	—	—	71,190	—	(71,190)	—	—

Balance at December 31, 2025	748,688,068	$7	$8,479,886	$191,641	$(6,008)	$8,665,526	$7,224,211	$4,610,932	$20,500,669	$1,380,503

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
See notes to consolidated financial statements.

1
57

Blackstone Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net Income	$6,046,623	$5,437,809	$2,444,253
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Realized Gains on Investments	(4,820,209)	(4,172,938)	(2,989,636)
Changes in Unrealized (Gains) Losses on Investments	(488,090)	(487,013)	683,715
Non-Cash Performance Allocations	(643,063)	(371,407)	1,691,668
Non-Cash Performance Allocations and Incentive Fee Compensation	1,948,679	1,941,899	473,364
Equity-Based Compensation Expense	1,445,352	1,168,435	987,549
Amortization of Intangibles	36,023	35,965	40,075
Other Non-Cash Amounts Included in Net Income	3,790	(444,772)	(835,230)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities	—	39,729	—
Cash Relinquished with Deconsolidation of Fund Entities	(69,477)	(113,224)	(113,589)
Accounts Receivable	(211,940)	(78,284)	237,623
Due from Affiliates	(186,473)	(386,755)	331,623
Other Assets	(166,395)	(560)	(47,299)
Accrued Compensation and Benefits	(1,493,875)	(1,211,545)	(1,071,559)
Accounts Payable, Accrued Expenses and Other Liabilities	514,278	194,581	(40,283)
Due to Affiliates	(124,099)	16,930	85,733
Investments Purchased	(3,807,149)	(2,429,824)	(5,010,341)
Cash Proceeds from Sale of Investments	6,679,186	4,342,636	7,189,240

Net Cash Provided by Operating Activities	4,663,161	3,481,662	4,056,906

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	(115,703)	(61,409)	(224,231)
Net Cash Paid for Acquisitions, Net of Cash Acquired	—	—	(5,420)

Net Cash Used in Investing Activities	(115,703)	(61,409)	(229,651)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities	(1,035,141)	(874,024)	(1,003,715)
Contributions from Non-Controlling Interest Holders in Consolidated Entities	2,525,477	907,267	708,410
Payments Under Tax Receivable Agreement	(43,954)	(87,508)	(64,634)
Net Settlement of Vested Common Stock and Repurchase of Common Stock	(312,480)	(661,065)	(418,024)
Proceeds from Loans Payable	2,813,736	741,173	494,975

continued…
See notes to consolidated financial statements.

15
8

Blackstone Inc.
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2025	2024	2023
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable	$(1,813,058)	$(103,221)	$(502,460)
Dividends/Distributions to Stockholders and Unitholders	(6,013,385)	(4,424,183)	(4,268,447)

Net Cash Used in Financing Activities	(3,878,805)	(4,501,561)	(5,053,895)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other	9,837	(14,563)	4,988

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)	678,490	(1,095,871)	(1,221,652)
Beginning of Period	2,176,192	3,272,063	4,493,715

End of Period	$2,854,682	$2,176,192	$3,272,063

Supplemental Disclosure of Cash Flows Information
Payments for Interest	$463,532	$407,333	$400,333

Payments for Income Taxes	$562,560	$646,872	$569,381

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders	$16,338	$101,429	$22,049

Non-Cash Distributions to Non-Controlling Interest Holders	$(16,392)	$(2,070)	$(105,414)

Notes Issuance Costs	$9,506	$6,082	$—

Transfer of Interests to Non-Controlling Interest Holders	$(499)	$(9,458)	$(8,231)

Net Settlement of Vested Common Stock	$1,401,963	$972,398	$681,004

Deferred Tax Asset Increase (Decrease) from Equity Transactions	$490,224	$(26,035)	$(117,459)

Due to Affiliates Increase Related to the Impact of Conversions on Tax Receivable Agreements	$278,936	$208,676	$114,992

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Consolidated Statements of Financial Condition:

	December 31, 2025	December 31, 2024
Cash and Cash Equivalents	$2,631,241	$1,972,140
Cash Held by Blackstone Funds and Other	223,441	204,052

	$2,854,682	$2,176,192

See notes to consolidated financial statements.

1
59

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
Blackstone Inc.
 was initially formed as The Blackstone Group L.P., a Delaware limited partnership, on March 12
, 2007
. Prior to its conversion on July 1
, 2019
to a Delaware corporation, Blackstone Inc. was managed and operated by Blackstone Group Management L.L.C., which is wholly owned by Blackstone’s senior managing directors and controlled by one
of Blackstone’s founders, Stephen A. Schwarzman (the “Founder”).
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
60

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

1
61

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
Management fee offsets are reductions to management fees payable by the investors of the Blackstone Funds, which includes amounts such investors reimburse the Blackstone Funds or Blackstone primarily for placement fees, rebates and other consideration determined to be an adjustment to the transaction price. Providing investment management services requires Blackstone to arrange for services on behalf of its customers. In those situations where Blackstone is acting as an agent on behalf of the investors of funds, it presents the cost of services as net against management fee revenue. In all other situations, Blackstone is primarily responsible for fulfilling the services and is therefore acting as a principal for those arrangements. As a result, the cost of those services is presented as Compensation or General, Administrative and Other expense, as appropriate, with any reimbursement from the investors of the funds recorded as Management and Advisory Fees, Net. In cases where the investors of the funds are determined to be the customer in an arrangement, placement fees may be capitalized as a cost to acquire a customer contract. Capitalized placement fees are amortized over the life of the customer contract, are recorded within Other Assets in the Consolidated Statements of Financial Condition and amortization is recorded within General, Administrative and Other within the Consolidated Statements of Operations. In cases where the Blackstone Funds are determined to be the customer in the arrangement, placement fees are generally expensed as incurred. Blackstone may also pay ongoing investor servicing fees to certain distributors of its products. Where Blackstone is the principal in those arrangements, ongoing investor servicing fees are expensed as incurred and are recorded within General, Administrative and Other expense.
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

1
64

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

1
65

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
66

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

1
67

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
Intangibles and Goodwill
Blackstone’s
 intangible assets consist of contractual rights to earn future fee income, including management and advisory fees, Incentive Fees and Performance Allocations. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from five
to
twenty years
,
reflecting the contractual lives of such assets. Fully amortized intangible assets remain on the Consolidated Statement of Financial Position until they are no longer in use or have been disposed of. Amortization expense is included within General, Administrative and Other in the Consolidated Statements of Operations. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

1
68

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
or the lease term, or
three
to
five years
, respectively. Fully depreciated assets remain on the Consolidated Statement of Financial Position until they are no longer in use or have been disposed of. Blackstone evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
0

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Certain costs and expenses are borne directly by the Holdings Partnerships. Income (Loss), excluding those costs directly borne by and attributable to the Holdings Partnerships, is attributable to
Non-Controlling
Interests in Blackstone Holdings. This residual attribution is based on the year-to-date average percentage of Blackstone Holdings Partnership Units and unvested participating Holdings Partnership Units held by Blackstone personnel and others who are limited partners of the Blackstone Holdings Partnerships. Unvested participating Holdings Partnership Units are excluded from the attribution in periods of loss as they are not contractually obligated to share in losses of the Holdings Partnerships.
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

1
71

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

1
72

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
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board issued amended guidance addressing income tax disclosures. The guidance requires greater disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosure. The new guidance was effective for Blackstone for the year ended December 31, 2025, and was adopted on a prospective basis. Adoption of the amended guidance resulted only in changes to presentation and disclosure. Related disclosures are included within Note 14. “Income Taxes.”

3.	Goodwill and Intangible Assets
The carrying

value of Goodwill was $
1.9
 billion as of December 31, 2025 and 2024. At December 31, 2025 and 2024, Blackstone determined there was no evidence of Goodwill impairment.
At December
31, 2025 and 2024, Goodwill has been allocated to each of Blackstone’s four
segments as follows: Real Estate ($
421.7
 million), Private Equity ($
870.0
 million), Credit & Insurance ($
366.7
 million) and Multi-Asset Investing ($
231.8
 million).
Intangible Assets, Net consists of the following:

	December 31,
	2025	2024
Finite-Lived Intangible Assets/Contractual Rights	$1,749,626	$1,769,372
Accumulated Amortization	(1,618,267)	(1,604,129)

Intangible Assets, Net	$131,359	$165,243

1
74

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Changes in Blackstone’s Intangible Assets, Net consists of the following:

	Year Ended December 31,
	2025	2024	2023
Balance, Beginning of Year	$165,243	$201,208	$217,287
Amortization Expense	(36,023)	(35,965)	(40,075)
Acquisitions	2,139	—	23,996

Balance, End of Year	$131,359	$165,243	$201,208

Amortization
 of Intangible Assets held at December 31, 2025 is expected to be $36.1 million, $
35.1
 million, $
18.2
 million, $
17.0
 million and $
14.0
 million for each of the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively. Blackstone’s Intangible Assets as of December 31, 2025 are expected to amortize over a weighted-average period of
4.5
years.

4.	Investments
Investments consist of the following:

	December 31,
	2025	2024
Investments of Consolidated Blackstone Funds	$5,180,879	$3,890,732
Equity Method Investments
Partnership Investments	6,546,190	6,546,728
Accrued Performance Allocations	12,980,356	12,397,366
Corporate Treasury Investments	359,657	1,147,328
Other Investments	7,145,029	5,818,412

	$32,212,111	$29,800,566

Blackstone’s
 share of Investments of Consolidated Blackstone Funds totaled $472.7 million and $
439.7
 million at December 31, 2025 and December 31, 2024, respectively.
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

1
75

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone Funds and a reconciliation to Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities in the Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023
Realized Gains (Losses)	$95,758	$(19,139)	$(42,756)
Net Change in Unrealized Gains (Losses)	233,867	92,834	(80,416)

Realized and Net Change in Unrealized Gains (Losses) from Consolidated Blackstone Funds	329,625	73,695	(123,172)
Interest and Dividend Revenue, Foreign Exchange Gains and Other Gains Attributable to Consolidated Blackstone Funds	87,772	16,389	66,371

Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities	$417,397	$90,084	$(56,801)

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the years ended December 31, 2025, 2024 and 2023, no individual equity method investment held by Blackstone met the significance criteria.
Partnership Investments
Blackstone
 recognized net gains related to its Partnership Investments accounted for under the equity method of $
800.7
 million, $
605.4
 million and $
245.8
 million for the years ended December 31
, 2025
, 2024
and 2023
, respectively.

1
76

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2025 are as follows:

	December 31, 2025 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
Statement of Financial Condition
Assets
Investments	$257,286,943	$281,785,789	$137,445,214	$43,044,033	$719,561,979
Other Assets	12,702,310	7,131,499	8,604,102	2,743,724	31,181,635

Total Assets	$269,989,253	$288,917,288	$146,049,316	$45,787,757	$750,743,614

Liabilities and Equity
Debt	$101,907,668	$29,634,750	$57,096,895	$179,164	$188,818,477
Other Liabilities	7,045,621	4,826,121	6,346,597	1,357,367	19,575,706

Total Liabilities	108,953,289	34,460,871	63,443,492	1,536,531	208,394,183

Equity	161,035,964	254,456,417	82,605,824	44,251,226	542,349,431

Total Liabilities and Equity	$269,989,253	$288,917,288	$146,049,316	$45,787,757	$750,743,614

Statement of Operations
Interest Income	$3,207,933	$858,848	$10,854,387	$211,147	$15,132,315
Other Income	10,712,682	2,354,457	641,386	42,776	13,751,301
Interest Expense	(6,653,550)	(1,901,600)	(3,069,162)	(12,337)	(11,636,649)
Other Expenses	(12,575,335)	(2,628,202)	(2,315,210)	(231,052)	(17,749,799)
Net Realized and Unrealized Gain (Loss) from Investments	2,116,640	34,563,324	(147,485)	4,827,393	41,359,872

Net Income (Loss)	$(3,191,630)	$33,246,827	$5,963,916	$4,837,927	$40,857,040

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
78

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The summarized financial information of Blackstone’s equity method investments for December 31, 2023 are as follows:

	December 31, 2023 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
Statement of Financial Condition
Assets
Investments	$283,919,193	$196,798,070	$91,574,839	$30,667,406	$602,959,508
Other Assets	12,496,703	5,514,318	4,995,562	4,354,754	27,361,337

Total Assets	$296,415,896	$202,312,388	$96,570,401	$35,022,160	$630,320,845

Liabilities and Equity
Debt	$113,462,431	$22,205,324	$37,327,026	$179,610	$173,174,391
Other Liabilities	7,365,824	2,791,378	4,008,215	3,145,046	17,310,463

Total Liabilities	120,828,255	24,996,702	41,335,241	3,324,656	190,484,854

Equity	175,587,641	177,315,686	55,235,160	31,697,504	439,835,991

Total Liabilities and Equity	$296,415,896	$202,312,388	$96,570,401	$35,022,160	$630,320,845

Statement of Operations
Interest Income	$4,673,775	$1,779,971	$8,890,426	$20,995	$15,365,167
Other Income	10,786,480	1,130,841	324,061	382,840	12,624,222
Interest Expense	(6,614,272)	(1,340,522)	(2,583,654)	(5,872)	(10,544,320)
Other Expenses	(11,705,874)	(2,631,916)	(1,691,066)	(273,193)	(16,302,049)
Net Realized and Unrealized Gain (Loss) from Investments	(7,330,220)	12,995,425	1,124,916	2,579,602	9,329,723

Net Income	$(10,190,111)	$11,893,799	$6,064,683	$2,704,372	$10,472,743

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
Accrued Performance Allocations, December 31, 2024	$1,986,017	$9,461,936	$801,849	$147,564	$12,397,366
Performance Allocations as a Result of Changes in Fund Fair Values	156,868	4,008,315	194,825	302,372	4,662,380
Foreign Exchange Gain	5,710	—	—	—	5,710
Fund Distributions	(386,099)	(3,080,900)	(356,087)	(262,014)	(4,085,100)

Accrued Performance Allocations, December 31, 2025	$1,762,496	$10,389,351	$640,587	$187,922	$12,980,356

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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2025	2024	2023
Realized Gains (Losses)	$(5,389)	$(3,234)	$(4,881)
Net Change in Unrealized Gains	30,846	17,269	17,392

	$25,457	$14,035	$12,511

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $
459.6
 million as of December 31, 2025. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 7. “Fair Value Measurements of Financial Instruments” for additional detail. Upward and downward adjustments related to such investments held as of December 31, 2025 were $
86.9
 million and $
9.2
 million, respectively, during the year ended December 31, 2025, and $
287.2
 million and $
19.3
 million on a cumulative basis since the inception of the investments, respectively.
The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	Year Ended December 31,
	2025	2024	2023
Realized Gains (Losses)	$110,407	$6,570	$(19,346)
Net Change in Unrealized Gains (Losses)	181,780	436,061	(47,017)

	$292,187	$442,631	$(66,363)

5.	Derivative Financial Instruments
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

	December 31, 2025				December 31, 2024
	Assets		Liabilities		Assets		Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts	$613,740	$123,747	$601,000	$97,283	$624,740	$166,126	$600,000	$107,425
Foreign Currency Contracts	443,001	7,446	1,030,702	17,310	239,365	4,030	479,383	14,198
Credit Default Swaps	—	—	640	19	—	—	640	10
Total Return Swaps	23,532	3,364	—	—	58,263	10,153	—	—
Equity Options	—	—	1,462,632	1,124,147	—	—	1,139,400	938,216

	1,080,273	134,557	3,094,974	1,238,759	922,368	180,309	2,219,423	1,059,849

Investments of Consolidated Blackstone Funds
Interest Rate Contracts	880,390	12,780	880,390	12,780	785,790	13,243	915,215	15,918

	880,390	12,780	880,390	12,780	785,790	13,243	915,215	15,918

	$1,960,663	$147,337	$3,975,364	$1,251,539	$1,708,158	$193,552	$3,134,638	$1,075,767

The table below summarizes the impact to the Consolidated Statements of Operations from derivative financial instruments:

	Year Ended December 31,
	2025	2024	2023
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts	$(2,586)	$1,051	$24,291
Foreign Currency Contracts	(1,091)	9,193	443
Credit Default Swaps	6	75	(413)
Total Return Swaps	17,146	21,080	15,775

	13,475	31,399	40,096

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts	(21,176)	10,291	(87,177)
Foreign Currency Contracts	305	(17,954)	3,288
Credit Default Swaps	(15)	(55)	363
Total Return Swaps	(5,046)	(2,837)	6,381
Equity Options	(185,931)	(374,230)	(515,405)

	(211,863)	(384,785)	(592,550)

	$(198,388)	$(353,386)	$(552,454)

As of December 31, 2025, 2024 and 2023, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges
.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	December 31,
	2025	2024
Assets
Loans and Receivables	$205,158	$100,866
Equity and Preferred Securities	4,880,907	4,498,617
Debt Securities	7,553	63,671
Assets of Consolidated CLO Vehicles
Corporate Loans	—	62,426

	$5,093,618	$4,725,580

Liabilities
CLO Notes Payable	$—	$87,488
Corporate Treasury Commitments	181	368

	$181	$87,856

1
82

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	Year Ended December 31,
	2025		2024		2023
		Net Change		Net Change		Net Change
	Realized	in Unrealized	Realized	in Unrealized	Realized	in Unrealized
	Gains	Gains	Gains	Gains	Gains	Gains
	(Losses)	(Losses)	(Losses)	(Losses)	(Losses)	(Losses)
Assets
Loans and Receivables	$(1,582)	$3,004	$(4,849)	$12	$(8,053)	$4,886
Equity and Preferred Securities	(4,937)	128,249	9,431	(48,209)	(1,439)	(122,605)
Debt Securities	(11,749)	4,722	—	(2,694)	—	(3,884)
Assets of Consolidated CLO Vehicles
Corporate Loans	(1,712)	1,038	(3,828)	2,889	(6,063)	8,728

	$(19,980)	$137,013	$754	$(48,002)	$(15,555)	$(112,875)

Liabilities
CLO Notes Payable	$—	$859	$—	$2,178	$—	$282
Corporate Treasury Commitments	—	187	—	896	—	6,880

	$—	$1,046	$—	$3,074	$—	$7,162

The following table presents information for those financial instruments for which the fair value option was elected:

	December 31, 2025			December 31, 2024
		For Financial Assets Past Due (a)			For Financial Assets Past Due (a)
	Excess		Excess	Excess		Excess
	(Deficiency)		(Deficiency)	(Deficiency)		(Deficiency)
	of Fair Value	Fair	of Fair Value	of Fair Value	Fair	of Fair Value
	Over Principal	Value	Over Principal	Over Principal	Value	Over Principal
Loans and Receivables	$5,490	$—	$—	$2,769	$—	$—
Debt Securities	(48,690)	—	—	(55,890)	—	—
Assets of Consolidated CLO Vehicles
Corporate Loans	—	—	—	(2,478)	1,359	—

	$(43,200)	$—	$—	$(55,599)	$1,359	$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of December
31, 2025 and 2024,
no
Loans and Receivables for which the fair value option was elected were past due or in non-accrual
status. As of December 31, 2025, there were
no
Corporate Loans included within the Assets of Consolidated CLO Vehicles for which the fair value option was elected that were past due but not in non-accrual
status. As of December 31, 2024, there were
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

	December 31, 2025
	Level I	Level II	Level III	NAV (a)	Total
Assets
Cash and Cash Equivalents	$182,131	$—	$—	$—	$182,131

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)	7,616	197,396	4,103,478	819,419	5,127,909
Debt Instruments	—	19,578	20,612	—	40,190
Freestanding Derivatives	—	12,780	—	—	12,780

Total Investments of Consolidated Blackstone Funds	7,616	229,754	4,124,090	819,419	5,180,879
Corporate Treasury Investments	74,930	42,675	181,052	61,000	359,657
Other Investments	2,207,914	4,313,592	198,393	15,808	6,735,707

Total Investments	2,290,460	4,586,021	4,503,535	896,227	12,276,243

Accounts Receivable — Loans and Receivables	—	—	205,158	—	205,158

Other Assets — Freestanding Derivatives	—	131,193	3,364	—	134,557

	$2,472,591	$4,717,214	$4,712,057	$896,227	$12,798,089

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds — Freestanding Derivatives	—	12,780	—	—	12,780
Freestanding Derivatives	—	114,612	1,124,147	—	1,238,759
Contingent Consideration	—	—	416	—	416
Corporate Treasury Commitments	—	—	181	—	181
Securities Sold, Not Yet Purchased	1,978	—	—	—	1,978

Total Accounts Payable, Accrued Expenses and Other Liabilities	1,978	127,392	1,124,744	—	1,254,114

	$1,978	$127,392	$1,124,744	$—	$1,254,114

1
8
4

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2024
	Level I	Level II	Level III	NAV	Total
Assets
Cash and Cash Equivalents	$60,799	$—	$—	$—	$60,799

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)	12,076	155,316	3,158,254	473,496	3,799,142
Debt Instruments	—	63,159	15,188	—	78,347
Freestanding Derivatives	—	13,243	—	—	13,243

Total Investments of Consolidated Blackstone Funds	12,076	231,718	3,173,442	473,496	3,890,732
Corporate Treasury Investments	67,729	565,968	450,345	63,286	1,147,328
Other Investments	2,089,838	3,182,353	179,522	6,289	5,458,002

Total Investments	2,169,643	3,980,039	3,803,309	543,071	10,496,062

Accounts Receivable — Loans and Receivables	—	—	100,866	—	100,866

Other Assets — Freestanding Derivatives	—	170,156	10,153	—	180,309

	$2,230,442	$4,150,195	$3,914,328	$543,071	$10,838,036

Liabilities
Loans Payable — CLO Notes Payable	$—	$87,488	$—	$—	$87,488

Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds — Freestanding Derivatives	—	15,918	—	—	15,918
Freestanding Derivatives	—	121,633	938,216	—	1,059,849
Contingent Consideration	—	—	504	—	504
Corporate Treasury Commitments	—	—	368	—	368
Securities Sold, Not Yet Purchased	1,916	—	—	—	1,916

Total Accounts Payable, Accrued Expenses and Other Liabilities	1,916	137,551	939,088	—	1,078,555

	$1,916	$225,039	$939,088	$—	$1,166,043

LLC Limited Liability Company.
(a)	A summary of the investments where the fair value is not readily determinable and NAV is used as a practical expedient as of December 31, 2025 is presented by strategy type below:

Strategy	Fair Value	Unfunded Commitments	Redemption Frequency (if currently eligible)	Redemption Notice Period
Equity	$44,357	$—	(1)	(1)
Real Estate	27,352	—	(2)	(2)
Infrastructure	818,372	71,987	(3)	(3)
Credit Driven	6,146	—	(4)	(4)

	$896,227	$71,987

1
85

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(1)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 99% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date. Investments representing 1% of fair value of the investments in this category are in liquidation.

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

Equity Securities Subject to Sale Restrictions
Within
 Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of $
559.1

million as of December 31, 2025. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include (a) certain phased restrictions on sale or transfer, (b) underwriter lock-ups and (c) sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is
1.7
years. Level III equity securities included in Investments of Consolidated Blackstone Funds are illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements. Investments within Other Investments subject to restrictions on sale or transfer as a result of pledge arrangements are discussed in Note 18. “Commitments and Contingencies — Contingencies — Strategic Ventures.”

1
86

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Level III Quantitative Inputs and Assumptions
The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2025. Consistent with presentation in these Notes to Consolidated Financial Statements, this table presents the Level III Investments only of Consolidated Blackstone Funds and therefore does not reflect any other Blackstone Funds.

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$4,103,478	Discounted Cash Flows	Discount Rate	4.3% - 41.1%	10.2%	Lower
			Exit Multiple - EBITDA	5.0 x - 30.6 x	16.6 x	Higher
			Exit Capitalization Rate	3.1% - 15.3%	5.1%	Lower
Debt Instruments	20,612	Discounted Cash Flows	Discount Rate	6.1% - 20.0%	12.2%	Lower

Total Investments of Consolidated Blackstone Funds	4,124,090
Corporate Treasury Investments	181,052	Discounted Cash Flows	Discount Rate	8.7% - 11.1%	9.9%	Lower
		Third-Party Pricing	n/a
Loans and Receivables	205,158	Discounted Cash Flows	Discount Rate	7.4% - 18.3%	8.3%	Lower
		Other	n/a
Other Investments (b)	201,757	Discounted Cash Flows	Discount Rate	7.2% - 7.9%	7.5%	Lower
		Transaction Price	n/a

	$4,712,057

Financial Liabilities
Freestanding Derivatives (c)	$1,124,147	Option Pricing Model	Volatility	5.7% - 5.8%	5.7%	Higher
Other Liabilities (d)	597	Third-Party Pricing	n/a
		Other	n/a

	$1,124,744

1
87

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2024:

	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted- Average (a)	Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests	$3,158,254	Discounted Cash Flows	Discount Rate	4.2% - 39.1%	10.4%	Lower
			Exit Multiple - EBITDA	4.0 x - 30.6 x	15.4 x	Higher
			Exit Capitalization Rate	3.1% - 15.0%	5.2%	Lower
Debt Instruments	15,188	Third-Party Pricing	n/a

Total Investments of Consolidated Blackstone Funds	3,173,442
Corporate Treasury Investments	450,345	Third-Party Pricing	n/a
		Transaction Price	n/a
Loans and Receivables	100,866	Discounted Cash Flows	Discount Rate	8.4% - 11.2%	9.3%	Lower
Other Investments (b)	189,675	Discounted Cash Flows	Discount Rate	7.1% - 7.7%	7.4%	Lower
		Third-Party Pricing	n/a

	$3,914,328

Financial Liabilities
Freestanding Derivatives (c)	$938,216	Option Pricing Model	Volatility	6.0%	n/a	Higher
Other Liabilities (d)	872	Third-Party Pricing	n/a
		Other	n/a

	$939,088

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of December 31, 2025 and 2024, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entity is used to project the expected returns relevant for the fair value of the derivative.
(d)	As of December 31, 2025 and 2024, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.
During the year ended December 31, 2025, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.

1
88

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

	Level III Financial Assets at Fair Value Year Ended December 31,
	2025				2024
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$3,173,442	$100,866	$624,412	$3,898,720	$2,683,631	$60,738	$373,024	$3,117,393
Transfer In Due to Consolidation and Acquisition	—	—	—	—	85,540	—	—	85,540
Transfer Out Due to Deconsolidation	(753,196)	—	—	(753,196)	(14,237)	—	—	(14,237)
Transfer Into Level III (b)	1,858	—	—	1,858	35,547	—	109,347	144,894
Transfer Out of Level III (b)	(582,225)	—	—	(582,225)	(35,373)	—	(58)	(35,431)
Purchases	2,378,212	963,845	298,688	3,640,745	694,710	857,245	465,775	2,017,730
Sales	(484,081)	(860,552)	(639,466)	(1,984,099)	(214,743)	(784,457)	(307,926)	(1,307,126)
Issuances	—	4,573	—	4,573	—	30,028	—	30,028
Settlements (c)	—	(26,481)	(18,888)	(45,369)	—	(74,742)	(21,261)	(96,003)
Changes in Gains (Losses) Included in Earnings	390,080	22,907	45,450	458,437	(61,633)	12,054	5,511	(44,068)

Balance, End of Period	$4,124,090	$205,158	$310,196	$4,639,444	$3,173,442	$100,866	$624,412	$3,898,720

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$177,821	$(1,225)	$14,885	$191,481	$(9,279)	$(1,297)	$(1,368)	$(11,944)

	Level III Financial Liabilities at Fair Value Year Ended December 31,
	2025			2024
	Freestanding Derivatives	Other Liabilities	Total	Freestanding Derivatives	Other Liabilities	Total
Balance, Beginning of Period	$938,216	$872	$939,088	$563,986	$1,651	$565,637
Changes in Losses (Gains) Included in Earnings	185,931	(275)	185,656	374,230	(779)	373,451

Balance, End of Period	$1,124,147	$597	$1,124,744	$938,216	$872	$939,088

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date	$185,931	$(275)	$185,656	$374,230	$(779)	$373,451

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

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
non-consolidated
VIEs and any clawback obligation relating to previously distributed Performance Allocations. Blackstone’s maximum exposure to loss relating to non-consolidated
VIEs was as follows:

	December 31, 2025	December 31, 2024
Investments	$5,118,786	$4,537,481
Due from Affiliates	344,342	242,109
Potential Clawback Obligation	42,291	41,908

Maximum Exposure to Loss	$5,505,419	$4,821,498

Amounts Due to Non-Consolidated VIEs	$623	$855

9.	Repurchase Agreements
As of December
 31, 2025, Blackstone pledged securities with a carrying value of $
289.2
 million. As of December 31, 2024, Blackstone pledged securities with a carrying value of $
6.8
million.

1
90

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table provides information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged as of December 31, 2025.

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Loans	$—	$103,835	$176,196	$9,187	$289,218

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$289,218

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements
Loans	$—	$6,758	$—	$—	$6,758
Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 11. “Offsetting of Assets and Liabilities”					$6,758

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 11. “Offsetting of Assets and Liabilities”					$—

10.	Other Assets
Other Assets consists of the following:

	December 31,
	2025	2024
Furniture, Equipment and Leasehold Improvements	$952,583	$989,518
Less: Accumulated Depreciation	(431,394)	(483,200)

Furniture, Equipment and Leasehold Improvements, Net	521,189	506,318
Prepaid Expenses	315,338	192,777
Freestanding Derivatives	134,557	180,309
Other	186,635	68,455

	$1,157,719	$947,859

Depreciation
 expense of $98.0
 million, $
98.8
 million and $
94.1
 million related to furniture, equipment and leasehold improvements for the years ended December 31, 2025, 2024 and 2023, respectively, is included in General, Administrative and Other in the Consolidated Statements of Operations.

1
91

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of December
31
, 2025 and 2024:

	December 31, 2025
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$147,337	$110,792	$26,421	$10,124

	December 31, 2025
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Pledged	Net Amount
Liabilities
Freestanding Derivatives	$127,392	$110,948	$32	$16,412
Repurchase Agreements	289,218	289,218	—	—

	$416,610	$400,166	$32	$16,412

	December 31, 2024
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$193,552	$122,391	$54,388	$16,773

1
92

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except
Wher
e Noted)

	December 31, 2024
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
		Financial Instruments (a)	Cash Collateral Pledged
Liabilities
Freestanding Derivatives	$137,551	$125,056	$10	$12,485
Repurchase Agreements	6,758	6,758	—	—

	$144,309	$131,814	$10	$12,485

(a)
Amounts presented are inclusive of both legally enforceable master netting agreements and financial instruments received or pledged as collateral. Financial instruments received or pledged as collateral offset derivative counterparty risk exposure, but do not reduce net exposure to the Consolidated Statement of Financial Condition.

Repurchase Agreements and Freestanding Derivative liabilities are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Consolidated Statements of Financial Condition. See Note 10. “Other Assets” for the components of Other Assets.
Notional Pooling Arrangements
Blackstone
 has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of December 31, 2025, the aggregate cash balance on deposit relating to the cash pooling arrangements was $
781.0
 million, which was off
se
t and reported net of the accompanying overdraft of $
780.9
 million.

12.	Borrowings
On October
16, 2025, Blackstone Holdings Finance Co. L.L.C., as borrower, and Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, entered into an amended and restated $
4.325

billion revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders party thereto. The Revolving Credit Facility amends and restates Blackstone’s existing revolving credit facility to, among other things, extend the maturity date from
December 15, 2028
to
October 16, 2030
and increase the aggregate required minimum amount of fee generating assets under management.
On November
3, 2025, Blackstone, through its subsidiary Blackstone Reg Finance Co. L.L.C., issued $
600
 million aggregate principal amount of senior notes due November 3, 2030 (the “Registered 2030 Notes”), and $
600
 million aggregate principal amount of senior notes due February 15, 2036 (the “Registered 2036 Notes” and, together with the Registered 2030 Notes, the “Registered Notes”), pursuant to a Registration Statement on Form
S-3.
The Registered 2030 Notes have an interest rate of
4.300
% per annum, and the Registered 2036 Notes have an interest rate of
4.950
%. The Registered Notes accrue interest from November 3, 2025. Interest on the Registered 2030 Notes is payable semi-annually in arrears on May 3 and November 3 of each year commencing on May 3, 2026. Interest on the Registered 2036 Notes is payable semi-annually in arrears on February 15 and August 15 of each year commencing on February 15, 2026.

1
93

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

All of Blackstone’s outstanding senior notes as of December 31, 2025 are unsecured
and
unsubordinated obligations of Blackstone Holdings Finance Co. L.L.C. or Blackstone Reg Finance Co. L.L.C. (together, the “Issuers”), as applicable, both indirect subsidiaries of Blackstone, that are fully and unconditionally guaranteed by Blackstone Inc. and its indirect subsidiaries, Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. (the “Guarantors”). The guarantees are unsecured and unsubordinated obligations of the Guarantors. Transaction costs related to senior note issuances have been capitalized and are amortized over the life of each respective note issuance.
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

1
94

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2025			2024
	Credit Available	Borrowing Outstanding	Effective Interest Rate	Credit Available	Borrowing Outstanding	Effective Interest Rate
Revolving Credit Facility (a)	$4,325,000	$—	—	$4,325,000	$—	—
Blackstone Issued Senior Notes (b)
2.000%, Due 5/19/2025	—	—	—	310,620	310,620	2.10%
1.000%, Due 10/5/2026	704,760	704,760	1.26%	621,240	621,240	1.13%
3.150%, Due 10/2/2027	300,000	300,000	3.30%	300,000	300,000	3.30%
5.900%, Due 11/3/2027	600,000	600,000	6.13%	600,000	600,000	6.13%
1.625%, Due 8/5/2028	650,000	650,000	1.79%	650,000	650,000	1.79%
1.500%, Due 4/10/2029	704,760	704,760	1.73%	621,240	621,240	1.56%
2.500%, Due 1/10/2030	500,000	500,000	2.73%	500,000	500,000	2.73%
4.300%, Due 11/3/2030	600,000	600,000	4.59%	—	—	—
1.600%, Due 3/30/2031	500,000	500,000	1.71%	500,000	500,000	1.71%
2.000%, Due 1/30/2032	800,000	800,000	2.18%	800,000	800,000	2.18%
2.550%, Due 3/30/2032	500,000	500,000	2.67%	500,000	500,000	2.67%
6.200%, Due 4/22/2033	900,000	900,000	6.33%	900,000	900,000	6.33%
3.500%, Due 6/1/2034	587,300	587,300	4.22%	517,700	517,700	3.79%
5.000%, Due 12/6/2034	750,000	750,000	5.16%	750,000	750,000	5.23%
4.950%, Due 2/15/2036	600,000	600,000	5.15%	—	—	—
6.250%, Due 8/15/2042	250,000	250,000	6.65%	250,000	250,000	6.65%
5.000%, Due 6/15/2044	500,000	500,000	5.16%	500,000	500,000	5.16%
4.450%, Due 7/15/2045	350,000	350,000	4.56%	350,000	350,000	4.56%
4.000%, Due 10/2/2047	300,000	300,000	4.20%	300,000	300,000	4.20%
3.500%, Due 9/10/2049	400,000	400,000	3.61%	400,000	400,000	3.61%
2.800%, Due 9/30/2050	400,000	400,000	2.88%	400,000	400,000	2.88%
2.850%, Due 8/5/2051	550,000	550,000	2.91%	550,000	550,000	2.91%
3.200%, Due 1/30/2052	1,000,000	1,000,000	3.27%	1,000,000	1,000,000	3.27%

	16,771,820	12,446,820		15,645,800	11,320,800
Other (c)
Secured Borrowing, Due 10/27/2033	—	—	—	19,949	19,949	6.94%
Secured Borrowing, Due 1/29/2035	—	—	—	20,000	20,000	6.94%

	16,771,820	12,446,820		15,685,749	11,360,749

Borrowings of Consolidated Blackstone Funds
Blackstone Fund Facilities (d)	129,767	129,767	7.12%	—	—	—
CLO Notes Payable (e)	—	—	—	99,419	99,419	8.72%

	129,767	129,767		99,419	99,419

	$16,901,587	$12,576,587		$15,785,168	$11,460,168

1
95

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
The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning
assets under management, each tested quarterly. As of December 31, 2025 and 2024, Blackstone had outstanding but undrawn letters of credit against the Revolving Credit Facility of $39.3 million and $38.9 million, respectively. The amount Blackstone can draw from the
Revolving
Credit Facility is reduced by the undrawn letters of credit, however the Credit Available presented herein is not reduced by the undrawn letters of credit. In February 2026, Blackstone drew $900.0 million under the Revolving Credit Facility.

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

(c)	The Secured Borrowings Due 10/27/2033 and 1/29/2035 were repaid during the year ended December 31, 2025.
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
. For periods prior to December 31, 2025, a portion of the outstanding borrowings consisted of subordinated notes, which did not have contractual interest rates but instead received distributions from the excess cash flows generated by the CLO vehicles. As of December 31, 2025, the CLO Notes Payable were fully deconsolidated, and there are no outstanding borrowings for the current period.

The following table presents the general characteristics of each of Blackstone’s borrowings as of December 31, 2025 and 2024, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone Holdings Finance Co. L.L.C. or Blackstone Reg Finance Co. L.L.C., as applicable, both indirect subsidiaries of Blackstone. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual
basis or annual basis. The Secured Borrowings were issued at par, accrue interest from the issue date thereof and pay interest in arrears on a quarterly basis. CLO Notes Payable pay interest in arrears on a quarterly basis.

Blackstone
Inc.
Notes
to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2025		2024
Description	Carrying Value	Fair Value	Carrying Value	Fair Value
Blackstone Operating Borrowings
Senior Notes (a)
2.000%, Due 5/19/2025	$—	$—	$315,860	$309,502
1.000%, Due 10/5/2026	711,022	696,585	624,078	601,801
3.150%, Due 10/2/2027	299,264	295,941	298,864	287,007
5.900%, Due 11/3/2027	597,667	619,068	596,505	617,550
1.625%, Due 8/5/2028	647,359	610,688	646,374	579,189
1.500%, Due 4/10/2029	713,034	673,772	626,043	584,295
2.500%, Due 1/10/2030	495,590	467,930	494,568	444,970
4.300%, Due 11/3/2030	594,461	600,162	—	—
1.600%, Due 3/30/2031	497,384	435,810	496,911	403,415
2.000%, Due 1/30/2032	791,761	689,088	790,508	644,816
2.550%, Due 3/30/2032	496,635	444,025	496,146	417,830
6.200%, Due 4/22/2033	893,266	975,870	892,561	946,818
3.500%, Due 6/1/2034	559,079	582,161	489,624	522,877
5.000%, Due 12/6/2034	741,552	757,718	741,218	726,023
4.950%, Due 2/15/2036	594,586	596,592	—	—
6.250%, Due 8/15/2042	240,076	264,443	239,756	254,095
5.000%, Due 6/15/2044	490,561	466,615	490,261	457,335
4.450%, Due 7/15/2045	344,996	302,855	344,840	290,836
4.000%, Due 10/2/2047	291,605	236,016	291,372	230,337
3.500%, Due 9/10/2049	392,808	286,888	392,618	277,496
2.800%, Due 9/30/2050	394,405	246,808	394,252	238,256
2.850%, Due 8/5/2051	543,643	345,164	543,478	329,791
3.200%, Due 1/30/2052	987,969	670,740	987,682	652,770

	12,318,723	11,264,939	11,193,519	9,817,009
Other (b)
Secured Borrowing, Due 10/27/2033	—	—	19,949	19,949
Secured Borrowing, Due 1/29/2035	—	—	20,000	20,000

	12,318,723	11,264,939	11,233,468	9,856,958

Borrowings of Consolidated Blackstone Funds
Blackstone Fund Facilities	126,421	129,767	—
CLO Notes Payable	—	—	87,488	87,488

	126,421	129,767	87,488	87,488

	$12,445,144	$11,394,706	$11,320,956	$9,944,446

(a)	Fair value is determined by broker quote and these notes would be classified as Level II within the fair value hierarchy.
(b)	The Secured Borrowings Due 10/27/2033 and 1/29/2035 were repaid during the year ended December 31, 2025.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Scheduled principal payments for borrowings at December 31, 2025 were as follows:

	Blackstone Operating Borrowings	Borrowings of Consolidated Blackstone Funds	Total Borrowings
2026	$704,760	$—	$704,760
2027	900,000	—	900,000
2028	650,000	—	650,000
2029	704,760	—	704,760
2030	1,100,000	129,767	1,229,767
Thereafter	8,387,300	—	8,387,300

	$12,446,820	$129,767	$12,576,587

13. Leases
Blackstone enters into
non-cancelable
lease and sublease agreements primarily for office space, which expire on various dates through 2043. In addition to contractual rent payments, which are generally subject to escalation provisions, occupancy lease agreements may include payments for certain costs incurred by the landlord, such as building expenses and utilities. To the extent these costs are fixed or determinable, they are included as part of the minimum lease payments used to measure the Operating Lease Liability and are included in Straight-Line Lease Cost. At December 31, 2025 and 2024, Blackstone maintained irrevocable standby letters of credit and cash deposits as security for the leases of $15.1 million and $14.1 million, respectively. As of December 31, 2025, the weighted-average remaining lease term was 7.4 years, and the weighted-average discount rate was 3.5%.
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating Lease Cost
Straight-Line Lease Cost (a)	$149,490	$156,680	$160,534
Variable Lease Cost (b)	28,584	20,222	15,268
Sublease Income	(206)	(65)	(63)

	$177,868	$176,837	$175,739

(a)	Straight-line lease cost includes short-term leases, which are immaterial.
(b)	Variable lease cost approximates variable lease cash payments.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Operating Cash Flows for Operating Lease Liabilities	$187,012	$145,388	$127,183
Non-Cash Right-of-Use Assets Obtained in Exchange for New Operating Lease Liabilities	$41,689	$129,451	$117,155

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table shows the undiscounted cash flows on an annual basis for Operating Lease Liabilities as of December 31, 2025:

2026	$160,648
2027	156,893
2028	147,780
2029	120,754
2030	62,175
Thereafter	231,241

Total Lease Payments (a)	879,491
Less: Imputed Interest	(18,470)

Present Value of Operating Lease Liabilities	$861,021

(a)	Excludes signed leases that have not yet commenced.
14. Income Taxes
The Income Before Provision for Taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Income Before Provision (Benefit) for Taxes
U.S. Domestic Income	$6,721,171	$6,029,702	$2,577,184
Foreign Income	450,475	429,778	380,530

	$7,171,646	$6,459,480	$2,957,714

The Provision for Taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current
Federal Income Tax	$354,543	$424,659	$362,144
Foreign Income Tax	142,098	128,757	112,861
State and Local Income Tax	186,952	120,454	186,851

	683,593	673,870	661,856

Deferred
Federal Income Tax	362,993	265,749	(94,732)
Foreign Income Tax	(3,823)	(471)	(7,020)
State and Local Income Tax	82,260	82,523	(46,643)

	441,430	347,801	(148,395)

Provision for Taxes	$1,125,023	$1,021,671	$513,461

Effective Income Tax Rate	15.7%	15.8%	17.4%

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table reconciles the effective income tax rate to the U.S. federal statutory tax rate:

	Year Ended December 31, 2025
Income before Provision for Taxes	$7,171,646

Statutory U.S. Federal Tax Rate	$1,506,046	21.0%
State and Local Income Taxes, Net of Federal Benefit (a)	206,841	2.9%
Foreign Tax Effects	76,209	1.1%
Nontaxable or Nondeductible Items
Income Passed Through to Non-Controlling Interest Holders	(632,663)	-8.8%
Other Nontaxable or Nondeductible Items	30,471	0.4%
Other Adjustments	(61,881)	-0.9%

Effective Income Tax Rate	$1,125,023	15.7%

(a)	State and local taxes in New York State and New York City made up the majority (50% or greater) of the tax effect in this category.

			2024 vs.
	Year Ended December 31,
	2024	2023	2023
Statutory U.S. Federal Income Tax Rate	21.0%	21.0%	—
Income Passed Through to Non-Controlling Interest Holders	-9.0%	-8.2%	-0.8%
State and Local Income Taxes	2.9%	4.3%	-1.4%
Other	0.9%	0.3%	0.6%

Effective Income Tax Rate	15.8%	17.4%	-1.6%

Deferred income taxes reflect the net tax effects of temporary differences that may exist between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect for the year in which the differences are expected to reverse. A summary of the tax effects of the temporary differences is as follows:

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31,
	2025	2024
Deferred Tax Assets
Investment Basis Differences/Net Unrealized Gains and Losses	$1,879,975	$1,737,508
Other	211,605	287,639

Total Deferred Tax Assets Before Valuation Allowance	2,091,580	2,025,147
Valuation Allowance	(35,357)	(21,199)

Total Deferred Tax Assets	2,056,223	2,003,948

Deferred Tax Liabilities
Investment Basis Differences/Net Unrealized Gains and Losses	14,794	12,282
Other	1,681	1,953

Total Deferred Tax Liabilities	16,475	14,235

Net Deferred Tax Assets	$2,039,748	$1,989,713

The increase in the Net Deferred tax Assets for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to recognition of additional tax basis in certain assets and recording corresponding deferred tax benefits related to quarterly exchanges of Blackstone Holdings Partnership units for common shares of Blackstone Inc. Realization of deferred tax assets depends on the expectation and character of future taxable income. Blackstone has no significant net operating losses carryforward as of December 31, 2025.
Blackstone has determined that deferred tax assets recorded during the period primarily related to certain state and local tax credits are not more likely than not to be realized and therefore has established a valuation allowance of $
35.4
 million as of December 31, 2025.
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
Blackstone files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, Blackstone is subject to examination by federal and certain state, local and foreign tax authorities. As of December 31, 2025, the most material jurisdictions where Blackstone entities are under active examination are New York State and City. The following are the major filing jurisdictions and their respective earliest open period subject to examination:

Jurisdiction	Year

Federal	2022
New York City	2009
New York State	2016
United Kingdom	2011

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The Cash Payments for Income Taxes consists of the following:

Jurisdiction	Year Ended December 31, 2025
Federal (a)	$409,537
New York City	68,500
State — Other	2,999
Foreign	81,524

$562,560

(a)	Federal payments include cash paid for the transferable tax credits.
Blackstone’s unrecognized tax benefits, excluding related interest and penalties, were:

	December 31,
	2025	2024	2023
Unrecognized Ta x B enefits — January 1	$251,457	$210,778	$153,624
Additions Based on Tax Positions Related to Current Year	59,877	46,572	19,807
Reductions for Tax Positions of Current Year	—	—	(19,737)
Additions for Tax Positions of Prior Years	4,396	—	57,081
Reductions for Tax Positions of Prior Years	—	(6,111)	—
Settlements	(471)	—	—
Exchange Rate Fluctuations	339	218	3

Unrecognized Tax Benefits — December 31	$315,598	$251,457	$210,778

If recognized, the above tax benefits would reduce the annual effective rate. Blackstone believes the liability established for unrecognized tax benefits is adequate in relation to the potential for additional assessments. It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur during the twelve months subsequent to December 31, 2025; however, it is not possible to estimate the expected change to the total unrecognized tax benefits and its impact on Blackstone’s effective tax rate during the twelve months subsequent to December 31, 2025.
The unrecognized tax benefits are recorded in Accounts Payable, Accrued Expenses and Other Liabilities in the Consolidated Statements of Financial Condition.
During the years ended December 31, 2025, 2024 and 2023, Blackstone accrued no penalties and accrued interest expense related to unrecognized tax benefits of $
33.9
 million, $
29.1
 million and $
22.8
 million, respectively.
Other Income — Change in Tax Receivable Agreement Liability
In 2025 and 2024, the $
6.6
 million and $
(41.2
) million, respectively, Change in Tax Receivable Agreement Liability was primarily attributable to a change in Blackstone’s state tax apportionment.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

15. Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the years ended December 31, 2025, 2024 and 2023 was calculated as follows:

	Year Ended December 31,
	2025	2024	2023
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted	$3,019,214	$2,776,508	$1,390,880

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic	780,018,738	766,487,450	755,204,556
Weighted-Average Shares of Unvested Deferred Restricted Common Stock (a)	197,118	159,058	215,380

Weighted-Average Shares of Common Stock Outstanding, Diluted	780,215,856	766,646,508	755,419,936

Net Income Per Share of Common Stock
Basic	$3.87	$3.62	$1.84

Diluted	$3.87	$3.62	$1.84

Dividends Declared Per Share of Common Stock (b)	$4.69	$3.45	$3.32

(a)	For the years ended December 31, 2025 and 2024, this includes shares to be issued under the contingently issuable share model for an acquisition-related compensation arrangement.
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
The following table summarizes the anti-dilutive securities for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Weighted-Average Blackstone Holdings Partnership Units	447,702,475	455,306,643	460,897,953
Stockholders’ Equity
As of December 31
, 2025
, Blackstone had
10
 billion shares of preferred stock authorized with a par value of $
0.00001
 per share, of which (a)
999,999,000
shares are designated as Series I preferred stock and (b)
1,000
 shares are designated as Series II preferred stock. The remaining nine
 billion shares may be designated from time to time in accordance with Blackstone’s certificate of incorporation. There was one
share of Series I preferred stock and
one
 share of Series II preferred stock issued and outstanding as of December 31
, 2025
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
Share Repurchase Program
On July 16
, 2024
, Blackstone’s board of directors authorized the repurchase of up to $
2.0
 billion of common stock and Blackstone Holdings Partnership Units. This authorization replaced Blackstone’s prior $
2.0 billion repurchase authorization. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual numbers repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

During the year ended December 31
, 2023
, Blackstone repurchased
3.7
 million shares of common stock at a total cost of $
351.3
 million. During the year ended December 31
, 2024
, Blackstone repurchased
4.0
 million shares of common stock at a total cost of $
520.4
 million. During the year ended December 31
, 2025
, Blackstone repurchased
0.8
 million shares of common stock at a total cost of $
122.6
 million. As of December 31
, 2025
, the amount remaining available for repurchases under the program was $
1.7 billion.
Shares Eligible for Dividends and Distributions
As of December 31, 2025, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

Shares/Units
Common Stock Outstanding	748,688,068
Unvested Participating Common Stock	34,494,942

Total Participating Common Stock	783,183,010
Participating Blackstone Holdings Partnership Units	445,586,312

1,228,769,322

16.	Equity-Based Compensation
Blackstone has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner
professionals,
non-professionals
and selected external advisers under Blackstone’s Amended and Restated 2007
Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, share appreciation rights or other share-based awards (shares, restricted shares, restricted shares of common stock, deferred restricted shares of common stock, phantom restricted shares of common stock or other share-based awards based in whole or in part on the fair value of shares of common stock or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1
, 2025
, Blackstone had the ability to grant
174,967,230
 shares under the Equity Plan.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the years ended December 31
, 2025
, 2024
and 2023
, Blackstone recorded compensation expense of $
1.4
 billion, $
1.2
 billion and $
987.5
 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $
309.7
 million, $
298.2
 million and $
183.4
 million, respectively.
As of December 31
, 2025
, there was $
2.6
 billion of estimated unrecognized compensation expense related to unvested awards, including compensation with performance conditions where it is probable that the performance condition will be met. This cost is expected to be recognized over a weighted-average period of
3.4
 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,228,831,817 as of December 31
, 2025
. Total outstanding phantom shares were
81,112
as of December 31
, 2025
.
A summary of the status of Blackstone’s unvested equity-based awards as of December 31, 2025 and of changes during the period January 1, 2025 through December 31, 2025 is presented below:

	Blackstone Holdings		Blackstone Inc.
			Equity Settled Awards		Cash Settled Awards
Unvested Shares/Units	Partnership Units	Weighted- Average Grant Date Fair Value	Deferred Restricted Shares of Common Stock	Weighted- Average Grant Date Fair Value	Phantom Shares	Weighted- Average Grant Date Fair Value
Balance, December 31, 2024	850,409	$33.83	33,928,570	$103.44	70,517	$187.66
Granted	—	—	11,145,454	147.38	22,498	139.99
Vested	(623,521)	34.49	(14,187,921)	98.81	(22,046)	163.16
Forfeited	—	—	(1,465,391)	118.53	(4,028)	154.41

Balance, December 31, 2025	226,888	$32.02	29,420,712	$122.07	66,941	$146.70

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of December 31, 2025, are expected to vest
:

	Shares/Units	Weighted-Average Service Period in Years
Blackstone Holdings Partnership Units (a)	226,888	—
Deferred Restricted Shares of Common Stock	25,237,338	2.6

Total Equity-Based Awards	25,464,226	2.6

Phantom Shares	56,764	2.8

(a)	Each of the remaining unvested units fully vested on January 1, 2026.
Deferred Restricted Shares of Common Stock and Phantom Shares
Blackstone has granted deferred restricted shares of common stock to certain senior and non-senior
managing director professionals, analysts and senior finance and administrative personnel and selected external advisers and phantom shares (cash settled equity-based awards) to other senior and non-senior
managing director employees. Holders of deferred restricted shares of common stock and phantom shares are not entitled to any voting rights. Only phantom shares are to be settled in cash. Deferred restricted shares of common stock where the number of shares have not been set a re
liability classified
and
excluded from
the
above tables.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The fair values of deferred restricted shares of common stock have been derived based on the closing price of common stock on the date of the grant, m ultipli
ed by the number of unvested awards and expensed over the assumed service period, which ranges from 1 to
5
years. Additionally, the calculation of the compensation expense assumes forfeiture rates based on historical turnover rates, ranging from
1.0
% to
13.4
% annually by employee class, and a per share discount on
non-participating
shares, ranging from $
1.07
to $
24.23
.
The phantom shares vest over the assumed service period, which ranges from 1 to
5
years. On each such vesting date, Blackstone delivered or will deliver cash to the holder in an amount equal to the number of phantom shares held multiplied by the then fair market value of Blackstone’s common stock on such date. Additionally, the calculation of the compensation expense assumes a forfeiture rate based on historical turnover rates, ranging from
7.4
% to
13.4
% annually by employee class. Blackstone is accounting for these cash settled awards as a liability.
Blackstone paid $3.2
 million, $
3.9
 million and $
1.7
 million to employees in settlement of phantom shares for the years ended December 31
, 2025
, 2024
and 2023
, respectively.
Performance-Based Compensation
During the year ended December 31
, 2021
, Blackstone issued performance-based compensation, the dollar value of which is based on the future achievement of established business performance conditions. The number of vested shares of common stock to be issued is variable based on the
30-day
volume weighted-average price at the end of the performance period. Due to the nature of settlement, the performance-based compensation is classified as a liability. Compensation expense is recognized over the performance period based upon the probable outcome of the performance condition. Due to the variable share settlement, the tables above exclude the impact of this performance-based compensation, as the number of shares to be issued is based on the probability of achieving the performance condition and not yet set.
Blackstone Holdings Partnership Units
Blackstone has granted deferred restricted Blackstone Holdings Partnership Units to certain current and former senior managing directors. Holders of deferred restricted Blackstone Holdings Partnership Units are not entitled to any voting rights.
The fair values of deferred restricted Blackstone Holdings Partnership Units have been derived based on the closing price of Blackstone’s common units on the date of the grant, multiplied by the number of unvested awards and expensed over the assumed service period. Additionally, the calculation of the compensation expense assumes a forfeiture rate of 7.4%, based on historical data.
As of December 31, 2025, substantially all service conditions associated with Blackstone Holdings Partnership Units had been satisfied, and the remaining units, which were unvested as of that date, fully vested on January 1,
2026
.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

17. Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	December 31,
	2025	2024
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies	$5,047,814	$4,049,707
Due from Certain Non-Controlling Interest Holders and Blackstone Employees	1,036,117	1,191,527
Accrual for Potential Clawback of Previously Distributed Performance Allocations	273,531	168,081

	$6,357,462	$5,409,315

	December 31,
	2025	2024
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements	$2,076,205	$1,844,978
Due to Non-Consolidated Entities	237,983	208,537
Due to Certain Non-Controlling Interest Holders and Blackstone Employees	103,977	255,086
Accrual for Potential Repayment of Previously Received Performance Allocations	806,267	499,547

	$3,224,432	$2,808,148

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of December 31
, 2025
and 2024
, such investments aggregated to $
2.2
 billion and $
2.0
 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated $
187.0
 million, $
176.0
 million and $
87.8
 million for the years ended December 31
, 2025
, 2024
and 2023
, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of December 31, 2025. See Note 18. “Commitments and Contin
ge
ncies — Contingencies — Contingent Obligations (Clawback).”

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
Blackstone has entered into tax receivable agreements with each of the predecessor owners. In addition, others who acquire Blackstone Holdings Partnership Units, including senior managing directors, execute tax receivable agreements. The agreements provide for the payment by the corporate taxpayer to such owners of
85
% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the corporate taxpayers actually realize as a result of the aforementioned increases in tax basis and of certain other tax benefits related to entering into these tax receivable agreements. For purposes of the tax receivable agreements, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayers would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreements.
Assuming no
future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $
2.1
 billion over the next
15
 years. The
after-tax
net present value of these estimated payments totals $
699.3
 million assuming a
15
% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above. Subsequent to December 31
, 2025
, payments totaling $
70.6
 million were made to certain
pre-IPO
owners and others mentioned above in accordance with the tax receivable agreement and related to tax benefits Blackstone received for the 2024 taxable year.
Amounts related to the deferred tax asset resulting from the increase in tax basis from the exchange of Blackstone Holdings Partnership Units to shares of Blackstone common stock, the resulting remeasurement of net deferred tax assets at the Blackstone ownership percentage at the date of the Consolidated Statement of Financial Condition, the due to affiliates for the future payments resulting from the tax receivable agreements and resulting adjustment to partners’ capital are included as Deferred Tax Asset Effects from Equity Transactions in the Supplemental Disclosure of
Non-Cash
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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

18. Commitments and Contingencies
Commitments
Investment Commitments
Blackstone had $
6.5
 billion of investment commitments as of December 31
, 2025
representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone Funds had signed investment commitments of $
797.4
 million as of December 31
, 2025
, which includes $
98.6
 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Regulated Entities
Certain U.S. and
non-U.S.
entities are subject to various investment adviser and other financial regulatory rules and requirements that may include minimum net capital requirements. These entities have continuously operated in excess of these requirements. This includes a number of U.S. entities that are registered as investment advisers with the SEC.
These regulatory capital requirements may restrict Blackstone’s ability to withdraw capital from its entities. At December 31
, 2025
, $
116.2
 million of net assets of consolidated entities may be restricted as to the payment of cash dividends and advances to Blackstone.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $
24.7
 million as of December 31
, 2025
.
The
 Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP. The amount guaranteed as of December 31
, 2025
was $
82.0
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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For each such arrangement, an asset or liability is recognized b ase
d on fair value with the maximum potential future obligation in respect of the target return capped at the fair value of the assets pledged by Blackstone in connection with the respective arrangement. As of December 31, 2025, across both arrangements, the fair value of the total assets pledged was $1.5 billion and the total liability recognized was $1.1 billion.
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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

In April 2021, the AG filed an action (the “Declaratory Judgment Action”) against BLP and the other fund manager defendants from the Mayberry Action in Franklin County Circuit Court, seeking a declaration that certain provisions in the subscription agreements with KRS violate the Kentucky Constitution. In August 2024, the Kentucky Supreme Court granted BLP’s motion for discretionary review of the Circuit Court’s grant of summary judgment to the AG. The appeal is fully briefed and pending.
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
In January 2025, we and several other defendants entered into a settlement agreement with KRS and the Commonwealth of Kentucky that, subject to approval by the Franklin County Circuit Court and certain requirements, would have resolved all claims against these defendants in the AG’s actions, resolved BLP’s breach-of-contract
claims, and barred all claims against the Blackstone Defendants in Taylor I and Taylor II without any admission of wrongdoing. The settlement included an $82.5 million cash settlement divided among several defendants, of which our portion would have been expected to be covered by insurance. In January 2025, the settling parties moved for court approval of the settlement. Taylor II plaintiffs objected. In May 2025, the Court declined to enter an approval order, holding that the Court’s approval is unnecessary and stating that the parties may settle as they see fit. Because an approval order was a condition to the settlement, the settlement agreement was terminated. While the parties are continuing their discussions, they have not reached a new settlement.
Our financial results for the year ended December 31, 2025 include an accrual for the estimated liability related to this matter.
Contingent Obligations (Clawback)
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone funds, which may have an interim clawback liability. The lives of the funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through
2038
. Further extensions of such terms may be implemented under given circumstances.
For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to such fund’s realized investments. The liability is based on the general partner’s net obligation to the fund assuming all remaining investments were realized as of the end of each reporting period at the fair value of the underlying investments.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	December 31,
	2025			2024
Segment	Blackstone Holdings	Current and Former Personnel (a)	Total (b)	Blackstone Holdings	Current and Former Personnel (a)	Total (b)
Real Estate	$448,096	$227,924	$676,020	$316,749	$158,346	$475,095
Private Equity	84,640	45,607	130,247	15,044	6,273	21,317
Credit & Insurance	—	—	—	1,468	1,667	3,135

	$532,736	$273,531	$806,267	$333,261	$166,286	$499,547

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 17. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
During the year ended December 31, 2025, the Blackstone general partners paid a cash clawback obligation of

$
52.3

million related to interim and final cash clawbacks for funds in the Real Estate, Credit & Insurance and Private Equity segments, of which
$
31.6

million was paid by Blackstone Holdings and
$
20.7

million by current and former Blackstone personnel.
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the consolidated financial statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At December 31, 2025, $
1.2
 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at December 31, 2025, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $
(8.3)
 billion, on an
after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $
(7.7)
 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.
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
These business segments are differentiated by their various investment strategies. E ac
h of the segments primarily earns its income from management fees and investment returns on assets under management. Blackstone’s chief operating decision makers are its Chief Executive Officer and
Co-Founder
and its President and Chief Operating Officer.
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
Geographic Information
Blackstone conducts its business primarily in the United States with domestically generated revenues making up 68%, 68% and 70% of total GAAP revenues for the years ended December 31, 2025, 2024 and 2023, respectively. The table below presents the percentage of total GAAP revenues generated by Blackstone by geographic region. Revenues attributed to a geographic region are generally based on the geography of investments held by Blackstone and Blackstone Funds. The geography of an investment is generally the country of domicile for an asset or where a portfolio company is headquartered.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2025	2024	2023
Americas	80%	76%	78%
Europe, Middle East and Africa	13%	16%	15%
Asia-Pacific	7%	8%	7%

	100%	100%	100%

Blackstone’s long-lived assets are comprised of
Right-of-Use
Assets and Furniture, Equipment and Leasehold Improvements, Net. As of December 31, 2025 and 2024, Blackstone held long-lived assets in the United States of $
1.0
 billion and $
1.1
 billion, respectively. No individual foreign country constituted more than
10
% of Blackstone’s total long-lived assets as of December 31, 2025 and 2024.
Major Customer Information
For the years ended December 31, 2025, 2024 and 2023, Blackstone Private Credit Fund (“BCRED”) accounted for an aggregate of $
1.2
 billion, $
980.6
 million and $
762.6
 million of Management and Advisory Fees, Net and Incentive Fees, respectively. For the year ended December 31, 2023, BREIT accounted for $
839.9
 million of Blackstone’s Management and Advisory Fees, Net. BCRED and BREIT are vehicles in Blackstone’s Credit & Insurance segment and Real Estate segment, respectively. Generally, for purposes of major customer analysis, Blackstone identifies the customer as the investors in its managed investment vehicles. For certain widely held vehicles like BCRED and BREIT, however, the investment vehicle is determined to be the customer. Blackstone evaluates the major customer disclosure in the context of its revenue streams as determined under the GAAP guidance for contracts with customers which includes Management and Advisory Fees, Net and Incentive Fees.

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four
segments as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023.

	December 31, 2025 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$2,653,294	$2,457,981	$1,909,147	$528,435	$7,548,857
Transaction, Advisory and Other Fees, Net	141,696	362,531	74,115	4,489	582,831
Management Fee Offsets	(13,066)	(48,903)	(53,670)	—	(115,639)

Total Management and Advisory Fees, Net	2,781,924	2,771,609	1,929,592	532,924	8,016,049
Fee Related Performance Revenues	489,648	547,985	787,795	—	1,825,428
Fee Related Compensation	(690,292)	(961,448)	(869,636)	(169,325)	(2,690,701)
Other Operating Expenses	(370,001)	(482,312)	(450,401)	(110,525)	(1,413,239)

Fee Related Earnings	2,211,279	1,875,834	1,397,350	253,074	5,737,537

Realized Performance Revenues	268,773	1,670,108	386,729	489,919	2,815,529
Realized Performance Compensation	(130,361)	(704,938)	(161,493)	(93,803)	(1,090,595)
Realized Principal Investment Income	10,689	66,495	335,870	6,689	419,743

Total Net Realizations	149,101	1,031,665	561,106	402,805	2,144,677

Total Segment Distributable Earnings	$2,360,380	$2,907,499	$1,958,456	$655,879	$7,882,214

Segment Assets	$12,808,547	$19,747,965	$8,077,869	$2,352,308	$42,986,689

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	December 31, 2024 and the Year Then Ended
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$2,716,983	$2,027,855	$1,561,649	$474,395	$6,780,882
Transaction, Advisory and Other Fees, Net	175,010	176,469	44,354	3,855	399,688
Management Fee Offsets	(16,716)	(6,044)	(24,196)	(80)	(47,036)

Total Management and Advisory Fees, Net	2,875,277	2,198,280	1,581,807	478,170	7,133,534
Fee Related Performance Revenues	203,425	1,185,428	747,092	—	2,135,945
Fee Related Compensation	(674,965)	(1,164,237)	(755,620)	(144,500)	(2,739,322)
Other Operating Expenses	(380,321)	(391,309)	(371,354)	(105,108)	(1,248,092)

Fee Related Earnings	2,023,416	1,828,162	1,201,925	228,562	5,282,065

Realized Performance Revenues	200,974	1,392,447	313,092	380,518	2,287,031
Realized Performance Compensation	(101,011)	(633,491)	(129,814)	(86,930)	(951,246)
Realized Principal Investment Income (Loss)	14,522	52,356	39,855	(14,207)	92,526

Total Net Realizations	114,485	811,312	223,133	279,381	1,428,311

Total Segment Distributable Earnings	$2,137,901	$2,639,474	$1,425,058	$507,943	$6,710,376

Segment Assets	$11,573,910	$18,027,030	$8,668,716	$1,958,735	$40,228,391

	Year Ended December 31, 2023
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total Segments
Management and Advisory Fees, Net
Base Management Fees	$2,794,232	$1,903,972	$1,297,406	$470,237	$6,465,847
Transaction, Advisory and Other Fees, Net	78,483	108,848	44,542	4,019	235,892
Management Fee Offsets	(29,357)	(5,228)	(3,907)	(3)	(38,495)

Total Management and Advisory Fees, Net	2,843,358	2,007,592	1,338,041	474,253	6,663,244
Fee Related Performance Revenues	294,240	—	564,287	—	858,527
Fee Related Compensation	(675,880)	(619,678)	(628,064)	(164,488)	(2,088,110)
Other Operating Expenses	(325,050)	(329,221)	(323,773)	(106,289)	(1,084,333)

Fee Related Earnings	2,136,668	1,058,693	950,491	203,476	4,349,328

Realized Performance Revenues	244,358	1,343,865	317,620	155,259	2,061,102
Realized Performance Compensation	(123,299)	(584,154)	(140,210)	(48,354)	(896,017)
Realized Principal Investment Income	7,628	76,220	21,752	5,332	110,932

Total Net Realizations	128,687	835,931	199,162	112,237	1,276,017

Total Segment Distributable Earnings	$2,265,355	$1,894,624	$1,149,653	$315,713	$5,625,345

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the years ended December 31, 2025, 2024 and 2023 along with Total Assets as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	2023
Revenues
Total GAAP Revenues	$14,450,265	$13,229,968	$8,022,841
Less: Unrealized Performance Revenues (a)	(642,957)	(371,407)	1,691,788
Less: Unrealized Principal Investment (Income) Loss (b)	(171,440)	(271,868)	593,301
Less: Interest and Dividend Revenue (c)	(416,094)	(410,980)	(535,641)
Less: Other Revenue (d)	271,190	(123,166)	93,083
Impact of Consolidation (e)	(398,131)	(444,828)	(200,237)
Transaction-Related and Non-Recurring Items (f)	(17,214)	39,272	25,672
Intersegment Eliminations	1,130	2,045	2,998

Total Segment Revenue (g)	$13,076,749	$11,649,036	$9,693,805

	Year Ended December 31,
	2025	2024	2023
Expenses
Total GAAP Expenses	$7,702,607	$6,819,326	$4,981,130
Less: Unrealized Performance Allocations Compensation (h)	(376,962)	(140,021)	654,403
Less: Equity-Based Compensation (i)	(1,443,246)	(1,159,122)	(959,474)
Less: Interest Expense (j)	(497,095)	(444,417)	(429,521)
Impact of Consolidation (e)	(116,051)	(81,129)	(137,603)
Amortization of Intangibles (k)	(29,326)	(29,332)	(33,457)
Transaction-Related and Non-Recurring Items (f)	(30,185)	(17,100)	(309)
Administrative Fee Adjustment (l)	(16,337)	(11,590)	(9,707)
Intersegment Eliminations	1,130	2,045	2,998

Total Segment Expenses (m)	$5,194,535	$4,938,660	$4,068,460

	Year Ended December 31,
	2025	2024	2023
Other Income
Total GAAP Other Income (Loss)	$423,988	$48,838	$(83,997)
Impact of Consolidation (e)	(423,988)	(48,838)	83,997

Total Segment Other Income	$—	$—	$—

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2025	2024	2023
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$7,171,646	$6,459,480	$2,957,714
Less: Unrealized Performance Revenues (a)	(642,957)	(371,407)	1,691,788
Less: Unrealized Principal Investment (Income) Loss (b)	(171,440)	(271,868)	593,301
Less: Interest and Dividend Revenue (c)	(416,094)	(410,980)	(535,641)
Less: Other Revenue (d)	271,190	(123,166)	93,083
Plus: Unrealized Performance Allocations Compensation (h)	376,962	140,021	(654,403)
Plus: Equity-Based Compensation (i)	1,443,246	1,159,122	959,474
Plus: Interest Expense (j)	497,095	444,417	429,521
Impact of Consolidation (e)	(706,068)	(412,537)	21,363
Amortization of Intangibles (k)	29,326	29,332	33,457
Transaction-Related and Non-Recurring Items (f)	12,971	56,372	25,981
Administrative Fee Adjustment (l)	16,337	11,590	9,707

Total Segment Distributable Earnings	$7,882,214	$6,710,376	$5,625,345

	As of December 31,
	2025	2024
Total Assets
Total GAAP Assets	$47,708,975	$43,469,875
Impact of Consolidation (e)	(4,722,286)	(3,241,484)

Total Segment Assets	$42,986,689	$40,228,391

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
(d)
This adjustment removes Other Revenue on a segment basis. For the years ended December 31, 2025, 2024 and 2023, Other Revenue on a GAAP basis was $
(270.9)
 million, $
123.7
 million and $
(92.9)
 million and included $
(271.2)
 million, $
122.3
 million and $
(94.7)
 million of foreign exchange gains (losses), respectively.

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

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(g)	Total Segment Revenues is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Total Segment Management and Advisory Fees, Net	$8,016,049	$7,133,534	$6,663,244
Total Segment Fee Related Performance Revenues	1,825,428	2,135,945	858,527
Total Segment Realized Performance Revenues	2,815,529	2,287,031	2,061,102
Total Segment Realized Principal Investment Income	419,743	92,526	110,932

Total Segment Revenues	$13,076,749	$11,649,036	$9,693,805

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Total Segment Fee Related Compensation	$2,690,701	$2,739,322	$2,088,110
Total Segment Realized Performance Compensation	1,090,595	951,246	896,017
Total Segment Other Operating Expenses	1,413,239	1,248,092	1,084,333

Total Segment Expenses	$5,194,535	$4,938,660	$4,068,460

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Consolidated Statement of Operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Management and Advisory Fees, Net
GAAP	$8,075,601	$7,188,936	$6,671,260
Segment Adjustment (a)	(59,552)	(55,402)	(8,016)

Total Segment	$8,016,049	$7,133,534	$6,663,244

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2025	2024	2023
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$978,202	$964,178	$695,171
Investment Income — Realized Performance Allocations	3,662,243	3,457,746	2,223,841

GAAP	4,640,445	4,421,924	2,919,012
Total Segment
Less: Realized Performance Revenues	(2,815,529)	(2,287,031)	(2,061,102)
Segment Adjustment (b)	512	1,052	617

Total Segment	$1,825,428	$2,135,945	$858,527

	Year Ended December 31,
	2025	2024	2023
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$3,671,193	$3,048,229	$2,785,447
Incentive Fee Compensation	274,902	373,586	281,067
Realized Performance Allocations Compensation	1,297,472	1,432,217	900,859

GAAP	5,243,567	4,854,032	3,967,373
Total Segment
Less: Realized Performance Compensation	(1,090,595)	(951,246)	(896,017)
Less: Equity-Based Compensation — Fee Related Compensation	(1,412,703)	(1,143,054)	(946,575)
Less: Equity-Based Compensation — Performance Compensation	(30,543)	(16,068)	(12,899)
Segment Adjustment (c)	(19,025)	(4,342)	(23,772)

Total Segment	$2,690,701	$2,739,322	$2,088,110

	Year Ended December 31,
	2025	2024	2023
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$1,524,548	$1,361,909	$1,117,305
Segment Adjustment (d)	(111,309)	(113,817)	(32,972)

Total Segment	$1,413,239	$1,248,092	$1,084,333

Blackstone Inc.
Notes to Consolidated Financial Statements—Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	Year Ended December 31,
	2025	2024	2023
Realized Performance Revenues
GAAP
Incentive Fees	$978,202	$964,178	$695,171
Investment Income — Realized Performance Allocations	3,662,243	3,457,746	2,223,841

GAAP	4,640,445	4,421,924	2,919,012
Total Segment
Less: Fee Related Performance Revenues	(1,825,428)	(2,135,945)	(858,527)
Segment Adjustment (b)	512	1,052	617

Total Segment	$2,815,529	$2,287,031	$2,061,102

	Year Ended December 31,
	2025	2024	2023
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$274,902	$373,586	$281,067
Realized Performance Allocations Compensation	1,297,472	1,432,217	900,859

GAAP	1,572,374	1,805,803	1,181,926
Total Segment
Less: Fee Related Performance Compensation (e)	(451,236)	(838,489)	(273,010)
Less: Equity-Based Compensation — Performance Compensation	(30,543)	(16,068)	(12,899)

Total Segment	$1,090,595	$951,246	$896,017

	Year Ended December 31,
	2025	2024	2023
Realized Principal Investment Income
GAAP	$697,632	$332,258	$303,823
Segment Adjustment (f)	(277,889)	(239,732)	(192,891)

Total Segment	$419,743	$92,526	$110,932

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
There have been no events since December 31, 2025 that require recognition or disclosure in the consolidated financial statements.

Item 8A.	Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	December 31, 2025
	Consolidated Operating Partnerships	Consolidated Blackstone Funds (a)	Reclasses and Eliminations	Consolidated
Assets
Cash and Cash Equivalents	$2,631,241	$—	$—	$2,631,241
Cash Held by Blackstone Funds and Other	—	223,441	—	223,441
Investments	28,046,783	5,180,879	(1,015,551)	32,212,111
Accounts Receivable	275,370	16,388	—	291,758
Due from Affiliates	6,055,038	367,387	(64,963)	6,357,462
Intangible Assets, Net	131,359	—	—	131,359
Goodwill	1,890,202	—	—	1,890,202
Other Assets	1,143,014	14,705	—	1,157,719
Right-of-Use Assets	757,459	—	—	757,459
Deferred Tax Assets	2,056,223	—	—	2,056,223

Total Assets	$42,986,689	$5,802,800	$(1,080,514)	$47,708,975

Liabilities and Equity
Loans Payable	$12,318,723	$126,421	$—	$12,445,144
Due to Affiliates	3,046,459	245,222	(67,249)	3,224,432
Accrued Compensation and Benefits	6,411,389	—	—	6,411,389
Operating Lease Liabilities	861,021	—	—	861,021
Accounts Payable, Accrued Expenses and Other Liabilities	2,826,821	58,996	—	2,885,817

Total Liabilities	25,464,413	430,639	(67,249)	25,827,803

Redeemable Non-Controlling Interests in Consolidated Entities	5	1,380,498	—	1,380,503

Equity
Common Stock	7	—	—	7
Series I Preferred Stock	—	—	—	—
Series II Preferred Stock	—	—	—	—
Additional Paid-in-Capital	8,479,886	992,063	(992,063)	8,479,886
Retained Earnings	191,641	21,202	(21,202)	191,641
Accumulated Other Comprehensive Income (Loss)	(53,272)	47,264	—	(6,008)
Non-Controlling Interests in Consolidated Entities	4,293,077	2,931,134	—	7,224,211
Non-Controlling Interests in Blackstone Holdings	4,610,932	—	—	4,610,932

Total Equity	17,522,271	3,991,663	(1,013,265)	20,500,669

Total Liabilities and Equity	$42,986,689	$5,802,800	$(1,080,514)	$47,708,975

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

Blackstone Dislocation Fund L.P. **
Blackstone European Property Income Fund (Master) FCP
Blackstone European Property Income Fund SICAV
BEPIF (Aggregator) SCSp
Blackstone Infrastructure Partners Europe F (CYM) L.P.**
Blackstone Infrastructure Partners Europe Lower Fund 1 (LUX) SCSp**
Infrastructure Investments L.P.
Blackstone Infrastructure Strategies L.P.**
Blackstone Chengu (Shanghai) Private Fund Partnership*
Clover Credit Partners CLO III, Ltd.**
Hieroglyphs L.P.*
Blackstone Multi-Strategy Hedge Fund L.P.*
Blackstone Quantitative Opportunities Fund Ltd.*
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles

*	Consolidated as of December 31, 2025 only
**	Consolidated as of December 31, 2024 only

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management conducted an assessment of the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2025 based on the framework established in
Internal Control — Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone’s internal control over financial reporting as of December 31, 2025 was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone’s financial statements included in this Annual Report on
Form 10-K
and issued its report on the effectiveness of Blackstone’s internal control over financial reporting as of December 31, 2025, which is included herein.

Item 9B.	Other Information
Section 13(r) Disclosure
None.

Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers of Blackstone Inc.
Our directors and executive officers as of the date of this filing are:

Name	Age	Position
Stephen A. Schwarzman	79	Co-Founder, Chairman and Chief Executive Officer and Director
Jonathan D. Gray	56	President, Chief Operating Officer and Director
Michael S. Chae	57	Vice Chairman and Chief Financial Officer
John G. Finley	69	Chief Legal Officer
Vikrant Sawhney	55	Chief Administrative Officer and Global Head of Institutional Client Solutions
Joseph P. Baratta	55	Director
James W. Breyer	64	Director
Reginald J. Brown	58	Director
Rochelle B. Lazarus	78	Director
William G. Parrett	80	Director
Ruth Porat	68	Director
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
of the board of trustees of Schwarzman Scholars. In 2007, Mr. Schwarzman donated $100 million to the New York Public Library on whose board he serves. In 2019, Mr. Schwarzman published his first book,
What It Takes: Lessons in the Pursuit of Excellence
, a New York Times Best Seller which draws from his experiences in business, philanthropy and public service. Mr. Schwarzman is a member of The Council on Foreign Relations, The Business Council, The Business Roundtable, and The International Business Council of the World Economic Forum. He is a former
Co-Chair
of the Partnership for New York City and serves on the boards of The Asia Society and New York Presbyterian Hospital, as well as on The Advisory Board of the School of Economics and Management at Tsinghua University, Beijing. He is a Trustee of The Frick Collection in New York City and Chairman Emeritus of the board of directors of The John F. Kennedy Center for the Performing Arts. In 2007, Mr. Schwarzman was included in TIME’s “100 Most Influential People.” In 2016, he topped Forbes Magazine’s list of the most influential people in finance and in 2018 was ranked in the Top 50 on Forbes’ list of the “World’s Most Powerful People.” In 2019, he was named one of Barron’s “World’s Best CEOS.” The Republic of France has awarded Mr. Schwarzman both the Légion d’Honneur and the Ordre des Arts et des Lettres at the Commandeur level. Mr. Schwarzman is one of the only Americans to receive both awards recognizing significant contributions to France. He was also awarded the Order of the Aztec Eagle, Mexico’s highest honor for foreigners, for his work on behalf of the U.S. in support of the U.S.-Mexico-Canada Agreement in 2018. Also, at the University of Oxford, Mr. Schwarzman was elected a Wykeham Fellow at New College in 2021 and a Waynflete Fellow at Magdalen College in 2023. In 2024, Mr. Schwarzman was appointed as an Honorary Knight of the Most Excellent Order of the British Empire (KBE) in recognition of his services to philanthropy. He is a recipient of the Arthur Ross Award for Patronage from the Institute of Classical Architecture and Art. Mr. Schwarzman holds a BA from Yale University and an MBA from Harvard Business School. He has served as an adjunct professor at the Yale School of Management and on the Harvard Business School Board of Dean’s Advisors.

Jonathan D. Gray
is President and Chief Operating Officer of Blackstone and has been a member of our board of directors since February 2012. He sits on the firm’s Management Committee and nearly all of its investment committees. Mr. Gray was appointed to his current role in 2018. Mr. Gray previously served as Global Head of Real Estate, helping build that business into the largest commercial real estate platform in the world. He joined Blackstone in 1992 in the mergers and acquisitions and private equity areas. Mr. Gray has served as chairman of the board of directors of Hilton Worldwide Holdings Inc. since 2007 and is also on the board of directors of XRG. He previously served on the board of directors of Corebridge Financial. Mr. Gray and his wife, Mindy, established the Basser Center for BRCA at the University of Pennsylvania School of Medicine in 2012 focused on the prevention and treatment of BRCA-related cancers. They have also established numerous programs for low-income
children in New York, including creating NYC Kids RISE, a college savings initiative provided to every NYC public school kindergartner. The Grays have been named to The Chronicle of Philanthropy’s list of the largest donors in the U.S. Mr. Gray received a BS in Economics from the Wharton School, as well as a BA in English from the College of Arts and Sciences at the University of Pennsylvania.
Michael S. Chae
is Blackstone’s Vice Chairman and Chief Financial Officer and a member of the firm’s Management Committee and investment committees across most of the firm’s businesses. Mr. Chae has served as Blackstone’s Vice Chairman and Chief Financial Officer since January 2025 and August 2015, respectively. He chairs our firmwide valuation and enterprise risk committees. Since joining Blackstone in 1997, Mr. Chae has served in a broad range of leadership roles including Head of International Private Equity, Head of Private Equity for Asia Pacific, and as a senior partner in the U.S. private equity business, where he led numerous investments and served on the boards of many private and publicly-traded portfolio companies. Mr. Chae received an AB from Harvard College, an MPhil. in International Relations from Cambridge University and a JD from Yale Law School. Mr. Chae serves on the boards of the Harvard Management Company, the Robin Hood Foundation and the Asia Society. He is a trustee emeritus and the former President of the board of trustees of the Lawrenceville School. He is a member of the Council on Foreign Relations and founded the Chae Initiative in Private Sector Leadership at Yale Law School.
John G. Finley
is Chief Legal Officer of Blackstone and a member of the firm’s Management Committee. Before joining Blackstone in September 2010, Mr. Finley had been a partner with Simpson Thacher & Bartlett where he was a member of that law firm’s Executive Committee and
Co-Head
of Global Mergers & Acquisitions. Mr. Finley is a member of the American Law Institute; Dean’s Advisory Board and Chairman of the Visiting Committee, of Harvard Law School; Gettysburg Foundation; Board of Advisors of the Penn Institute for Law and Economics; and NYU Institute for Corporate Governance and Finance. He has also been a Lecturer in Law at Harvard Law School. Mr. Finley previously served as a director at Tradeweb. He has served on the U.S. Advisory Council on Historic Preservation, the Committee of Securities Regulation of the New York State Bar Association and the Board of Advisors of the Knight-Bagehot Fellowship in Economics and Business Journalism at Columbia University. Mr. Finley received a BS in Economics, summa cum laude, from the Wharton School of the University of Pennsylvania, a BA in History, summa cum laude, from the College of Arts and Sciences of the University of Pennsylvania, and a JD, cum laude, from Harvard Law School.

Vikrant Sawhney
is Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions and a member of the firm’s Management Committee. Mr. Sawhney has served as Blackstone’s Chief Administrative Officer and Global Head of Institutional Client Solutions since September 2019. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney currently sits on the board of the Blackstone Charitable Foundation. He is also the Chair of the board of directors of Dream, an east Harlem-based educational and social services organization, and a Trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a JD, cum laude, from Harvard Law School.
Joseph P. Baratta
is Global Head of Private Equity Strategies at Blackstone and a member of the board of directors. Mr. Baratta joined the board of directors in March 2020 and has served as Blackstone’s Global Head of Private Equity Strategies since July 2012. He also sits on the firm’s Management Committee. Mr. Baratta joined Blackstone in 1998, and in 2001 he moved to London to help establish Blackstone’s corporate private equity business in Europe. Before joining Blackstone, Mr. Baratta was with Tinicum Incorporated and McCown De Leeuw & Company. Mr. Baratta also worked at Morgan Stanley in its mergers and acquisitions department. Mr. Baratta has served on the boards of a number of Blackstone portfolio companies and currently serves as a member or observer on the boards of directors of SESAC, Ancestry, Candle Media and Merlin Entertainments Group. He also previously served on the boards of directors of First Eagle Investment Management and Refinitiv. He is a Trustee of the Tate Foundation and serves on the board of Year Up, an organization focused on youth employment. Mr. Baratta graduated magna cum laude from Georgetown University.
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
Stores, Inc. from 2001 to 2013, as well as a number of other technology companies. Mr. Breyer is a member of Harvard Business School’s Board of Dean’s Advisors, a member of Harvard University’s Global Advisory Council, a founding member of the Dean’s Advisory Board of Stanford University’s School of Engineering, Chairman of the Stanford Engineering Venture Fund and founding member of the Stanford Institute for Human-Assisted Artificial Intelligence Advisory Board. In addition, Mr. Breyer is a long-time active volunteer as a Trustee of the San Francisco Museum of Modern Art, the Metropolitan Museum of Art, the American Film Institute and Stanford’s Center for Philanthropy and Civil Society.
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
William G. Parrett
is a member of our board of directors. Mr. Parrett joined the board of directors in November 2007. Until May 2007, Mr. Parrett served as the Chief Executive Officer of Deloitte Touche Tohmatsu and Senior Partner of Deloitte (USA). Mr. Parrett
co-founded
the Global Financial Services Industry practice of Deloitte and served as its first Chairman. Mr. Parrett is a Senior Advisor to the New York Foundation for Senior Citizens. Mr. Parrett was also previously a member of the boards of directors of Oracle Corporation, Eastman Kodak Company, Thermo Fisher Scientific Inc., UBS AG, UBS Americas, Conduent Inc. and ThoughtWorks, Inc. Mr. Parrett is a past Senior Trustee of the United States Council for International Business and a past Chairman of the Board of Trustees of United Way Worldwide. Mr. Parrett is a Certified Public Accountant with an active license.
Ruth Porat
is a member of the board of directors of Blackstone. Ms. Porat joined the board of directors in June 2020. Ms. Porat is President and Chief Investment Officer of Alphabet and Google. She joined Google as Senior Vice President and Chief Financial Officer in May 2015 and has held the same title at Alphabet since it was created in October 2015. She has served as President and Chief Investment Officer of Alphabet and Google since September 2023 with responsibility for corporate investments and investment vehicles, including GV and CapG, the Other Bets investment portfolio, Real Estate and Workplace Services, and other infrastructure. The role includes engaging with policymakers and regulators globally about Alphabet and Google’s business and impact across markets related to economic growth, job creation and opportunity. Ms. Porat also oversees Alphabet and Google’s philanthropic efforts and work to expand access to digital infrastructure and skilling initiatives globally. Prior to joining Google, Ms. Porat was Executive Vice President and Chief Financial Officer of Morgan Stanley and held roles there that included Vice Chairman of Investment Banking,
Co-Head
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
Mr. Schwarzman.
The Series II Preferred Stockholder elects our board of directors in accordance with the Series II Preferred Stockholder’s limited liability company agreement, where our senior managing directors have agreed that Mr. Schwarzman, in his capacity as founding member, will have the power to vote upon, act upon, consent to, approve or otherwise determine any matters to be voted upon, acted upon, consented to, approved or otherwise determined by the members of the Series II Preferred Stockholder. The limited liability company agreement of our Series II Preferred Stockholder provides that at such time as Mr. Schwarzman should cease to be the founding member of the Series II Preferred Stockholder, Jonathan D. Gray will thereupon succeed Mr. Schwarzman as the founding member of our Series II Preferred Stockholder. From and after such time, the members of the Series II Preferred Stockholder constituting a “Majority in Interest of the Members” (and with no member having greater than a 24.9% voting interest) will have the power to remove the founding member and designate a successor.

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
We have adopted policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees and by Blackstone that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of the NYSE. A copy of our Securities Trading Policy and Procedures Governing Transactions in Blackstone Securities is filed as Exhibit 19.1 to this Annual Report on
Form 10-K.
Corporate Governance Guidelines
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
Our compensation program includes significant elements that discourage excessive risk-taking and align the compensation of our employees with the long-term performance of the firm. For example, for accounting purposes we accrue compensation for the Performance Plans (as defined below) related to our carry funds as increases in the carrying value of the portfolio investments are recorded in those carry funds. Notwithstanding this fact, we only make cash payments to our employees related to carried interest when profitable investments have been realized and cash is distributed first to the investors in our funds, followed by the firm and only then to employees of the firm. Moreover, if a carry fund fails to achieve specified investment returns due to diminished performance of later investments, our Performance Plans entitle us to “claw back” carried interest payments previously made to an employee for the benefit of the limited partner investors in that fund, and we escrow a portion of all carried interest payments made to employees to help fund their potential future “clawback” obligations, all of which further discourages excessive risk-taking by our employees. Similarly, for our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period. In addition, and as noted below with respect to our named executive officers, requiring our professional employees to invest in certain of the funds they manage directly aligns the interests of our professionals and our fund investors. In most cases, the carried interest earned on these investments represents a significant percentage of such professional employees’
after-tax
compensation. Lastly, because our equity awards have significant vesting or deferral provisions, the actual amount of compensation realized by the recipient is tied directly to the long-term performance of our common stock. In applicable jurisdictions, specifically in the European Union and the United Kingdom, our compensation program includes additional remuneration policies that may limit or otherwise alter the compensation structure for certain employees, consistent with local regulatory requirements, and are aimed at, among other things, discouraging inappropriate risk-taking and aligning compensation with the firm’s strategy and long-term interests, consistent with our general compensation program.
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
Minimum Retained Ownership Requirements
. We believe the continued ownership by our named executive oﬃcers of significant amounts of our equity aﬀords significant alignment of interests with our stockholders. For equity awards granted in 2019 and onward (other than grants made under our Bonus Deferral Plan), our named executive oﬃcers are required to hold 25% of their vested equity for two years after the applicable vesting event. If the named executive oﬃcer’s employment terminates prior to such time, however, such 25% of the vested equity must be held for two years after termination of employment. The minimum retained ownership requirements for our named executive oﬃcers are further described below under “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2025 — Terms of Discretionary Equity Awards — Minimum Retained Ownership Requirements.”
Named Executive Officers
In 2025, our named executive officers were:

Executive	Title
Stephen A. Schwarzman	Co-Founder, Chairman and Chief Executive Officer
Jonathan D. Gray	President and Chief Operating Officer
Michael S. Chae	Vice Chairman and Chief Financial Officer
John G. Finley	Chief Legal Officer
Vikrant Sawhney	Chief Administrative Officer and Global Head of Institutional Client Solutions
Compensation Elements for Named Executive Officers
The key elements of the compensation of our named executive oﬃcers for 2025 were base compensation, which is composed of base salary, cash bonus and equity-based compensation, and performance compensation, which is composed of carried interest and incentive fee allocations:
1.
Base Salary
. Each named executive oﬃcer received a $350,000 annual base salary in 2025, which equals the total yearly partnership drawings that were received by each of our senior managing directors prior to our initial public oﬀering in 2007. In keeping with historical practice, we continue to pay this amount as a base salary.

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
Each of our named executive officers other than Mr. Schwarzman received annual bonus payments in respect of 2025 in addition to their base salary. These bonus payments included participation interests in the earnings of the firm’s various investment businesses. For all named executive officers, the amount of bonus payments paid to such named executive officer at the end of the year in respect of such year was determined in the discretion of Mr. Schwarzman and Mr. Gray, as described below. Earnings for the firm’s investment businesses are calculated based on the annual operating income of the businesses and are generally a function of the performance of the businesses, which is evaluated by Mr. Schwarzman and Mr. Gray. The ultimate bonus payment amounts were based on (a) the prior and anticipated performance of the named executive officer, (b) the prior and anticipated performance of the firm’s segments and product lines, (c) the overall success of the firm and (d) the estimated participation interests given to the named executive officer at the beginning of the year in respect of the investments to be made in that year. We make annual bonus payments in the first quarter of the year to reward individual performance for the prior year. The ultimate bonus payments that are made are fully discretionary as further discussed below under “—Determination of Incentive Compensation.”
For 2025, all named executive officers other than Mr. Schwarzman were selected to participate in the Bonus Deferral Plan. The Bonus Deferral Plan provides for the deferral of a portion of each participant’s annual cash bonus payment. Except as otherwise determined by the Plan Administrator (as defined in the Bonus Deferral Plan), the amount of each participant’s annual cash bonus payment deferred under the Bonus Deferral Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and a portion of any incentive fees earned in connection with our investment funds and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. By deferring a portion of a participant’s compensation, the Bonus Deferral Plan acts as an employment retention mechanism and thereby enhances the alignment of interests between such participant and the firm. Many publicly traded asset managers utilize deferred compensation plans as a means of retaining and motivating their professionals, and we believe that it is in the interest of our stockholders to do the same for our personnel.
On January 12, 2026, Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney each received a deferral award under the Bonus Deferral Plan of deferred restricted common stock units in respect of their service in 2025. The percentage of the 2025 annual cash bonus payment mandatorily deferred into deferred restricted common stock units for Messrs. Gray, Chae, Finley and Sawhney was approximately 100%, 100%, 40% and 100%, respectively. These awards are reflected as stock awards for fiscal year 2025 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2025 table.
3.
Discretionary Equity Awards
. On April 1, 2025, Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney were awarded a discretionary award of 201,621, 100,811, 100,811 and 85,689 deferred restricted common stock units, respectively. These awards reflected 2024 performance and were intended to further promote retention and to incentivize future performance. The awards were granted under the 2007 Equity Incentive Plan. The awards will vest 10% on July 1, 2026, 10% on July 1, 2027, 20% on July 1, 2028, 30% on July 1, 2029 and 30% on July 1, 2030. These awards are reflected as stock awards for fiscal 2025 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2025 table.

In January 2026, Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney were each informed of anticipated discretionary awards of deferred restricted common stock units with values of $34,000,000, $17,150,000, $17,100,000 and $14,500,000, respectively. These anticipated awards reflect 2025 performance and are intended to further promote retention and to incentivize future performance. These awards are expected to be granted under the 2007 Equity Incentive Plan on April 1, 2026, subject to the named executive officer’s continued employment through such date. Once granted, these awards will vest 10% on July 1, 2027, 10% on July 1, 2028, 20% on July 1, 2029, 30% on July 1, 2030 and 30% on July 1, 2031 and will be reflected as stock awards for fiscal 2026 in the Summary Compensation Table and in the Grants of Plan-Based Awards in 2026 table.
4.
Participation in Carried Interest and Incentive Fees
. During 2025, all of our named executive officers participated in the carried interest and/or the incentive fees of our funds through their participation interests in the carry or incentive fee pools generated by these funds. The carry or incentive fee pool with respect to each fund in a given year is funded by a fixed percentage of the total amount of carried interest or incentive fees earned by Blackstone for such fund in that year. We refer to these pools and employee participation therein as our “Performance Plans” and payments made thereunder as “performance payments.” The aggregate amount of performance payments payable through our Performance Plans is directly tied to the performance of the funds, which we believe benefits our stockholders by fostering a strong alignment of interests between the investors in those funds and the named executive officers. In addition, most alternative asset managers, including several of our competitors, use participation in carried interest or incentive fees as a central means of compensating and motivating their professionals, and we must do the same in order to attract and retain the most qualified personnel. For purposes of our financial statements, we treat the income allocated to all our personnel who have participation interests in the carried interest or incentive fees generated by our funds as compensation, and the amounts of carried interest and incentive fees earned by named executive officers are reflected as “All Other Compensation” in the Summary Compensation Table. Distributions in respect of our Performance Plans for each named executive officer are determined on the basis of the percentage participation in the relevant investments previously allocated to that named executive officer, which percentage participations are effective as of January of each year in respect of the investments to be made in that year. The percentage participation for a named executive officer may vary from year to year and fund to fund due to several factors, which may include changes in the size and composition of the pool of Blackstone personnel participating in such Performance Plan in a given year, the performance of our various businesses, new developments in our businesses and product lines, and the named executive officer’s leadership and oversight of the function for which the named executive officer is responsible and such named executive officer’s contributions with respect to our strategic initiatives. In addition, certain of our employees, including our named executive officers, may participate in profit sharing initiatives whereby these individuals may receive allocations of investment income from Blackstone’s firm investments. Our employees, including our named executive officers, may also receive equity awards in our investment advisory clients and/or be allocated securities of such clients that we have received.
(a)
Carried Interest
. Distributions of carried interest in cash (or, in some cases, in-kind)
to our named executive officers and other employees who participate in our Performance Plans relating to our carry funds depends on the realized proceeds and timing of the cash realizations of the investments owned by the carry funds in which they participate. Our carry fund agreements also set forth specified preconditions to a carried interest distribution, which typically include that there must have been a positive return on the relevant investment and that the fund must be above its carried interest hurdle rate. In addition, as described below, employees or senior managing directors may also be required to have fulfilled specified service requirements to be eligible to receive carried interest distributions. For our carry funds, carried interest distributions for the named executive officer’s participation interests are generally made to the named executive officer following the actual realization of the investment, although a portion of such carried interest is held back by the firm in respect of any future “clawback” obligation related to the fund. In allocating participation interests in the carry pools, we have not historically taken into account or based such allocations on any prior or projected triggering of any “clawback” obligation related to any fund. To the extent any “clawback” obligation were to be triggered for a fund, carried interest previously distributed to a named executive officer (or held back in escrow, as discussed above) would have to be returned to the limited partners of such fund, thereby reducing the named executive officer’s overall compensation for any such year. Moreover, because a carried interest recipient (including Blackstone itself) may have to fund more than its respective share of a “clawback” obligation under the governing documents (generally, up to an additional 67%), the compensation paid to a named executive officer for any given year could be significantly reduced or even negative in the event a “clawback” obligation were to arise.
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
(b)
Incentive Fees
. Distributions of incentive fees in cash (or, in some cases, in-kind)
to our named executive officers and other employees who participate in our Performance Plans relating to the funds that pay incentive fees depend on the performance of the investments owned by those funds in which they participate. For our investment funds that pay incentive fees, those incentive fees are only paid to the firm and employees of the firm to the extent an applicable fund’s portfolio of investments has profitably appreciated in value (in most cases above a specified level) during the applicable period and following the calculation of the profit split (if any) between the fund’s general partner or investment adviser and the fund’s investors.
(c)
Investment Advisory Client Interests
. BXMT is an investment advisory client of Blackstone. Compensation we receive from investment advisory clients in the form of securities may be allocated to employees and senior managing directors. In 2025, Messrs. Schwarzman, Gray, Chae, Finley and Sawhney were allocated restricted shares of listed common stock of BXMT in connection with investment advisory services provided by Blackstone to BXMT. The value of these allocated shares is reflected as “All Other Compensation” in the Summary Compensation Table.
5.
Other Benefits
. Upon the consummation of our initial public offering in June 2007, we entered into a founding member agreement with our co-founder,
Mr. Schwarzman, which provides (as subsequently amended) specified benefits to him following his retirement. (See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2025 — Schwarzman Founding Member Agreement.”)
Messrs. Schwarzman and Gray are provided certain security services, which may include home security systems and monitoring, and personal and related security services. These security services are provided for our benefit, and we consider the related expenses to be appropriate business expenses rather than personal benefits for Mr. Schwarzman and Mr. Gray. Nevertheless, the expenses associated with the security services provided to Messrs. Schwarzman and Gray are reflected in the “All Other Compensation” column of the Summary Compensation Table below to the extent the aggregate amount of all perquisites or other personal benefits received by such individual exceeded $10,000.

Determination of Incentive Compensation
Mr. Schwarzman reserves final approval of each named executive officer’s compensation, other than his own, and receives recommendations from Mr. Gray on such compensation determinations (other than with respect to Mr. Gray’s own compensation). Mr. Schwarzman’s compensation has been established pursuant to the terms of his amended and restated founding member agreement, which is described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2025 — Schwarzman Founding Member Agreement.” For 2025, these decisions were based primarily on Mr. Schwarzman’s and Mr. Gray’s assessment of such named executive officer’s individual performance, operational performance for the areas of the business for which the named executive officer has responsibility, and the named executive officer’s potential to enhance investment returns for the investors in our funds and service to our investment advisory clients, and to contribute to long-term stockholder value. In evaluating these factors, Mr. Schwarzman and Mr. Gray relied upon their judgment to determine the ultimate amount of a named executive officer’s annual cash bonus payment and participation in carried interest, incentive fees and investment advisory client interests that was necessary to properly induce the named executive officer to seek to achieve our objectives and reward a named executive officer in achieving those objectives over the course of the prior year. Key factors that Mr. Schwarzman considered in making such determination with respect to Mr. Gray were his service as President and Chief Operating Officer, his role in overseeing the growth and operations of the firm, and his leadership on the strategic direction of the firm. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. Chae were his leadership and oversight of our global finance, treasury, technology and corporate development functions and his role in strategic initiatives undertaken by the firm. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. Finley were his leadership and oversight of our global legal and compliance functions, his role in positioning the firm to be compliant with, responsive to, and anticipatory of, evolving legal and regulatory requirements applicable to us and our investment businesses, and his role in strategic initiatives undertaken by the global legal and compliance function and the firm. Key factors that Messrs. Schwarzman and Gray considered in making such determinations with respect to Mr. Sawhney were his leadership and oversight of our global institutional and private client relationships, his role in overseeing aspects of the firm’s operations and his role in strategic initiatives undertaken by the firm. For 2025, Messrs. Schwarzman and Gray also considered Blackstone’s overall performance and each named executive officer’s prior year annual cash bonus payments, the named executive officers’ allocated share of performance interests through participation in our Performance Plans, the appropriate balance between incentives for long- and short-term performance, and the compensation paid to the named executive officer’s peers within the firm. The actual cash bonus amounts awarded based on these considerations, net of the portion of Mr Gray’s, Mr. Chae’s, Mr. Finley’s and Mr. Sawhney’s bonus mandatorily deferred into deferred restricted common stock units pursuant to the Bonus Deferral Plan, are reflected in the “Bonus” column of the Summary Compensation Table below.
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
Stephen A. Schwarzman

Compensation Committee Interlocks and Insider Participation
During 2025, our compensation committee was comprised of Mr. Schwarzman, and none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our compensation committee or our board of directors. For a description of certain transactions between us and Mr. Schwarzman, see “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Summary Compensation Table
The following table provides summary information concerning the compensation of our Chief Executive Officer, our Vice Chairman and Chief Financial Officer and each of our other named executive officers for services rendered to us. These individuals are referred to as our named executive officers in this annual report.

Name and Principal Position	Year	Salary	Bonus (a)	Stock Awards (b)	All Other Compensation (c)	Total
Stephen A. Schwarzman	2025	$350,000	$—	$—	$125,291,824	$125,641,824
Chairman and	2024	$350,000	$—	$—	$83,677,074	$84,027,074
Chief Executive Officer	2023	$350,000	$—	$—	$119,434,375	$119,784,375

Jonathan D. Gray	2025	$350,000	$—	$36,810,880	$58,924,602	$96,085,482
President and	2024	$350,000	$—	$32,821,208	$44,141,580	$77,312,788
Chief Operating Officer	2023	$350,000	$—	$37,504,034	$87,484,093	$125,338,127

Michael S. Chae	2025	$350,000	$—	$20,842,836	$8,086,779	$29,279,615
Vice Chairman and	2024	$350,000	$—	$15,911,823	$5,224,642	$21,486,465
Chief Financial Officer	2023	$350,000	$4,296,409	$12,128,412	$9,606,467	$26,381,288

John G. Finley	2025	$350,000	$3,415,701	$16,738,091	$3,159,074	$23,662,866
Chief Legal Officer	2024	$350,000	$3,382,867	$11,377,132	$2,043,192	$17,153,191
	2023	$350,000	$3,091,991	$11,315,977	$3,150,580	$17,908,548

Vikrant Sawhney	2025	$350,000	$—	$16,848,923	$10,583,850	$27,782,773
Chief Administrative	2024	$350,000	$—	$13,298,294	$8,571,538	$22,219,832
Officer and Global Head of	2023	$350,000	$3,107,641	$10,272,784	$11,343,099	$25,073,524
Institutional Client Solutions

(a)	The amounts reported in this column reflect the annual cash bonus payments made for performance in the indicated year.

The amount reported as “bonus” for 2025 for Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney is shown net of their mandatory deferral pursuant to the Bonus Deferral Plan. The deferred amounts for 2025 were as follows: Mr. Gray, $7,650,000, Mr. Chae, $6,150,000, Mr. Finley, $2,234,299 and Mr. Sawhney, $4,400,000. For additional information on the Bonus Deferral Plan, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2025 — Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan.”

(b)
The reference to “stock” in this table refers to deferred restricted common stock units. The amounts reported in this column represent the grant date fair value of stock awards granted for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 16. “Equity-Based Compensation” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.” Amounts reported for 2025 reflect the following deferred restricted common stock units granted on January 12, 2026, for the 2025 performance under the Bonus Deferral Plan: Mr. Gray, 51,216 deferred restricted common stock units with a grant date fair value of $8,019,401, Mr. Chae, 41,174 deferred restricted common stock units with a grant date fair value of $6,447,025, Mr. Finley, 14,959 deferred restricted common stock units with a grant date fair value of $2,342,280 and Mr. Sawhney, 29,458 deferred restricted common stock units with a grant date fair value of $4,612,534. The grant date fair value of these equity awards is computed in accordance with GAAP and generally differs from the dollar amount of such awards. For additional information on the Bonus Deferral Plan, see “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2025 — Terms of Deferred Restricted Common Stock Units Granted Under the Bonus Deferral Plan.”

(c)
Amounts reported for 2025 include distributions, whether in cash or in-kind,
in respect of carried interest or incentive fee allocations relating to our Performance Plans to the named executive officer in 2025 as follows: $111,768,769 for Mr. Schwarzman, $57,431,337 for Mr. Gray, $8,017,903 for Mr. Chae, $3,131,530 for Mr. Finley and $10,514,973 for Mr. Sawhney. Any
in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. For 2025, Mr. Schwarzman, Mr. Gray and Mr. Sawhney were the only named executive officers who received such in-kind
distributions. We have determined to present compensation relating to carried interest and incentive fees within the Summary Compensation Table in the year in which such compensation is paid to the named executive officer under the terms of the relevant Performance Plan. Accordingly, the amounts presented in the table differ from the compensation expense recorded by us on an accrual basis for such year in respect of carried interest and incentive fees allocable to a named executive officer, which accrued amounts for 2025 are separately disclosed in this footnote to the Summary Compensation Table. We believe that the presentation of the amounts of carried interest- and incentive fee-related
compensation paid to a named executive officer during the year, instead of the amounts of compensation expense we have recorded on an accrual basis, most appropriately reflects the actual compensation received by the named executive officer and represents the amount most directly aligned with the named executive officer’s performance. By contrast, the amount of compensation expense accrued in respect of carried interest and incentive fees allocable to a named executive officer can be highly volatile from year to year, with amounts accrued in one year being reversed in a following year, and vice versa, causing such amounts to be less useful as a measure of the compensation earned by a named executive officer in any particular year.

To the extent compensation expense recorded by us on an accrual basis in respect of carried interest or incentive fee allocations (rather than cash or in-kind
distributions) were to be included for 2025, the amounts would be $74,699,355 for Mr. Schwarzman, $66,520,958 for Mr. Gray, $5,532,022 for Mr. Chae, $2,583,595 for Mr. Finley and $8,785,224 for Mr. Sawhney. For financial statement reporting purposes, the accrual of compensation expense is equal to the amount of carried interest and incentive fees related to performance fee revenues as of the last day of the relevant period as if the performance fee revenues in the funds generating such carried interest or incentive fees were realized as of the last day of the relevant period.

Amounts shown for 2025 also include the value of restricted shares of listed common stock of BXMT allocated to our named executive officers based on the closing price of BXMT’s common stock on the date of the award as follows: $890,659 for Mr. Schwarzman, $655,713 for Mr. Gray, $68,877 for Mr. Chae, $27,544 for Mr. Finley and $68,877 for Mr. Sawhney. These restricted BXMT shares will vest over three years with one-sixth
of the shares vesting at the end of the second quarter after the date of the award and the remaining shares vesting in ten equal quarterly installments thereafter. With the exception of $12,632,395 and $837,552 of expenses related to security services in 2025 for Mr. Schwarzman and members of his family and Mr. Gray and members of his family, respectively, there were no perquisites or other personal benefits provided to the other named executive officers for which the aggregate incremental cost to the Company exceeded $10,000, and information regarding any such perquisites or other personal benefits has therefore not been included. As noted above under “—Compensation Discussion and Analysis — Compensation Elements for Named Executive Officers — Other Benefits,” we consider the expenses for security services for Mr. Schwarzman and Mr. Gray to be for our benefit and appropriate business expenses rather than personal benefits for Mr. Schwarzman or Mr. Gray. Mr. Schwarzman makes business and personal use of a car and driver and he and members of his family may also make occasional business and personal use of an airplane in which we have a fractional interest. In each case, he bears the full cost of such personal usage. In addition, certain Blackstone personnel administer personal matters for Mr. Schwarzman and members of his family and certain matters for the Stephen A. Schwarzman Education Foundation (“SASEF”) and the Stephen A. Schwarzman Foundation (“SASF”), and Mr. Schwarzman, SASEF and SASF, as applicable, respectively, bear the full incremental cost to us of such personnel, if any. There is no incremental expense incurred by us in connection with the use of any car and driver, airplane or personnel by Mr. Schwarzman, as described above.
Grants of Plan-Based Awards in 2025
The following table provides information concerning equity awards granted in 2025 or, for deferred restricted common stock units granted under the Bonus Deferral Plan or on the same terms as the deferred bonus awards under the Bonus Deferral Plan, with respect to 2025, to our named executive oﬃcers:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards
Stephen A. Schwarzman	—	—		$—
Jonathan D. Gray	4/1/2025	201,621	(a)	$28,791,479
	1/12/2026	51,216	(b)	$8,019,401
Michael S. Chae	4/1/2025	100,811	(a)	$14,395,811
	1/12/2026	41,174	(b)	$6,447,025
John G. Finley	4/1/2025	100,811	(a)	$14,395,811
	1/12/2026	14,959	(b)	$2,342,280
Vikrant Sawhney	4/1/2025	85,689	(a)	$12,236,389
	1/12/2026	29,458	(b)	$4,612,534

(a)	Represents deferred restricted common stock units granted in 2025 under our 2007 Equity Incentive Plan for 2024 performance.
(b)
Represents deferred restricted common stock units granted in 2026 under the Bonus Deferral Plan for 2025 performance. These grants are reflected in the “Stock Awards” column of the Summary Compensation Table in 2025.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2025
Terms of Discretionary Equity Awards
Vesting Provisions.
The 757,217, 216,348, 108,174 and 216,348 deferred restricted common stock units granted in 2020 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, vested 10% on July 1, 2021, 10% on July 1, 2022, 20% on July 1, 2023, 30% on July 1, 2024 and 30% on July 1, 2025. The 533,628, 105,322, 91,279 and 119,365 deferred restricted common stock units granted in 2021 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, vested 10% on July 1, 2022, 10% on July 1, 2023, 20% on July 1, 2024 and 30% on July 1, 2025, and will vest 30% on July 1, 2026. The 314,747, 86,970, 74,546 and 76,202 deferred restricted common stock units granted in 2022 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, vested 10% on July 1, 2023, 10% on July 1, 2024 and 20% on July 1, 2025, and will vest 30% on July 1, 2026 and 30% on July 1, 2027. The 349,191, 116,397, 104,758 and 104,758 deferred restricted common stock units granted in 2023 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, vested 10% on July 1, 2024 and 10% on July 1, 2025, and will vest 20% on July 1, 2026, 30% on July 1, 2027 and 30% on July 1, 2028. The 197,896, 79,159, 71,243 and 71,243 deferred restricted common stock units granted in 2024 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, vested 10% on July 1, 2025, and will vest 10% on July 1, 2026, 20% on July 1, 2027, 30% on July 1, 2028 and 30% on July 1, 2029. The 201,621, 100,811, 100,811 and 85,689 deferred restricted common stock units granted in 2025 to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, will vest 10% on July 1, 2026, 10% on July 1, 2027, 20% on July 1, 2028, 30% on July 1, 2029 and 30% on July 1, 2030.
Except as described below, unvested discretionary equity awards are generally forfeited upon termination of employment. With respect to Mr. Gray, the deferred restricted common stock units granted to him in 2020 and subsequent years will become fully vested if he is terminated by us without cause. In addition, upon the death or permanent disability of a named executive officer, all unvested discretionary equity awards of common stock units held at that time will vest immediately. In connection with a named executive officer’s termination of employment due to a Tier I qualifying retirement or a Tier II qualifying retirement, 50% or 100% of such units, respectively, will continue to vest and be delivered over the vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement). Blackstone personnel are deemed Tier I retirement eligible upon reaching the age of 55 and having at least five full years of service with our firm, and the sum of his or her age plus years of service with our firm totals at least 65. Blackstone personnel are deemed Tier II retirement eligible upon reaching the age of 60 and having at least ten full years of service with our firm. Further, in the event of a change in control (defined in the Blackstone Holdings partnership agreements as the occurrence of any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becoming the Series II Preferred Stockholder), all unvested discretionary equity awards will automatically be deemed vested as of immediately prior to such change in control.
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
At the end of each year, the Plan Administrator selects plan participants in its sole discretion and notifies such individuals that they have been selected to participate in the Bonus Deferral Plan for such year. Participation is mandatory for those employees selected by the Plan Administrator to be participants. An individual who is not so selected may not elect to participate in the Bonus Deferral Plan. The selection of participants is made on an annual basis; an individual selected to participate in the Bonus Deferral Plan for a given year may not necessarily be selected to participate in a subsequent year. For 2025, all employees other than Mr. Schwarzman, who received no bonus in respect of 2025, were selected to participate in the Bonus Deferral Plan, with the deferred amount (if any) determined in accordance with the table described below or as otherwise determined in the discretion of the Plan Administrator. For fiscal 2025, the Plan Administrator determined that 100% of the annual cash bonus payment for each of Messrs. Gray, Chae and Sawhney would be deferred.
In respect of the deferred portion of a participant’s annual cash bonus payment, each participant receives deferral units which represent rights to receive in the future a specified amount of common stock units under our 2007 Equity Incentive Plan, subject to vesting provisions described below. The amount of each participant’s annual cash bonus payment deferred under the Bonus Deferral Plan is calculated pursuant to a deferral rate table using the participant’s total annual incentive compensation, which generally includes such participant’s annual cash bonus payment and a portion of any incentive fees earned in connection with our investment funds, and is subject to certain adjustments, including reductions for mandatory contributions to our investment funds. For deferrals of annual cash bonus payments, the deferral percentage was calculated on the basis set forth in the following table (or such other table that may be adopted by the Plan Administrator).

Portion of Annual Incentive	Marginal Deferral Rate Applicable to Such Portion	Effective Deferral Rate for Entire Annual Bonus (a)
$0 — 100,000	0%	0.0%
$100,001 — 200,000	15%	7.5%
$200,001 — 500,000	20%	15.0%
$500,001 — 750,000	30%	20.0%
$750,001 — 1,250,000	40%	28.0%
$1,250,001 — 2,000,000	45%	34.4%
$2,000,001 — 3,000,000	50%	39.6%
$3,000,001 — 4,000,000	55%	43.4%
$4,000,001 — 5,000,000	60%	46.8%
$5,000,000 +	65%	52.8%

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
The 176,874, 42,730, 34,307 and 57,250 deferred restricted common stock granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, in 2023 for 2022 performance vested one-third
on January 1, 2024,
one-third
on January 1, 2025 and
one-third
on January 1, 2026. The 55,837, 15,564, 17,280 and 8,753 deferred restricted common stock granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, in 2024 for 2023 performance vested one-third
on January 1, 2025,
one-third
on January 1, 2026, and will vest
one-third
on January 1, 2027. The 41,801, 33,604, 12,388 and 24,042 deferred restricted common stock granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, in 2025 for 2024 performance vested one-third
on January 1, 2026, and will vest
one-third
on January 1, 2027 and
one-third
on January 1, 2028. The 51,216, 41,174, 14,959 and 29,458 deferred restricted common stock granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney, respectively, in 2026 for 2025 performance will vest one-third
on January 1, 2027,
one-third
on January 1, 2028 and
one-third
on January 1, 2029.

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
and
Non-Solicitation
Agreements” below).

Outstanding Equity Awards at 2025 Fiscal Year End
The following table provides information regarding outstanding unvested equity awards made to our named executive officers as of December 31, 2025.

	Stock Awards (a)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray (c)	1,197,218	$184,664,150
Michael S. Chae (c)	448,349	$69,208,979
John G. Finley (c)	371,152	$57,245,869
Vikrant Sawhney (c)	393,565	$60,735,987

(a)
The references to “stock” or “shares” in this table refer to unvested deferred restricted common stock units (including deferred restricted common stock units granted under the Bonus Deferral Plan to Messrs. Gray, Chae, Finley and Sawhney in 2026 in respect of 2025 performance). The vesting terms of these awards are described under the caption “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2025” above.

(b)
The dollar amounts shown under this column were calculated by multiplying the number of unvested deferred restricted common stock units held by the named executive officer by the closing market price of $154.14 per share of our common stock on December 31, 2025, the last trading day of 2025, other than the deferred restricted common stock units granted in 2026 in respect of 2025 performance, which are valued as of the date of their grant.

(c)
Amounts reported for Messrs. Gray, Chae and Sawhney include (1) 504,010, 174,476 and 157,574 deferred restricted common stock units, respectively, which reflects 50% of the unvested deferred restricted common stock units that have been granted to Messrs. Gray, Chae and Sawhney as discretionary equity awards and (2) 189,199, 99,397 and 78,418 deferred restricted common stock units, respectively, granted to Messrs. Gray, Chae and Sawhney pursuant to the Bonus Deferral Plan, which are considered vested and undelivered for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation due to the Tier I retirement eligibility of Messrs. Gray, Chae and Sawhney as of December 31, 2025. The amount reported for Mr. Finley includes (1) 320,849 deferred restricted common stock units, respectively, which reflects 100% of the unvested deferred restricted common stock units that have been granted to Mr. Finley as discretionary equity awards and (2) 50,303 deferred restricted common stock units granted to Mr. Finley pursuant to the Bonus Deferral Plan, which are considered vested and undelivered for financial statement reporting purposes in accordance with GAAP pertaining to equity-based compensation due to the Tier II retirement eligibility of Mr. Finley as of December 31, 2025. Upon Tier I or Tier II retirement, the eligible deferred restricted common stock units granted as discretionary awards would continue to vest and be delivered over the vesting period and the eligible deferred restricted common units granted under the Bonus Deferral Plan would continue to vest and be delivered in equal annual installments over the three-year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).

Option Exercises and Stock Vested in 2025
The following table provides information regarding the number of outstanding initially unvested equity awards made to our named executive officers that vested during 2025:

	Stock Awards (a)
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (b)
Stephen A. Schwarzman	—	$—
Jonathan D. Gray	617,586	$96,562,677
Michael S. Chae	162,481	$25,392,662
John G. Finley	117,429	$18,432,509
Vikrant Sawhney	159,581	$24,890,600

(a)	The references to “stock” or “shares” in this table refer to our deferred restricted common stock units.
(b)	The value realized on vesting is based on the closing market prices of our common stock on the day of vesting.
Potential Payments Upon Termination of Employment or Change in Control
Upon a change of control event where any person, other than Blackstone Group Management L.L.C. or a person approved by Blackstone Group Management L.L.C., becomes the Series II Preferred Stockholder or a termination of employment because of death or disability, any unvested deferred restricted common stock units held by any of our named executive officers will automatically be deemed vested as of immediately prior to such occurrence of such change of control or such termination of employment. Had such a change of control or such a termination of employment occurred on December 31, 2025, the last business day of 2025, each of our continuing named executive officers would have vested in the following numbers of deferred restricted common stock units, having the following values based on our closing market price of $154.14 per share of common stock on December 31, 2025, other than the deferred restricted common stock units granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney in 2026 in respect of 2025 performance, which are valued as of the date of their grant: Mr. Schwarzman had no outstanding unvested equity at December 31, 2025; Mr. Gray —1,197,218 deferred restricted common stock units with an aggregate value of $184,664,150, Mr. Chae —448,349 deferred restricted common stock units with an aggregate value of $69,208,979, Mr. Finley —371,152 deferred restricted common stock units with an aggregate value of $57,245,869, and Mr. Sawhney —393,565 deferred restricted common stock units with an aggregate value of $60,735,987. In addition, the Bonus Deferral Plan provides that upon a change in control or termination of the participant’s employment because of death, any fully vested but undelivered deferred restricted common stock units will become immediately deliverable.
In connection with a named executive officer’s termination of employment due to a Tier I qualifying retirement, 50% of their unvested discretionary equity awards will continue to vest and be delivered over the vesting period and any unvested deferred restricted common stock units granted under the Bonus Deferral Plan will vest and be delivered in equal annual installments over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable). As of December 31, 2025, Messrs. Gray, Chae and Sawhney were Tier I retirement eligible. If Mr. Gray, Mr. Chae or Mr. Sawhney had retired on December 31, 2025, 504,010, 174,476 and 157,574 of their deferred restricted common stock units granted as discretionary awards, respectively, would continue to vest and be delivered over the vesting period and 189,199, 99,397 and 78,418 of their deferred restricted common stock units granted under the Bonus Deferral Plan, respectively, would vest and be delivered over the three year deferral period, in each case subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity (as such term is defined in the applicable award agreement or the Bonus Deferral Plan, as applicable).

On February 26, 2025, the Compensation Committee approved an Omnibus Amendment to the Company’s equity award agreements covering the Company’s outstanding discretionary equity awards, effective as of April 1, 2025 (the “Tier II Retirement Amendment”). The Tier II Retirement Amendment provides that participants who satisfy certain Tier II retirement eligibility criteria will be eligible to vest in 100% of their unvested discretionary equity awards over the applicable vesting period, subject to forfeiture if the named executive officer violates any applicable provision of his employment agreement or engages in any competitive activity. As of December 31, 2025, Mr. Finley was Tier II retirement eligible. If Mr. Finley had retired on December 31, 2025, 320,849 of his deferred restricted common stock units granted as discretionary awards would continue to vest and be delivered over the vesting period and 50,303 of his deferred restricted common stock units granted under the Bonus Deferral Plan would vest and be delivered over the three year deferral period, in each case subject to forfeiture if he violates any applicable provision of his employment agreement or engages in any competitive activity.
Upon a termination of Mr. Gray’s, Mr. Chae’s, Mr. Finley’s or Mr. Sawhney’s employment without cause, the deferred restricted common stock units granted to each of them under the Bonus Deferral Plan in respect of 2025, 2024 and 2023, as applicable, will become fully vested. Had such a termination of employment occurred on December 31, 2025, the last business day of 2025, each of Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney would have vested in the following numbers of deferred restricted common stock units, respectively, having the following values based on our closing market price of $154.14 per share of common stock on December 31, 2025, other than the deferred restricted common stock units granted to Mr. Gray, Mr. Chae, Mr. Finley and Mr. Sawhney in 2026 in respect of 2025 performance, which are valued as of the date of their grant: Mr. Gray — 189,199 deferred restricted common stock units with an aggregate value of $29,288,101, Mr. Chae — 99,397 deferred restricted common stock units with an aggregate value of $15,421,518, Mr. Finley — 50,303 deferred restricted common stock units with an aggregate value of $7,790,204 and Mr. Sawhney — 78,418 deferred restricted common stock units with an aggregate value of $12,159,228.
Upon a termination of Mr. Gray’s employment without cause, the deferred restricted common stock units granted to him on April 1, 2021, April 1, 2022, April 1, 2023, April 1, 2024 and April 1, 2025 will become fully vested. Had such a termination occurred on December 31, 2025, the last business day of 2025, Mr. Gray would have vested in 1,008,019 deferred restricted common stock units with a value of $155,376,049 based on our closing market price of $154.14 per share of our common stock on December 31, 2025.
In addition, except as described below, unvested carried interest in our carry funds is generally forfeited upon termination of employment. Upon the death or disability of any named executive officer who participates in the carried interest of our carry funds, the named executive officer will be deemed 100% vested in any unvested portion of carried interest in our carry funds. Furthermore, any named executive officer that is Tier I or Tier II retirement eligible will automatically vest in 50% of their otherwise unvested carried interest allocation upon retirement. In addition, pursuant to Mr. Schwarzman’s founding member agreement described above under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2025 — Schwarzman Founding Member Agreement,” following retirement and for the remainder of his life, Mr. Schwarzman will be provided with specified retirement benefits, including a car and driver, retention of his current office, administrative support and annual home and personal security benefits. The value of such retirement benefits is estimated at approximately $15.7 million per year based on 2025 costs. We have not assigned a value to the entitlements of Mr. Schwarzman and his estate and related entities to receive carried interest in new funds or to invest in our investment funds fee free following his termination of service as such value cannot be reasonably estimated. We anticipate that any incremental cost to us with respect to the other personal benefits to which Mr. Schwarzman is entitled following his retirement will be de minimis.

Non-Competition
and
Non-Solicitation
Agreements
Upon the consummation of our initial public oﬀering, we entered into a non-competition
and
non-solicitation
agreement with our founder, our other senior managing directors, and most of our other professional employees and specified senior administrative personnel. Senior managing directors and other personnel who joined the firm after our initial public oﬀering have also executed similar restrictive covenant agreements, with the agreements covering non-senior
managing directors being subject to certain variations from the terms described below based on their respective positions and local law limitations. The following are descriptions of the material terms of the agreements covering senior managing directors. With the exception of the differences noted in the description below, the terms of each non-competition
and
non-solicitation
agreement covering senior managing directors are generally similar.
Full-Time Commitment
. Each senior managing director agrees to devote substantially all of their business time, skill, energies and attention to responsibilities at Blackstone in a diligent manner. Mr. Schwarzman has agreed that our business will be his principal business pursuit and that he will devote such time and attention to the business of the firm as may be reasonably requested by us.
Confidentiality
. Each senior managing director is required, whether during or after employment with us, to protect and use “confidential information” in accordance with strict restrictions placed by us on its use and disclosure. Every employee is subject to similar strict confidentiality obligations imposed by our Code of Business Conduct and Ethics applicable to all Blackstone personnel.
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
Garden Leave
. Generally, Blackstone has the right, but not the obligation, to place a senior managing director, upon voluntary departure from the firm, on a
90-day
period of “garden leave.” During this period the senior managing director will continue to receive base compensation and benefits but is prohibited from commencing employment with a new employer until the garden leave period has expired. The period of garden leave for each senior managing director will run concurrently with the non-competition
Restricted Period that applies as described below and, as noted above, may also run concurrently with the notice period in certain jurisdictions. Mr. Schwarzman is subject to non-competition
covenants but not garden leave requirements.
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
Intellectual Property.
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
we are providing the following information regarding the ratio of the annual total compensation for our principal executive oﬃcer to the median of the annual total compensation of all our employees (other than our principal executive oﬃcer) (the “CEO Pay Ratio”). Our CEO Pay Ratio is a reasonable estimate calculated in a manner consistent with Item 402(u). However, due to the flexibility aﬀorded by Item 402(u) in calculating the CEO Pay Ratio, our CEO Pay Ratio may not be comparable to the CEO pay ratios presented by other companies. As of December 31, 2025, we employed approximately 5,285 people, including our 268 senior managing directors. We identified our median employee using our global employee population as of December 31, 2025. To identify our median employee, we used annual base salary and bonuses earned in 2025. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. Application of our consistently applied compensation measure identified a group of employees with the same total annual base salary and cash bonus earned in 2025. We identified our median employee from among these employees by reviewing the components of their annual total compensation and selecting the employee whose title, tenure and compensation characteristics most accurately reflected the compensation of a typical employee. After identifying our median employee, we calculated the median employee’s annual total compensation in accordance with the requirements of the Summary Compensation Table. For 2025, the annual total compensation for Mr. Schwarzman, our principal executive officer, was $125,641,824 and our median employee’s annual total compensation was $275,000. Accordingly, annual total compensation of our principal executive officer was approximately four hundred and fifty-seven times the annual total compensation of our median employee.
Director Compensation in 2025
No additional remuneration is paid to our employees for service on our board of directors. In 2025, each of our non-employee
directors received an annual cash retainer of $150,000 and a grant of deferred restricted common stock units equivalent in value to $210,000, with a grant date fair value determined as described in footnote (a) to the first table below. An additional $40,000 annual retainer was paid to the Chairman of the Audit Committee during 2025, $30,000 of which was paid in cash and the remainder of which was paid in the form of deferred restricted common stock units equivalent in value to $10,000 and with the same vesting terms as the other deferred restricted common stock units. The amounts of our non-employee
directors’ compensation were approved by our board of directors upon the recommendation of our founder following his review of directors’ compensation paid by comparable companies.
In 2025, our Board of Directors reviewed our
non-employee
director compensation, which has remained unchanged since 2019, and determined it was appropriate to make a moderate increase in the annual compensation payable to our non-employee
directors. Accordingly, beginning in 2026, each of our
non-employee
directors will receive an annual retainer of $400,000, $175,000 of which will be paid in cash and the remainder of which will be paid in the form of a grant of deferred restricted common units equivalent in value to $225,000. The deferred restricted common units will be granted annually on April 1 and continue to vest on the first anniversary of the date of the grant. The additional retainer to be paid to the Chairman of the Audit Committee will remain unchanged.

The following table provides the director compensation for our directors for 2025:

Name	Fees Earned or Paid in Cash	Stock Awards (a)(b)	Total
Joseph P. Baratta (c)	$—	$—	$—
James W. Breyer	$150,000	$210,049	$360,049
Reginald J. Brown	$150,000	$210,180	$360,180
Rochelle B. Lazarus	$150,000	$210,145	$360,145
William G. Parrett	$180,000	$220,061	$400,061
Ruth Porat	$150,000	$210,047	$360,047

(a)
The references to “stock” in this table refer to our deferred restricted common stock units. Amounts for 2025 represent the grant date fair value of stock awards granted in the year, computed in accordance with GAAP, pertaining to equity-based compensation. The assumptions used in determining the grant date fair value are set forth in Note 15. “Earnings Per Share and Stockholders’ Equity” in the “Notes to Consolidated Financial Statements” in “Part II. Item 8. Financial Statements and Supplementary Data.” These deferred restricted common stock units vest, and the underlying shares of common stock will be delivered, on the first anniversary of the date of the grant, subject to the director’s continued service on our board of directors.

(b)
Each of our
non-employee
directors was granted deferred restricted common stock units upon appointment as a director. In 2025, in connection with the anniversary of his or her initial grant, each of the following directors was granted deferred restricted common stock units: Mr. Breyer — 1,295 units; Mr. Brown — 1,150 units; Ms. Lazarus — 1,334 units; Mr. Parrett — 1,529 units; and Ms. Porat — 1,464 units.

The following table provides information regarding outstanding unvested equity awards made to our directors as of December 31, 2025:

	Stock Awards (1)
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (2)
James W. Breyer	1,295	$199,611
Reginald J. Brown	1,150	$177,261
Rochelle B. Lazarus	1,334	$205,623
William G. Parrett	1,529	$235,680
Ruth Porat	1,464	$225,661

(1)	The references to “stock” or “shares” in this table refer to our deferred restricted common stock units.
(2)
The dollar amounts shown in this column were calculated by multiplying the number of unvested deferred restricted common stock units held by the director by the closing market price of $154.14 per share of our common stock on December 31, 2025, the last trading day of 2025.

(c)
Mr. Baratta is an employee and no additional remuneration is paid to him for his service as a director. Mr. Baratta’s employee compensation is discussed in “—Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock and Blackstone Holdings Partnership Units as of February 20, 2026 by:

•	each person known to us to beneficially own 5% of any class of the outstanding voting securities of Blackstone Inc.,

•	each member of our board of directors,

•	each of our named executive officers, and

•	all our current directors and executive officers as a group.
The amounts and percentage of common stock and Blackstone Holdings Partnership Units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of February 20, 2026. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all securities shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise included, for purposes of this table, the principal business address for each such person is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.

	Shares of Common Stock Beneficially Owned		Blackstone Holdings Partnership Units Beneficially Owned (a)
Name of Beneficial Owner	Number	% of Class	Number	% of Class
5% Stockholders
The Vanguard Group, Inc. (b)	62,972,154	8.5%	—	—
BlackRock, Inc. (c)	45,986,530	6.2%	—	—
Directors and Named Executive Officers (d)(e)
Stephen A. Schwarzman (f)(g)	—	—	231,924,793	52.2%
Jonathan D. Gray (g)	2,270,041	*	41,293,901	9.3%
Michael S. Chae (g)	597,952	*	6,407,182	1.4%
John G. Finley (g)	156,492	*	434,776	*
Vikrant Sawhney (g)	454,655	*	639,771	*
Joseph P. Baratta	484,101	*	6,949,245	1.5%
James W. Breyer	67,611	*	—	—
Reginald J. Brown	18,351	*	—	—
Rochelle B. Lazarus (g)	59,362	*	—	—
William G. Parrett (g)	93,023	*	—	—
Ruth Porat	46,901	*	—	—
All current executive officers and directors as a group (11 persons)	4,248,489	*	287,194,668	64.6%

*	Less than one percent
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

(d)
The shares of common stock beneficially owned by the directors and executive officers reflected above do not include the following number of securities that will be delivered to the respective individual more than 60 days after February 28, 2026: Mr. Gray – 1,105,714 deferred restricted common stock; Mr. Chae – 417,716 deferred restricted common stock; Mr. Finley – 349,826 deferred restricted common stock; Mr. Baratta – 262,872 deferred restricted common stock; Mr. Sawhney – 363,551 deferred restricted common stock; Mr. Parrett – 1,529 deferred restricted common stock; Ms. Lazarus – 1,334 deferred restricted common stock; Mr. Breyer – 1,295 deferred restricted common stock; Ms. Porat – 1,464 deferred restricted common stock; and Mr. Brown – 1,150 deferred restricted common stock.

(e)
The Blackstone Holdings Partnership Units shown in the table above include the following number of vested units being held back under our minimum retained ownership requirements: Mr. Schwarzman – 12,368,074 Blackstone Holdings Partnership Units; Mr. Gray – 11,566,546 Blackstone Holdings Partnership Units and 226,298 deferred restricted common units; Mr. Chae – 3,433,537 Blackstone Holdings Partnership Units and 59,938 deferred restricted common units; and Mr. Finley – 193,786 Blackstone Holdings Partnership Units and 40,246 deferred restricted common units; Mr. Baratta – 4,044,420 Blackstone Holdings Partnership Units and 390,739 deferred restricted common units; and Mr. Sawhney – 219,676 Blackstone Holdings Partnership Units and 143,320 deferred restricted common units.

(f)
On those few matters that may be submitted for a vote of the sole holder of the Series I preferred stock, Blackstone Partners L.L.C., an entity owned by senior managing directors of Blackstone and controlled by Mr. Schwarzman, is entitled to an aggregate number of votes on any matter that may be submitted for a vote of our common stock that is equal to the aggregate number of vested and unvested Blackstone Holdings Partnership Units held by the limited partners of Blackstone Holdings on the relevant record date and entitles it to participate in the vote on the same basis as our common stock. Our senior managing directors have agreed in the limited liability company agreement of Blackstone Partners L.L.C. that Mr. Schwarzman, in his capacity as founding member, will have the power to determine how the Series I preferred stock held by Blackstone Partners L.L.C. will be voted. The limited liability company agreement of Blackstone Partners L.L.C. provides that at such time as Mr. Schwarzman should cease to be the founding member of Blackstone Partners L.L.C., Jonathan D. Gray will thereupon succeed Mr. Schwarzman as the founding member of Blackstone Partners L.L.C. From and after such time, the members of Blackstone Partners L.L.C. constituting a “Majority in Interest of the Members” (and with no member having greater than a 24.9% voting interest) will have the power to remove the founding member and designate a successor. If Blackstone Partners L.L.C. directs us to do so, we will issue shares of Series I preferred stock to each of the limited partners of Blackstone Holdings, whereupon each holder of Series I preferred stock will be entitled to a number of votes that is equal to the number of vested and unvested Blackstone Holdings Partnership Units held by such Series I preferred stockholder on the relevant record date.

(g)
The Blackstone Holdings Partnership Units shown in the table above for such named executive officers and directors include: (a) the following units held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Schwarzman – 3,686,266 units held in various trusts for which Mr. Schwarzman is the investment trustee, Mr. Gray – 5,204,356 units held in a trust for which Mr. Gray is the investment trustee, Mr. Chae – 1,150,070 units held in a trust for which Mr. Chae is the investment trustee, Mr. Finley – 80,964 units held in a trust for which Mr. Finley is the investment trustee, Mr. Baratta – 142,237 units held in a trust for which Mr. Baratta is the investment trustee, and Mr. Sawhney – 104,000 units held in a trust for which Mr. Sawhney is the investment trustee; (b) the following units held in grantor retained annuity trusts for which the named executive officer or director, as applicable, is the investment trustee: Mr. Gray – 14,289,656 units; and (c) the following units held by a separate legal entity and for which the named executive officer maintains voting and investment control: Mr. Schwarzman – 1,438,529 units, Mr. Finley – 72,000 units, Mr. Baratta – 4,128,950 units, and Mr. Sawhney – 56,000 units. Mr. Schwarzman also directly, or through a corporation for which he is the controlling shareholder, beneficially owns an additional 364,278 partnership units in each of Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. In addition, with respect to Mr. Schwarzman, the above table excludes partnership units of Blackstone Holdings held by his children or in trusts for the benefit of his family as to which he has no voting or investment control. The Blackstone common stock shown in the table above for each named executive officer and director include: (a) the following shares held for the benefit of family members with respect to which the named executive officer or director, as applicable, disclaims beneficial ownership: Mr. Finley – 32,523 shares held in a family limited liability company and 4,000 shares held in a trust for the benefit of his spouse of which he is a trustee, and Ms. Lazarus – 2,950 shares held in a trust for the benefit of family members over which she shares investment control; (b) Mr. Finley – 11,000 shares held in a trust for the benefit of Mr. Finley and his family of which he is a trustee; and (c) 10,000 shares that have been pledged by Mr. Parrett to a third party to secure payment for a loan.
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the 2007 Equity Incentive Plan as of December 31, 2025:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (b)
Equity Compensation Plans Approved by Security Holders	51,386,461	—	163,830,626
Equity Compensation Plans Not Approved by Security Holders	—	—	—

	51,386,461	—	163,830,626

(a)
Reflects the outstanding number of our deferred restricted common stock units and deferred restricted Blackstone Holdings Partnership Units granted under the 2007 Equity Incentive Plan as of December 31, 2025.

(b)
The aggregate number of our common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan is increased on the first day of each fiscal year during its term by a number of shares of common stock equal to the positive difference, if any, of (a) 15% of the aggregate number of shares of our common stock and Blackstone Holdings Partnership Units outstanding on the last day of the immediately preceding fiscal year (excluding Blackstone Holdings Partnership Units held by Blackstone Inc. or its wholly owned subsidiaries) minus (b) the aggregate number of shares of our common stock and Blackstone Holdings Partnership Units covered by the 2007 Equity Incentive Plan as of such date (unless the administrator of the 2007 Equity Incentive Plan should decide to increase the number of shares of our common stock and Blackstone Holdings Partnership Units covered by the plan by a lesser amount). As of January 1, 2026, pursuant to this formula, 176,596,501 shares of common stock, which is equal to 0.15 times the number of shares of our common stock and Blackstone Holdings Partnership Units outstanding on December 31, 2025, were available for issuance under the 2007 Equity Incentive Plan. We have filed a registration statement and intend to file additional registration statements on Form
S-8
under the Securities Act to register shares of common stock covered by the 2007 Equity Incentive Plan (including pursuant to automatic annual increases). Any such Form
S-8
registration statement will automatically become effective upon filing. Accordingly, shares of common stock registered under such registration statement will be available for sale in the open market.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Tax Receivable Agreements
We used a portion of the proceeds from the IPO and the sale of non-voting
common units to Beijing Wonderful Investments to purchase interests in the predecessor businesses from the predecessor owners. In addition, holders of Blackstone Holdings Partnership Units (other than Blackstone Inc.’s wholly owned subsidiaries), subject to the vesting and minimum retained ownership requirements and transfer restrictions set forth in the partnership agreements of the Blackstone Holdings Partnerships, may up to four times each year (subject to the terms of the exchange agreement) exchange their Blackstone Holdings Partnership Units for shares of our common stock on a one-for-one
basis. A Blackstone Holdings limited partner must exchange one partnership unit in each of the Blackstone Holdings Partnerships to effect an exchange for a share of common stock. Blackstone Holdings I L.P. and Blackstone Holdings II L.P. have made an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of partnership units for a share of common stock occurs, which may result in an adjustment to the tax basis of the assets of such Blackstone Holdings Partnerships at the time of an exchange of partnership units. Other Blackstone Holdings Partnerships and certain subsidiary partnerships are expected to make such elections for the 2025 and subsequent taxable years with the filing of their federal income tax returns for such tax years. The purchase and subsequent exchanges of Blackstone Holdings Partnership Units are expected to result in increases in the tax basis of the tangible and intangible assets of Blackstone Holdings that otherwise would not have been available. These increases in tax basis may increase (for tax purposes) depreciation and amortization and therefore reduce the amount of tax that we would otherwise be required to pay in the future. We have entered into a tax receivable agreement with holders of Blackstone Holdings Partnership Units that provides for the payment by us to such holders of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by the corporate taxpayers or a change in control, as discussed below) as a result of these increases in tax basis and of certain other tax benefits related to our entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. This payment obligation is an obligation of us (and certain of our subsidiaries that are treated as corporations for U.S. federal income tax purposes which we refer to as “the corporate taxpayers”) and not of Blackstone Holdings. The corporate taxpayers expect to benefit from the remaining 15% of cash savings, if any, in income tax that they realize. For purposes of the tax receivable agreement, cash savings in income tax will be computed by comparing the actual income tax liability of the corporate taxpayers to the amount of such taxes that the corporate taxpayer would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of Blackstone Holdings as a result of the exchanges and had the corporate taxpayers not entered into the tax receivable agreement. The term of the tax receivable agreement commenced upon consummation of our IPO and will continue until all such tax benefits have been utilized or expired, unless the corporate taxpayers exercise their right to terminate the tax receivable agreement for an amount based on the agreed payments remaining to be made under the agreement.
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreement (which are taxable to the recipients) in respect of the purchase and exchanges will aggregate $2.1 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $699.3 million assuming a 15% discount rate and using an estimate of timing of the benefit to be received. Future payments under the tax receivable agreement in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreement are not conditioned upon continued ownership of Blackstone equity interests by the holders of Blackstone Holdings Partnership Units mentioned above.

Subsequent to December 31, 2025, payments totaling $70.6 million were made to certain holders of Blackstone Holdings Partnership Units mentioned above in accordance with the tax receivable agreement and related to tax benefits the Partnership received for the 2024 taxable year. Such payments included $2.2 million to Mr. Schwarzman, $0.3 million to Mr. Chae, $0.1 million to Mr. Finley, $0.07 million to Mr. Sawhney, and $0.9 million to Mr. Baratta, which amounts include payments to vehicles controlled by such persons or their relatives, as applicable.
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
Joseph P. Baratta
Mr. Baratta received a base salary of $350,000 and a bonus payment of $8,019,401. The bonus payment was based upon the performance of our private equity business, including the contribution of all current and past funds within the business dating back to before the IPO. The ultimate bonus payment to Mr. Baratta was, however, determined in the discretion of Mr. Schwarzman and Mr. Gray. On January 12, 2026, Mr. Baratta was granted 51,216 shares of deferred restricted common stock with a grant date fair value of $8,019,401, reflecting 100% of his annual bonus payment mandatorily deferred into deferred restricted common stock pursuant to the Bonus Deferral Plan. In April 2025, Mr. Baratta was awarded a discretionary award of 67,207 deferred restricted common stock units with a grant date fair value of $9,597,160. This award reflected 2024 performance and was intended to further promote retention and to incentivize future performance. See “—Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2025 — Terms of Discretionary Equity Awards” for discussion of the vesting terms applicable to Mr. Baratta’s equity awards.
Mr. Baratta also participated in the performance fees of our funds, consisting of carried interest in our carry funds and incentive fees in our funds that pay incentive fees. The compensation paid to Mr. Baratta in respect of carried interest in our carry funds primarily relates to Mr. Baratta’s participation in the private equity funds (which were formed both before and after the IPO). The amount of distributions, whether cash or in-kind,
in respect of carried interest or incentive fee allocations to Mr. Baratta for 2025 was $28,391,629. Any in-kind
distributions in respect of carried interest are reported based on the market value of the securities distributed as of the date of distribution. See “—Item 11. Executive Compensation — Compensation Elements for Named Executive Officers” in this report for additional discussion of the elements of our compensation program.
Blackstone Holdings Partnership Agreements
As a result of the reorganization and the IPO, Blackstone Inc. (at that time, The Blackstone Group L.P.) became a holding partnership and, through wholly owned subsidiaries, held equity interests in the partnerships comprising Blackstone Holdings.
Wholly owned subsidiaries of Blackstone Inc. which are the general partners of such partnerships have the right to determine when distributions will be made to the partners of Blackstone Holdings and the amount of any such distributions. If a distribution is authorized, such distribution will be made to the partners of Blackstone Holdings pro-rata
in accordance with the percentages of their respective partnership interests as described under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy.”

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
See “—Item 11. Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2025 — Terms of Discretionary Equity Awards” for a discussion of minimum retained ownership requirements and transfer restrictions applicable to the Blackstone Holdings Partnership Units. The generally applicable minimum retained ownership requirements and transfer restrictions are outlined in the sections referenced in the preceding sentence. There may be some different arrangements for some individuals in some instances. In addition, we may waive these requirements and restrictions from time to time.
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
Mr. Brown’s appointment to our board of directors. During 2025, we paid Kirkland approximately $87.8 million in legal fees (the “Fees”), and Mr. Brown’s interest in the Fees is estimated to be less than 1% of the Fees. Mr. Brown does not receive any direct compensation, specific origination bonus or other disproportionate allocation from legal fees we pay to Kirkland.
Firm Use of Private Aircraft
Certain entities controlled by Mr. Schwarzman wholly own aircraft that we use for business purposes in the course of our operations, and in 2025, we made payments of $4.5 million for the use of such aircraft, which included $2.9 million paid directly to the managers of the aircraft. An entity controlled by Mr. Gray wholly owns aircraft that we use for business purposes in the course of our operations, and in 2025, we made payments of $4.7 million for the use of such aircraft, which included $1.8 million paid directly to the manager of the aircraft. An entity jointly controlled by Mr. Baratta and two other individuals owns aircraft that we use for business purposes in the course of our operations, and in 2025, we made payments of $2.1 million for the use of such aircraft, which included $1.2 million paid directly to the manager of the aircraft. As part of these arrangements, when we use such aircraft for business purposes from time to time, Messrs. Schwarzman, Gray and Baratta or their affiliated entities, as applicable, receive from their respective manager all or substantially all of the charter charges, net of any fee retained by such manager. Each of Messrs. Schwarzman, Gray, and Baratta paid for his respective ownership interest in his aircraft himself and bore his respective share of all operating, personnel and maintenance costs associated with the operation of such aircraft. The hourly payments we made for use of such aircraft were based on current market rates.
Investment In or Alongside Our Funds
Our directors and executive officers may invest their own capital in or alongside our funds and other vehicles we manage, in some instances, without being subject to management fees, carried interest or incentive fees. For our carry funds, these investments may be made through the applicable fund general partner and fund a portion of the general partner capital commitments to our funds. These investment opportunities are available to all of our senior managing directors and to those of our employees whom we have determined to have a status that reasonably permits us to offer them these types of investments and in compliance with applicable laws. During the year ended December 31, 2025, our directors and executive officers (and, in some cases, certain investment trusts or other family vehicles or charitable organizations controlled by them or their immediate family members) had the following gross contributions relating to their personal investments (and the investments of any such trusts) in Blackstone funds and other Blackstone-managed vehicles: Mr. Schwarzman, Mr. Gray, Mr. Breyer, Mr. Baratta, Ms. Porat, Mr. Chae, Mr. Sawhney, Mr. Finley, Mr. Brown, and Mr. Parrett made gross contributions of $372.3 million, $32.3 million, $10.4 million, $9.4 million, $3.9 million, $3.7 million, $1.8 million, $1.7 million, $1.1 million, and $0.5 million, respectively.

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
The following table summarizes the aggregate fees for professional services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, the “Deloitte Entities”):

	Year Ended December 31, 2025
	Blackstone Inc.	Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$9,605 (a)	$72,225	$—	$81,830
Audit-Related Fees	—	1,707	29,367	31,074
Tax Fees	650 (b)	112,866	8,029	121,545
All Other Fees	—	153	—	153

	$10,255	$186,951	$37,396	$234,602

	Year Ended December 31, 2024
	Blackstone Inc.	Blackstone Entities, Principally Fund Related (c)	Blackstone Funds, Transaction Related (d)	Total
	(Dollars in Thousands)
Audit Fees	$9,725 (a)	$64,272	$—	$73,997
Audit-Related Fees	—	1,355	29,949	31,304
Tax Fees	802 (b)	97,582	11,260	109,644
All Other Fees	—	78	—	78

	$10,527	$163,287	$41,209	$215,023

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

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Blackstone Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 6, 2021).

3.2	Amended and Restated Bylaws of Blackstone Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 6, 2021).

4.1	Description of Capital Stock (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022).

4.2	Indenture dated as of August 20, 2009 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2009).

4.3	Not used.

4.4	Not used.

4.5	Fourth Supplemental Indenture dated as of August 17, 2012 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2012).

4.6	Form of 6.250% Senior Note due 2042 (included in Exhibit 4.5 hereto).

4.7	Fifth Supplemental Indenture dated as of April 7, 2014 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2014).

4.8	Form of 5.000% Senior Note due 2044 (included in Exhibit 4.7 hereto).

4.9	Sixth Supplemental Indenture dated as of April 27, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2015).

4.10	Form of 4.450% Senior Note due 2045 (included in Exhibit 4.9 hereto).

4.11	Seventh Supplemental Indenture dated as of May 19, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 19, 2015).

4.12	Form of 2.000% Senior Note due 2025 (included in Exhibit 4.11 hereto).

4.13	Guarantor Joinder Agreement dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and Citibank, N.A., as administrative agent (incorporated herein by reference to Exhibit 4.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

4.14	Eighth Supplemental Indenture dated as of October 1, 2015 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., Blackstone Holdings AI L.P. and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

4.15	Ninth Supplemental Indenture dated as of October 5, 2016 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 5, 2016).

4.16	Form of 1.000% Senior Note due 2026 (included in Exhibit 4.15 hereto).

4.17	Tenth Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2017).

4.18	Form of 3.150% Senior Note due 2027 (included in Exhibit 4.17 hereto).

4.19	Eleventh Supplemental Indenture dated as of October 2, 2017 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC October 2, 2017).

4.20	Form of 4.000% Senior Note due 2047 (included in Exhibit 4.19 hereto).

4.21	Twelfth Supplemental Indenture dated as of April 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group L.P., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P., The Bank of New York Mellon, as trustee, and The Bank of New York Mellon, London Branch, as paying agent (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2019).

4.22	Form of 1.500% Senior Notes due 2029 (included in Exhibit 4.21 hereto).

4.23	Thirteenth Supplemental Indenture dated as of September 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2019).

4.24	Form of 2.500% Senior Note due 2030 (included in Exhibit 4.23 hereto).

4.25	Fourteenth Supplemental Indenture dated as of September 10, 2019 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 10, 2019).

4.26	Form of 3.500% Senior Note due 2049 (included in Exhibit 4.25 hereto).

4.27	Fifteenth Supplemental Indenture dated as of September 29, 2020 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

4.28	Form of 1.600% Senior Note due 2031 (included in Exhibit 4.27 hereto).

4.29	Sixteenth Supplemental Indenture dated as of September 29, 2020 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2020).

4.30	Form of 2.800% Senior Note due 2050 (included in Exhibit 4.29 hereto).

4.31	Seventeenth Supplemental Indenture dated as of August 5, 2021 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.32	Form of 1.625% Senior Note due 2028 (included in Exhibit 4.31 hereto).

4.33	Eighteenth Supplemental Indenture dated as of August 5, 2021 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.34	Form of 2.000% Senior Note due 2032 (included in Exhibit 4.33 hereto).

4.35	Nineteenth Supplemental Indenture dated as of August 5, 2021 among Blackstone Holdings Finance Co. L.L.C., The Blackstone Group Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2021).

4.36	Form of 2.850% Senior Note due 2051 (included in Exhibit 4.35 hereto).

4.37	Twentieth Supplemental Indenture dated as of January 10, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 10, 2022).

4.38	Form of 2.550% Senior Note due 2032 (included in Exhibit 4.37 hereto).

4.39	Twenty-First Supplemental Indenture dated as of January 10, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current report on Form 8-K filed with the SEC on January 10, 2022).

4.40	Form of 3.200% Senior Note due 2052 (included in Exhibit 4.39 hereto).

4.41	Twenty-Second Supplemental Indenture dated as of June 1, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2022).

4.42	Form of 3.500% Senior Note due 2034 (included in Exhibit 4.41 hereto).

4.43	Twenty-Third Supplemental Indenture dated as of November 3, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2022).

4.44	Form of 5.900% Senior Note due 2027 (included in Exhibit 4.43 hereto).

4.45	Twenty-Fourth Supplemental Indenture dated as of November 3, 2022 among Blackstone Holdings Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and The Bank of New York Mellon, as trustee (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2022).

4.46	Form of 6.200% Senior Note due 2033 (included in Exhibit 4.45 hereto).

4.47	Indenture dated as of December 6, 2024 among Blackstone Reg Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.48	First Supplemental Indenture dated as of December 6, 2024 among Blackstone Reg Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2024).

4.49	Form of 5.000% Senior Note due 2034 (included in Exhibit 4.48 hereto).

4.50	Second Supplemental Indenture dated as of November 3, 2025 among Blackstone Reg Finance Co. L.L.C., Blackstone Inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2025).

4.51	Form of 4.300% Senior Note due 2030 (included in Exhibit 4.50 hereto).

4.52	Third Supplemental Indenture dated as of November 3, 2025 among Blackstone Reg Finance Co L.L.C., Blackstone inc., Blackstone Holdings I L.P., Blackstone Holdings AI L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P. and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2025).

4.53	Form of 4.950% Senior Note due 2036 (included in Exhibit 4.52 hereto).

10.1	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings I L.P., dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings I L.P. party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.2	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings II L.P., dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.3	Fifth Amended and Restated Limited Partnership Agreement of Blackstone Holdings III L.P., dated as of May 7, 2021, by and among Blackstone Holdings III GP L.P. and the limited partners of Blackstone Holdings III L.P. party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.4	Fifth Amended and Restated Limited Partnership Agreement of Blackstone Holdings IV L.P., dated as of May 7, 2021, by and among Blackstone Holdings IV GP L.P. and the limited partners of Blackstone Holdings IV L.P. party thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.5	Fourth Amended and Restated Limited Partnership Agreement of Blackstone Holdings AI L.P., dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C. and the limited partners of Blackstone Holdings AI L.P. party thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.6	Amended and Restated Tax Receivable Agreement, dated as of May 7, 2021, by and among Blackstone Holdings I/II GP L.L.C., Blackstone Holdings I L.P., Blackstone Holdings II L.P. and the limited partners of Blackstone Holdings I L.P. and Blackstone Holdings II L.P. party thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.7+	Sixth Amended and Restated Exchange Agreement, dated as of February 7, 2022, among Blackstone Inc., Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners from time to time party thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022)

10.8	Amended and Restated Registration Rights Agreement, dated as of May 7, 2021 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.9+	Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024).

10.10+	The Blackstone Group Inc. Ninth Amended and Restated Bonus Deferral Plan (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 7, 2021).

10.11+	Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.12+	Letter Agreement, dated as of July 1, 2019, amending Amended and Restated Founding Member Agreement of Stephen A. Schwarzman, dated as of March 1, 2018, by and among Blackstone Holdings I L.P. and Stephen A. Schwarzman (incorporated herein by reference to Exhibit 99.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2019).

10.13+	Form of Senior Managing Director Agreement by and among Blackstone Holdings I L.P. and each of the Senior Managing Directors from time to time party thereto (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on June 14, 2007). (Applicable to all executive officers other than Mr. Schwarzman).

10.14+	Form of Deferred Restricted Common Unit Award Agreement (Directors) (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.15+	Form of Deferred Restricted Blackstone Holdings Unit Award Agreement for Executive Officers (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008).

10.16+	Second Amended and Restated Limited Liability Company Agreement of BMA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BMA V L.L.C. (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.17+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.18+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International L.P., dated as of May 31, 2007, by and among BREA International (Cayman) Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.19+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.20+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates International II L.P., dated as of May 31, 2007, by and among BREA International (Cayman) II Ltd. and certain limited partners (incorporated herein by reference to Exhibit 10.20.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.21+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Management Associates IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Management Associates IV L.L.C. (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.22+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates L.L.C. (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.23+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Mezzanine Management Associates II L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Mezzanine Management Associates II L.L.C. (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.24+	Second Amended and Restated Limited Liability Company Agreement of BREA IV L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA IV L.L.C. (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.25+	Second Amended and Restated Limited Liability Company Agreement of BREA V L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA V L.L.C. (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.26+	Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.27+	Amendment No. 1 dated as of January 1, 2008 to the Second Amended and Restated Limited Liability Company Agreement of BREA VI L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of BREA VI L.L.C. (incorporated herein by reference to Exhibit 10.26.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.28+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Communications Management Associates I L.L.C., dated as of May 31, 2007, by and among Blackstone Holdings III L.P. and certain members of Blackstone Communications Management Associates I L.L.C. (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the SEC on August 13, 2007).

10.29+	Amended and Restated Limited Liability Company Agreement of BCLA L.L.C., dated as of April 15, 2008, by and among Blackstone Holdings III L.P. and certain members of BCLA L.L.C. (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008).

10.30+	Third Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Management Associates Europe III L.P., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.31+	Second Amended and Restated Limited Liability Company Agreement of Blackstone Real Estate Special Situations Associates L.L.C., dated as of June 30, 2008 (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 8, 2008).

10.32+	BMA VI L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2008 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 7, 2008).

10.33+	Fourth Amended and Restated Limited Liability Company Agreement of GSO Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.34+	Amended and Restated Limited Liability Company Agreement of GSO Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.35+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.36+	Third Amended and Restated Limited Liability Company Agreement of GSO Capital Opportunities Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.37+	Amended and Restated Limited Liability Company Agreement of GSO Liquidity Overseas Associates LLC, dated as of March 3, 2008 (incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009).

10.38+	Blackstone / GSO Capital Solutions Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of May 22, 2009 (incorporated herein by reference to Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.39+	Blackstone / GSO Capital Solutions Overseas Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of July 10, 2009 (incorporated herein by reference to Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.40+	Blackstone Real Estate Special Situations Associates II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.41+	Blackstone Real Estate Special Situations Management Associates Europe L.P. Amended and Restated Agreement of Limited Partnership, dated as of June 30, 2009 (incorporated herein by reference to Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.42+	BRECA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of May 1, 2009 (incorporated herein by reference to Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 7, 2009).

10.43+	GSO Targeted Opportunity Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010).

10.44+	GSO Targeted Opportunity Overseas Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of December 9, 2009 (incorporated herein by reference to Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010).

10.45+	BCVA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of July 8, 2010 (incorporated herein by reference to Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 6, 2010).

10.46+	Amended and Restated Agreement of Exempted Limited Partnership of MB Asia REA L.P., dated November 23, 2010 (incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 25, 2011).

10.47+	Amended and Restated Limited Liability Company Agreement of GSO SJ Partners Associates LLC, dated December 7, 2010, by and among GSO Holdings I L.L.C. and certain members of GSO SJ Partners Associates LLC thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011).

10.48+	Amended and Restated Exempted Limited Partnership Agreement of GSO Capital Opportunities Associates II LP, dated as of December 31, 2015 (incorporated herein by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.49+	Blackstone EMA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on November 9, 2011).

10.50+	Blackstone Real Estate Associates VII L.P. Second Amended and Restated Agreement of Limited Partnership, dated as of September 1, 2011 (incorporated herein by reference to Exhibit 10.53.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012).

10.51+	GSO Energy Partners-A Associates LLC Second Amended and Restated Limited Liability Company Agreement, dated as of February 28, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 7, 2012).

10.52+	BTOA L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of February 15, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 7, 2012).

10.53+	Form of Deferred Holdings Unit Agreement for Senior Managing Directors (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 7, 2012).

10.54+	Amended and Restated Limited Liability Company Agreement of Blackstone Commercial Real Estate Debt Associates L.L.C., dated as of November 12, 2010 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 7, 2012).

10.55+	Limited Liability Company Agreement of Blackstone Innovations L.L.C., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 2, 2012).

10.56+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Innovations (Cayman) III L.P., dated November 2, 2012 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 2, 2012).

10.57+	GSO Foreland Resources Co-Invest Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of August 10, 2012 (incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.58+	GSO Palmetto Opportunistic Associates LLC Amended and Restated Limited Liability Company Agreement, dated as of July 31, 2012 (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 1, 2013).

10.59+	Second Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Asia L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014).

10.60+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe IV L.P., dated February 26, 2014 (incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014).

10.61	Form of Amended and Restated Aircraft Dry Lease Agreement (N113CS) between 113CS LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023).

10.62+	Form of Special Equity Award – Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.63+	Amended and Restated Agreement of Limited Partnership of BREP Edens Associates L.P., dated as of December 18, 2013 (incorporated herein by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.64+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone AG Associates L.P., dated as of February 16, 2016 and deemed effective as of May 30, 2014 (incorporated herein by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.65+	Amended and Restated Agreement of Limited Partnership of BREP OMP Associates L.P., dated as of June 27, 2014 (incorporated herein by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.66+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone OBS Associates L.P., dated as of February 16, 2016 and deemed effective July 25, 2014 (incorporated herein by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.67+	Amended and Restated Limited Liability Company Agreement of Blackstone EMA II L.L.C., dated as of October 21, 2014 (incorporated herein by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.68+	Second Amended and Restated Agreement of Limited Partnership of Blackstone Liberty Place Associates L.P., dated as of February 9, 2015 (incorporated herein by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.69+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates L.P., dated February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.70+	Second Amended and Restated Agreement of Exempted Limited Partnership of BPP Core Asia Associates-NQ L.P., dated as of February 16, 2016 and deemed effective March 18, 2015 (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.71+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Associates VIII L.P., dated as of March 27, 2015 (incorporated herein by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.72+	Amended and Restated Limited Liability Company Agreement of BMA VII L.L.C., dated as of May 13, 2015 (incorporated herein by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.73+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Property Associates International L.P., dated as of February 16, 2016 and deemed effective as of July 15, 2015 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.74+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Property Associates International-NQ L.P., dated as of February 16, 2016 and deemed effective July 28, 2015 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016).

10.75+	BTOA II L.L.C. Amended and Restated Limited Liability Company Agreement, dated as of December 19, 2014 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 4, 2016).

10.76+	Special Equity Award - Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (Chief Financial Officer) (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017).

10.77+	Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (2013 and 2014 awards) (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017).

10.78+	Amended and Restated Agreement of Exempted Limited Partnership of Blackstone Real Estate Associates Europe V L.P., dated May 8, 2017 and deemed effective March 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 9, 2017).

10.79+	Amended and Restated Limited Liability Company Agreement of Blackstone CEMA L.L.C., dated February 9, 2016 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 8, 2017).

10.80+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates II L.P., dated February 15, 2018 and deemed effective as of April 17, 2013 (incorporated herein by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.81+	Amended and Restated Agreement of Limited Partnership of Blackstone Real Estate Debt Strategies Associates III L.P., dated February 15, 2018 and deemed effective as of July 25, 2016 (incorporated herein by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018).

10.82	Form of Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10 K for the year ended December 31, 2023 filed with the SEC on February 23, 2024).

10.83	Form of Aircraft Dry Lease Agreement (N345XB) between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.84	Form of Aircraft Dry Lease Agreement (N776BT) between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.85	Amended and Restated Credit Agreement dated as of March 23, 2010, as amended and restated as of May 29, 2014, as further amended and restated as of August 31, 2016, as further amended and restated as of September 21, 2018, as further amended and restated as of November 24, 2020, as further amended and restated as of June 3, 2022, and as further amended and restated as of December 15, 2023, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2023).

10.86+	Amended and Restated Limited Partnership Agreement of BTOA III L.P., dated as of February 27, 2019 and deemed effective as of May 24, 2018 (incorporated herein by reference to Exhibit 10.92 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.87+	Amended and Restated Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan between The Blackstone Group L.P. and the Participant named therein (incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.88+	Form of Deferred Holdings Unit Agreement under The Blackstone Group L.P. 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.94 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019).

10.89+	Amended and Restated Limited Partnership Agreement of Blackstone Management Associates Asia L.P., dated as of August 6, 2019, and deemed effective as of November 9, 2017 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.90+	Second Amended and Restated Limited Partnership Agreement of BREIT Special Limited Partner L.P., dated as of February 12, 2020 and deemed effective as of January 1, 2018 (incorporated herein by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.91+	Amended and Restated Exempted Limited Partnership Agreement of Blackstone Real Estate Associates Asia II L.P., dated August 6, 2019 and deemed effective September 21, 2017 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.92+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates L.P., dated as of August 6, 2019 and deemed effective as of August 24, 2014 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.93+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates 2015 I L.P., dated as of August 6, 2019 and deemed effective as of February 24, 2015 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.94+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates 2016 L.P., dated as of August 6, 2019 and deemed effective as of December 9, 2016 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.95+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates IV L.P., dated as of August 6, 2019 and deemed effective as of December 22, 2017 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.96+	Amended and Restated Limited Partnership Agreement of Blackstone Total Alternatives Solution Associates V L.P., dated as of August 6, 2019 and deemed effective as of October 31, 2018 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.97+	Third Amended and Restated Limited Liability Company Agreement of BTOSIA L.L.C., dated as of August 6, 2019 and deemed effective as of May 12, 2016 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.98+	Amended and Restated Exempted Limited Partnership Agreement of Blackstone UK Mortgage Opportunities Management Associates (Cayman) L.P., dated August 6, 2019 and deemed effective December 4, 2015 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 8, 2019).

10.99+	Amended and Restated Limited Partnership Agreement of Blackstone EMA III GP L.P., dated as of November 6, 2019 and deemed effective as of August 17, 2018 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019).

10.100+	Amended and Restated Limited Partnership Agreement of BMA VIII GP L.P., dated as of November 6, 2019 and deemed effective as of March 29, 2019 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 8, 2019).

10.101+	Form of Deferred Holdings Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (2019) (incorporated herein by reference to Exhibit 10.101 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.102+	Form of Deferred Holdings Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (Termination Vesting 2019) (incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.103+	Form of Deferred Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (2020) (incorporated herein by reference to Exhibit 10.103 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.104+	Form of Deferred Unit Agreement under The Blackstone Group Inc. Amended and Restated 2007 Equity Incentive Plan (Termination Vesting 2020) (incorporated herein by reference to Exhibit 10.104 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.105+	Amended and Restated Limited Partnership Agreement of BREA Europe VI (Cayman) L.P., dated as of February 26, 2020 and deemed effective as of May 8, 2019 (incorporated herein by reference to Exhibit 10.105 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.106+	Amended and Restated Limited Partnership Agreement of BREA IX (Delaware) L.P., dated as of February 26, 2020 and deemed effective as of December 21, 2018 (incorporated herein by reference to Exhibit 10.106 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020).

10.107+	Amended and Restated Agreement of Limited Partnership, of Strategic Partners Fund Solutions Associates – NC Real Asset Opportunities, L.P., dated as of September 30, 2014 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.108+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VI L.P., dated as of April 8, 2015 (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.109+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VII L.P., dated November 4, 2020, and effective as of December 13, 2018 (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.110+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Infrastructure III L.P., dated November 4, 2020, and effective as of December 24, 2019 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.111+	Amended and Restated Agreement of Limited Partnership of Strategic Partners Fund Solutions Associates RA II L.P., dated November 4, 2020, and effective as of April 3, 2017 (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.112+	Second Amended and Restated Agreement of Limited Partnership of Strategic Partners Fund Solutions Associates VI L.P., dated as of May 23, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 4, 2023).

10.113+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VII L.P., dated as of February 12, 2016 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.114+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VIII L.P., dated November 4, 2020, and effective as of December 21, 2018 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.115+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates DE L.P., dated November 4, 2020, and effective as of February 26, 2018 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.116+	Amended and Restated Limited Partnership Agreement of Blackstone CEMA II GP L.P., dated as of November 4, 2020 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.117+	Amended and Restated Limited Partnership Agreement of BREDS IV L.P., dated as of November 4, 2020, and effective as of April 3, 2020 (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.118+	Amended and Restated Limited Partnership Agreement of BXLS V GP L.P., dated as of November 4, 2020, and effective as of December 31, 2019 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 6, 2020).

10.119	Form of Aircraft Dry Lease Agreement between Hilltop Asset Holdings LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 5, 2022).

10.120	Form of Aircraft Dry Lease Agreement between GH4 Partners LLC and Blackstone Administrative Services Partnership L.P. (incorporated herein by reference to Exhibit 10.121 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024).

10.121+	Amended and Restated Limited Partnership Agreement of BXGA GP L.P., dated as of November 3, 2023 and deemed effective as of July 15, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 3, 2023).

10.122+	Amended and Restated Exempted Limited Partnership Agreement of BMA Asia II GP L.P., dated November 3, 2023 and deemed effective from March 31, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 3, 2023).

10.123+	Second Amended and Restated Limited Partnership Agreement of Blackstone Clarus GP L.P., dated as of November 3, 2023 and deemed effective as of November 30, 2018 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 3, 2023).

10.124+	Amended and Restated Exempted Limited Partnership Agreement of BREA Asia III (Cayman) L.P., dated November 3, 2023 and deemed effective from September 27, 2021 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 3, 2023).

10.125+	Amended and Restated Limited Partnership Agreement of BREA X (Delaware) L.P., dated as of November 3, 2023 and deemed effective as of May 4, 2022 (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 3, 2023).

10.126+	Amended and Restated Limited Partnership Agreement of BTOA IV L.P., dated as of November 3, 2023 and deemed effective as of August 2, 2021 (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 3, 2023).

10.127+	Amended and Restated Limited Partnership Agreement of BMA IX GP L.P., dated as of May 3, 2024. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 3, 2024).

10.128	Amended and Restated Agreement of Exempted Limited Partnership of BREA Europe VII (Cayman) L.P., dated as of May 3, 2024 and deemed effective as of June 30, 2023. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 3, 2024).

10.129+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates GP Solutions L.P., dated as of November 1, 2024 and deemed effective as of June 16, 2021. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.130+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Infrastructure IV L.P., dated November 1, 2024 and deemed effective as of December 11, 2023. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.131+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates IX L.P., dated as of November 1, 2024 and deemed effective as of October 7, 2021. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.132+	Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VIII L.P., dated as of November 1, 2024 and deemed effective as of May 3, 2022. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.133+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates – NC Real Asset Opportunities, L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.134+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Infrastructure III L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.135+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates RA II L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.136+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VI L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.137+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates Real Estate VII L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.138+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VII L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.139+	Second Amended and Restated Limited Partnership Agreement of Strategic Partners Fund Solutions Associates VIII L.P., dated as of November 1, 2024 and deemed effective as of May 23, 2023. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.140+	Amended and Restated Limited Partnership Agreement of Blackstone ETMA IV GP L.P., dated as of November 1, 2024 and deemed effective as of June 4, 2024 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on November 1, 2024).

10.141+	Omnibus Amendment to Certain GP Carry Plan Governing Agreements, dated as of January 23, 2025 and deemed effective as of January 1, 2025 (incorporated herein by reference to Exhibit 10.142 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025).

10.142+	Form of Omnibus Amendment to Deferred Unit and Phantom Unit Agreement under Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.143 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025).

10.143+	Form of Deferred Unit Agreement under Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (2024) (incorporated herein by reference to Exhibit 10.144 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025).

10.144+	Form of Deferred Unit Agreement under Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (Termination Vesting 2024) (incorporated herein by reference to Exhibit 10.145 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025).

10.145	Form of Deferred Unit Agreement under Blackstone Inc. Amended and Restated 2007 Equity Incentive Plan (Blackstone Inc. Board of Directors) (incorporated herein by reference to Exhibit 10.146 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025).

10.146+	Amended and Restated Limited Partnership Agreement of BXGA II GP L.P., dated as of August 8, 2025 and deemed effective as of February 19, 2025 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 file with the SEC on August 8, 2025).

10.147	Amended and Restated Credit Agreement, dated as of October 16, 2025, among Blackstone Holdings Finance Co. L.L.C., as borrower, Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P. and Blackstone Holdings IV L.P., as guarantors, Citibank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2025).

10.148+	Amended and Restated Limited Partnership Agreement of BREDS V L.P., dated as of November 7, 2025 and deemed effective as of November 1, 2022 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).

10.149*+	Amended and Restated Limited Partnership Agreement of Blackstone Private Equity Strategies Associates L.P., dated as of February 27, 2026 and deemed effective as of January 1, 2026.

10.150*+	Amended and Restated Limited Partnership Agreement of Blackstone Infrastructure Strategies Associates L.P., dated as of February 27, 2026 and deemed effective as of January 1, 2026.

19.1	Blackstone Inc. Securities Trading Policy and Procedures Governing Transactions in Blackstone Securities (incorporated herein by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025).

21.1*	Subsidiaries of the Registrant.

22.1*	Subsidiary Guarantors and Issuers of Registered Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Blackstone Inc. Incentive Compensation Clawback Policy (incorporated herein by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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
Date: February 27, 2026

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Vice Chairman and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of February, 2026.

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