Form 10-Q
period 2026-03-31
Blackstone Inc.
filed 2026-05-08
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-33551

Blackstone Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8875684 (I.R.S. Employer Identification No.)
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
As of May 1, 2026, there were
742,879,807
 shares of common stock of the registrant outstanding.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations, taxes, earnings and financial performance, share repurchases and dividends. You can identify these forward-looking statements by the use of words such as “outlook,” “indicator,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “scheduled,” “estimates,” “anticipates,” “opportunity,” “leads,” “forecast,” “possible” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as such factors may be updated from time to time in our subsequent filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. The forward-looking statements speak only as of the date of this report, and we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Part I. Financial Information
Item 1. Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	$		$
	March 31, 2026		December 31, 2025
Assets
Cash and Cash Equivalents		$2,448,485		$2,631,241
Cash Held by Blackstone Funds and Other		261,955		223,441
Investments		32,747,619		32,212,111
Accounts Receivable		572,832		291,758
Due from Affiliates		6,395,165		6,357,462
Intangible Assets, Net		122,324		131,359
Goodwill		1,890,202		1,890,202
Other Assets		1,035,171		1,157,719
Right-of-Use Assets		786,276		757,459
Deferred Tax Assets		2,066,953		2,056,223

Total Assets		$48,326,982		$47,708,975

Liabilities and Equity
Loans Payable		$13,280,285		$12,445,144
Due to Affiliates		3,244,627		3,224,432
Accrued Compensation and Benefits		6,396,285		6,411,389
Operating Lease Liabilities		881,566		861,021
Accounts Payable, Accrued Expenses and Other Liabilities		3,107,508		2,885,817

Total Liabilities		26,910,271		25,827,803

Commitments and Contingencies
Redeemable Non-Controlling Interests in Consolidated Entities		1,400,419		1,380,503

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (751,535,403 shares issued and outstanding as of March 31, 2026; 748,688,068 shares issued and outstanding as of December 31, 2025)		7		7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, 1 share issued and outstanding as of March 31, 2026 and December 31, 2025)		—		—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, 1 share issued and outstanding as of March 31, 2026 and December 31, 2025)		—		—
Additional Paid-in-Capital		8,710,266		8,479,886
Retained Earnings (Deficit)		(323,733)		191,641
Accumulated Other Comprehensive Loss		(15,770)		(6,008)

Total Stockholders’ Equity of Blackstone Inc.		8,370,770		8,665,526
Non-Controlling Interests in Consolidated Entities		7,226,994		7,224,211
Non-Controlling Interests in Blackstone Holdings		4,418,528		4,610,932

Total Equity		20,016,292		20,500,669

Total Liabilities and Equity		$48,326,982		$47,708,975

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

	$		$
	March 31, 2026		December 31, 2025
Assets
Cash Held by Blackstone Funds and Other		$261,955		$223,441
Investments		5,167,109		5,180,879
Accounts Receivable		2,166		16,388
Due from Affiliates		348,194		366,388
Other Assets		3,339		14,705

Total Assets		$5,782,763		$5,801,801

Liabilities
Loans Payable		$90,748		$126,421
Due to Affiliates		144,108		181,587
Accounts Payable, Accrued Expenses and Other Liabilities		73,999		58,996

Total Liabilities		$308,855		$367,004

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	$		$
	Three Months Ended March 31,
	2026		2025
Revenues
Management and Advisory Fees, Net		$2,148,620		$1,904,317

Incentive Fees		165,419		191,825

Investment Income (Loss)
Performance Allocations
Realized		1,103,173		562,050
Unrealized		283,452		263,201
Principal Investments
Realized		143,020		185,542
Unrealized		(385,002)		158,713

Total Investment Income		1,144,643		1,169,506

Interest and Dividend Revenue		107,940		97,420
Other		50,973		(73,610)

Total Revenues		3,617,595		3,289,458

Expenses
Compensation and Benefits
Compensation		1,166,897		1,029,362
Incentive Fee Compensation		54,368		57,029
Performance Allocations Compensation
Realized		433,449		241,890
Unrealized		89,701		103,559

Total Compensation and Benefits		1,744,415		1,431,840
General, Administrative and Other		372,821		332,373
Interest Expense		137,053		118,115
Fund Expenses		8,004		12,104

Total Expenses		2,262,293		1,894,432

Other Income
Net Gains from Fund Investment Activities		99,755		57,575

Total Other Income		99,755		57,575

Income Before Provision for Taxes		1,455,057		1,452,601
Provision for Taxes		197,150		243,827

Net Income		1,257,907		1,208,774
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		21,010		7,900
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		117,367		100,547
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		469,801		485,475

Net Income Attributable to Blackstone Inc.		$649,729		$614,852

Net Income Per Share of Common Stock
Basic		$0.83		$0.80

Diluted		$0.83		$0.80

Weighted-Average Shares of Common Stock Outstanding
Basic		785,332,239		771,796,385

Diluted		786,296,310		772,434,602

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	$		$
	Three Months Ended
	March 31,
	2026		2025
Net Income		$1,257,907		$1,208,774
Other Comprehensive Income (Loss) – Currency Translation Adjustment		(42,100)		76,471

Comprehensive Income		1,215,807		1,285,245

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		(3,697)		63,054
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities		117,367		100,547
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings		462,170		495,493

Comprehensive Income Attributable to Non-Controlling Interests		575,840		659,094

Comprehensive Income Attributable to Blackstone Inc.		$639,967		$626,151

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)
	$	$		$		$		$		$		$		$		$		$

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2025	748,688,068		$7		$8,479,886		$191,641		$(6,008)		$8,665,526		$7,224,211		$4,610,932		$20,500,669		$1,380,503
Transfer In Due to Consolidation of Fund Entities	—		—		—		—		—		—		120,495		—		120,495		—
Transfer Out Due to Deconsolidation of Fund Entities	—		—		—		—		—		—		(313,235)		—		(313,235)		—
Net Income	—		—		—		649,729		—		649,729		117,367		469,801		1,236,897		21,010
Currency Translation Adjustment	—		—		—		—		(9,762)		(9,762)		—		(7,631)		(17,393)		(24,707)
Capital Contributions	—		—		—		—		—		—		414,661		4,567		419,228		69,629
Capital Distributions	—		—		—		(1,165,103)		—		(1,165,103)		(310,352)		(757,392)		(2,232,847)		(46,016)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		—		—		—		—		(26,153)		—		(26,153)		—
Deferred Tax Effects on Equity Transactions	—		—		14,976		—		—		14,976		—		—		14,976		—
Equity-Based Compensation	—		—		238,478		—		—		238,478		—		141,524		380,002		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,184,709		—		(41,949)		—		—		(41,949)		—		—		(41,949)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(200,000)		—		(24,398)		—		—		(24,398)		—		—		(24,398)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		33,494		—		—		33,494		—		(33,494)		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	862,626		—		9,779		—		—		9,779		—		(9,779)		—		—

Balance at March 31, 2026	751,535,403		$7		$8,710,266		$(323,733)		$(15,770)		$8,370,770		$7,226,994		$4,418,528		$20,016,292		$1,400,419

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	$		$
	Three Months Ended March 31,
	2026		2025
Operating Activities
Net Income		$1,257,907		$1,208,774
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Realized Gains on Investments		(1,434,843)		(962,050)
Changes in Unrealized (Gains) Losses on Investments		317,115		(188,532)
Non-Cash Performance Allocations		(283,452)		(263,201)
Non-Cash Performance Allocations and Incentive Fee Compensation		577,518		402,478
Equity-Based Compensation Expense		560,862		471,089
Amortization of Intangibles		9,035		8,975
Other Non-Cash Amounts Included in Net Income		(201,230)		(15,888)
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities		830		—
Cash Relinquished with Deconsolidation of Fund Entities		(38)		(65,803)
Accounts Receivable		(366,998)		(38,821)
Due from Affiliates		238,420		309,497
Other Assets		154,786		46,638
Accrued Compensation and Benefits		(709,726)		(449,351)
Accounts Payable, Accrued Expenses and Other Liabilities		176,546		100,481
Due to Affiliates		(24,181)		512,648
Investments Purchased		(910,198)		(1,541,852)
Cash Proceeds from Sale of Investments		1,628,693		1,574,136

Net Cash Provided by Operating Activities		991,046		1,109,218

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements		(33,409)		(29,278)

Net Cash Used in Investing Activities		(33,409)		(29,278)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities		(356,296)		(252,572)
Contributions from Non-Controlling Interest Holders in Consolidated Entities		458,136		1,430,763
Payments Under Tax Receivable Agreement		(63,820)		(43,954)
Net Settlement of Vested Common Stock and Repurchase of Common Stock		(66,347)		(100,126)
Proceeds from Loans Payable		900,000		1,024,556
continued…
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	$		$
	Three Months Ended March 31,
	2026		2025
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable		$(47,686)		$(60,895)
Dividends/Distributions to Stockholders and Unitholders		(1,917,928)		(1,858,537)

Net Cash Provided by (Used in) Financing Activities		(1,093,941)		139,235

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other		(7,938)		4,570

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)		(144,242)		1,223,745
Beginning of Period		2,854,682		2,176,192

End of Period		$2,710,440		$3,399,937

Supplemental Disclosure of Cash Flows Information
Payments for Interest		$104,084		$96,057

Payments for Income Taxes		$76,016		$64,535

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders		$4,567		$4,186

Non-Cash Distributions to Non-Controlling Interest Holders		$(4,640)		$(3,966)

Transfer of Interests to Non-Controlling Interest Holders		$(26,153)		$3,107

Net Settlement of Vested Common Stock		$334,203		$418,449

Deferred Tax Asset Increase from Equity Transactions		$49,127		$212,113

Due to Affiliates Increase Related to the Impact of Conversions on Tax Receivable Agreements		$30,897		$168,980

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	$		$
	March 31, 2026		December 31, 2025
Cash and Cash Equivalents		$2,448,485		$2,631,241
Cash Held by Blackstone Funds and Other		261,955		223,441

		$2,710,440		$2,854,682

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
for the year ended December 31, 2025 filed with the United States Securities and Exchange Commission.
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
Accrued but unpaid Management and Advisory Fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Due from Affiliates in the Condensed Consolidated Statements of Financial
Condition
.
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
Performance Allocations are made to the general partner based either on cumulative fund performance to date, subject to a preferred return to limited partners or based on vehicle performance over a period of time, subject to a high water mark and preferred return to investors. At the end of each reporting period, Blackstone calculates the balance of accrued Performance Allocations (“Accrued Performance Allocations”) that would be due to Blackstone for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner or (b) negative performance that would cause the amount due to Blackstone to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. Blackstone ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. Blackstone is not obligated to pay guaranteed returns or hurdles, and therefore cannot have negative Performance Allocations over the life of a fund. Accrued Performance Allocations as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition.
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

1
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

1
9

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
Compensation and Benefits
 — Performance Allocations Compensation
 —
Performance Allocations Compensation consists of compensation paid based on Performance Allocations (which may be distributed in cash or in-kind).
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

2
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

2
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

2
4

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Affiliates
Blackstone considers its Founder, senior managing directors, employees, the Blackstone Funds and the Portfolio Companies to be affiliates.
Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.

3.	Intangible Assets
Intangible Assets, Net consists of the following:

	$		$
	March 31, 2026		December 31, 2025
Finite-Lived Intangible Assets/Contractual Rights		$1,749,626		$1,749,626
Accumulated Amortization		(1,627,302)		(1,618,267)

Intangible Assets, Net		$122,324		$131,359

Amortization expense associated with Blackstone’s intangible assets was $9.0 million for each of the three month periods ended March 31, 2026 and 2025.
Amortization of Intangible Assets held at March 31, 2026 is expected to be $36.1 million, $35.1 million, $18.2 million, $17.0 million and $14.0 million for the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively. Blackstone’s Intangible Assets as of March 31, 2026 are expected to amortize over a weighted-average period of
 4.3 years.

4.	Investments
Investments consist of the following:

	$		$
	March 31, 2026		December 31, 2025
Investments of Consolidated Blackstone Funds		$5,189,519		$5,180,879
Equity Method Investments
Partnership Investments		6,612,536		6,546,190
Accrued Performance Allocations		13,002,955		12,980,356
Corporate Treasury Investments		167,389		359,657
Other Investments		7,775,220		7,145,029

		$32,747,619		$32,212,111

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $479.6 million and $472.7 million at March 31, 2026 and December 31, 2025, respectively.
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

2
5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	$		$
	Three Months Ended March 31,
	2026		2025
Realized Gains		$25,163		$24,690
Net Change in Unrealized Gains		69,378		26,531

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds		94,541		51,221
Interest and Dividend Revenue, Foreign Exchange Gains and Other Gains Attributable to Consolidated Blackstone Funds		5,214		6,354

Other Income – Net Gains from Fund Investment Activities		$99,755		$57,575

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the three months ended March 31, 2026 and 2025, no individual equity method investment held by Blackstone met the significance criteria.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $102.5 million and $140.5 million for the three months ended March 31, 2026 and 2025, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	$		$		$		$		$
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
Accrued Performance Allocations, December 31, 2025		$1,762,496		$10,389,351		$640,587		$187,922		$12,980,356
Performance Allocations as a Result of Changes in Fund Fair Values		298,528		1,090,560		29,396		46,837		1,465,321
Foreign Exchange Loss		(1,400)		—		—		—		(1,400)
Fund Distributions		(467,073)		(693,371)		(165,837)		(115,041)		(1,441,322)

Accrued Performance Allocations, March 31, 2026		$1,592,551		$10,786,540		$504,146		$119,718		$13,002,955

2
6

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third-party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	$		$
	Three Months Ended March 31,
	2026		2025
Realized Gains (Losses)		$1,279		$(8,356)
Net Change in Unrealized Gains (Losses)		(18,791)		3,049

		$(17,512)		$(5,307)

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $475.1 million as of March 31, 2026. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 7. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	$		$
	Three Months Ended March 31,
	2026		2025
Realized Gains		$3,780		$112,648
Net Change in Unrealized Gains (Losses)		(314,929)		172,432

		$(311,149)		$285,080

5.	Derivative Financial Instruments
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

2
7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments. The notional amount represents the absolute value amount of all outstanding derivative contracts.

	$		$		$		$		$		$		$		$
	March 31, 2026								December 31, 2025
	Assets				Liabilities				Assets				Liabilities
	Notional		Fair Value		Notional		Fair Value		Notional		Fair Value		Notional		Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts		$613,550		$130,405		$601,000		$90,392		$613,740		$123,747		$601,000		$97,283
Foreign Currency Contracts		715,018		20,960		473,997		9,227		443,001		7,446		1,030,702		17,310
Credit Default Swaps		—		—		640		18		—		—		640		19
Total Return Swaps		44,060		5,273		—		—		23,532		3,364		—		—
Equity Options		—		—		1,484,840		1,149,255		—		—		1,462,632		1,124,147

		1,372,628		156,638		2,560,477		1,248,892		1,080,273		134,557		3,094,974		1,238,759

Investments of Consolidated Blackstone Funds
Interest Rate Contracts		865,519		14,007		865,519		14,007		880,390		12,780		880,390		12,780
Foreign Currency Contracts		5,820		21		—		—		—		—		—		—

		871,339		14,028		865,519		14,007		880,390		12,780		880,390		12,780

		$2,243,967		$170,666		$3,425,996		$1,262,899		$1,960,663		$147,337		$3,975,364		$1,251,539

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	$		$
	Three Months Ended March 31,
	2026		2025
Freestanding Derivatives
Realized Losses
Foreign Currency Contracts		$(14,635)		$(11,892)
Total Return Swaps		1,180		776

		(13,455)		(11,116)

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts		13,401		7,386
Foreign Currency Contracts		21,617		16,727
Credit Default Swaps		—		(6)
Total Return Swaps		1,851		3,728
Equity Options		(25,108)		(88,080)

		11,761		(60,245)

		$(1,694)		$(71,361)

As of March 31, 2026 and December 31, 2025, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.

2
8

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

6.	Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	$		$
	March 31, 2026		December 31, 2025
Assets
Loans and Receivables		$425,981		$205,158
Equity and Preferred Securities		5,727,652		4,880,907
Debt Securities		3,901		7,553

		$6,157,534		$5,093,618

Liabilities
Corporate Treasury Commitments		2,038		181

		$2,038		$181

The following table presents the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	$		$		$		$
	Three Months Ended March 31,
	2026				2025
	Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)		Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables		$(32)		$(1,153)		$(656)		$(24)
Equity and Preferred Securities		1,327		22,962		(8,064)		25,112
Debt Securities		(11,226)		8,555		642		(1,014)
Assets of Consolidated CLO Vehicles
Corporate Loans		—		—		(1,712)		1,038

		$(9,931)		$30,364		$(9,790)		$25,112

Liabilities
CLO Notes Payable		$—		$—		$—		$859
Corporate Treasury Commitments		—		(1,857)		—		(436)

		$—		$(1,857)		$—		$423

2
9

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	$		$		$		$		$		$
	March 31, 2026						December 31, 2025
			For Financial Assets Past Due (a)						For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal		Fair Value		Excess (Deficiency) of Fair Value Over Principal		Excess (Deficiency) of Fair Value Over Principal		Fair Value		Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables		$2,828		$—		$—		$5,490		$—		$—
Debt Securities		(37,947)		—		—		(48,690)		—		—

		$(35,119)		$—		$—		$(43,200)		$—		$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of March 31, 2026 and December 31, 2025, no Loans and Receivables for which the fair value option was elected were past due or in non-accrual
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

	$		$		$		$		$
	March 31, 2026
	Level I		Level II		Level III		NAV (a)		Total
Assets
Cash and Cash Equivalents		$57,280		$—		$—		$—		$57,280

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)		4,041		165,930		3,886,718		1,070,757		5,127,446
Debt Instruments		—		26,579		21,466		—		48,045
Freestanding Derivatives		—		14,028		—		—		14,028

Total Investments of Consolidated Blackstone Funds		4,041		206,537		3,908,184		1,070,757		5,189,519
Corporate Treasury Investments		73,344		38,713		44,303		11,029		167,389
Other Investments		1,806,783		4,922,949		593,268		15,741		7,338,741

Total Investments		1,884,168		5,168,199		4,545,755		1,097,527		12,695,649

Accounts Receivable - Loans and Receivables		—		—		425,981		—		425,981

Other Assets - Freestanding Derivatives		—		151,365		5,273		—		156,638

		$1,941,448		$5,319,564		$4,977,009		$1,097,527		$13,335,548

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives		$—		$14,007		$—		$—		$14,007
Freestanding Derivatives		—		99,637		1,149,255		—		1,248,892
Contingent Consideration		—		—		416		—		416
Corporate Treasury Commitments		—		—		2,038		—		2,038
Securities Sold, Not Yet Purchased		1,967		—		—		—		1,967

Total Accounts Payable, Accrued Expenses and Other Liabilities		1,967		113,644		1,151,709		—		1,267,320

		$1,967		$113,644		$1,151,709		$—		$1,267,320

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$
	December 31, 2025
	Level I		Level II		Level III		NAV		Total
Assets
Cash and Cash Equivalents		$182,131		$—		$—		$—		$182,131

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)		7,616		197,396		4,103,478		819,419		5,127,909
Debt Instruments		—		19,578		20,612		—		40,190
Freestanding Derivatives		—		12,780		—		—		12,780

Total Investments of Consolidated Blackstone Funds		7,616		229,754		4,124,090		819,419		5,180,879
Corporate Treasury Investments		74,930		42,675		181,052		61,000		359,657
Other Investments		2,207,914		4,313,592		198,393		15,808		6,735,707

Total Investments		2,290,460		4,586,021		4,503,535		896,227		12,276,243

Accounts Receivable - Loans and Receivables		—		—		205,158		—		205,158

Other Assets - Freestanding Derivatives		—		131,193		3,364		—		134,557

		$2,472,591		$4,717,214		$4,712,057		$896,227		$12,798,089

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives		—		12,780		—		—		12,780
Freestanding Derivatives		—		114,612		1,124,147		—		1,238,759
Contingent Consideration		—		—		416		—		416
Corporate Treasury Commitments		—		—		181		—		181
Securities Sold, Not Yet Purchased		1,978		—		—		—		1,978

Total Accounts Payable, Accrued Expenses and Other Liabilities		1,978		127,392		1,124,744		—		1,254,114

		$1,978		$127,392		$1,124,744		$—		$1,254,114

LLC Limited Liability Company.
(a)	A summary of the investments where the fair value is not readily determinable and NAV is used as a practical expedient as of March 31, 2026 is presented by strategy type below:

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
Strategy	Fair Value		Unfunded Commitments		Redemption Frequency (if currently eligible)		Redemption Notice Period
Equity		$97,069		$14,360		(1)		(1)
Real Estate		26,334		—		(2)		(2)
Infrastructure		967,944		13,578		(3)		(3)
Other		6,180		—		(4)		(4)

		$1,097,527		$27,938

(1)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 51% of the fair value of the investments in this category are redeemable as of the reporting date. Investments representing 49% of the fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

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

(4)
Other is composed of the Credit Driven category. The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. All investments in these categories may not be redeemed at, or within three months of, the reporting date.

(b)	Equity Securities, Partnership and LLC Interest includes investments in investment funds.
Equity Securities Subject to Sale Restrictions
Within Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of $431.2 million as of March 31, 2026. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include certain phased restrictions on (a) sale or transfer, (b) underwriter lock-ups
and (c) sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is 1.4 years. Level III equity securities included in Investments of Consolidated Blackstone Funds are illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements. Investments within Other Investments subject to restrictions on sale or transfer as a result of pledge arrangements are discussed in Note 16. “Commitments and Contingencies — Contingencies — Strategic Ventures.”

3
3

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Level III Quantitative Inputs and Assumptions
The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2026. Consistent with presentation in these notes to condensed consolidated financial statements, this table presents the Level III investments only of consolidated Blackstone funds and therefore does not reflect any other Blackstone funds.

	$		$		$		$		$		$
	Fair Value		Valuation Techniques		Unobservable Inputs		Ranges		Weighted- Average (a)		Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests		$3,886,718		Discounted Cash Flows		Discount Rate		4.4% - 40.9%		10.2%		Lower
						Exit Multiple - EBITDA		5.8x - 26.6x		15.6x		Higher
						Exit Capitalization Rate		3.1% - 15.7%		5.1%		Lower
Debt Instruments		21,466		Discounted Cash Flows		Discount Rate		6.1% - 20.0%		12.7%		Lower
				Other		n/a

Total Investments of Consolidated Blackstone Funds		3,908,184
Corporate Treasury Investments		44,303		Discounted Cash Flows		Discount Rate		8.6%		8.6%		Lower
				Third-Party Pricing		n/a
Loans and Receivables		425,981		Discounted Cash Flows		Discount Rate		7.6% - 18.4%		8.5%		Lower
				Other		n/a
Other Investments (b)		598,541		Discounted Cash Flows		Discount Rate		7.2% - 7.8%		7.5%		Lower
				Transaction Price		n/a

		$4,977,009

Financial Liabilities
Freestanding Derivatives (c)		$1,149,255		Option Pricing Model		Volatility		5.7% - 5.8%		5.7%		Higher
Other Liabilities (d)		2,454		Third-Party Pricing		n/a
				Other		n/a

		$1,151,709

3
4

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2025:

	$		$		$		$		$		$
	Fair Value		Valuation Techniques		Unobservable Inputs		Ranges		Weighted- Average (a)		Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests		$4,103,478		Discounted Cash Flows		Discount Rate		4.3% - 41.1%		10.2%		Lower
						Exit Multiple - EBITDA		5.0x - 30.6x		16.6x		Higher
						Exit Capitalization Rate		3.1% - 15.3%		5.1%		Lower
Debt Instruments		20,612		Discounted Cash Flows		Discount Rate		6.1% - 20.0%		12.2%		Lower

Total Investments of Consolidated Blackstone Funds		4,124,090
Corporate Treasury Investments		181,052		Discounted Cash Flows		Discount Rate		8.7% - 11.1%		9.9%		Lower
				Third-Party Pricing		n/a
Loans and Receivables		205,158		Discounted Cash Flows		Discount Rate		7.4% - 18.3%		8.3%		Lower
				Other		n/a
Other Investments (b)		201,757		Discounted Cash Flows		Discount Rate		7.2% - 7.9%		7.5%		Lower
				Transaction Price		n/a

		$4,712,057

Financial Liabilities
Freestanding Derivatives (c)		$1,124,147		Option Pricing Model		Volatility		5.7% - 5.8%		5.7%		Higher
Other Liabilities (d)		597		Third-Party Pricing		n/a
				Other		n/a

		$1,124,744

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of March 31, 2026 and December 31, 2025, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entities or an appropriate proxy is used to project the expected returns relevant for the fair value of the derivatives.
(d)	As of March 31, 2026 and December 31, 2025, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.

3
5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the three months ended March 31, 2026, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
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

	$		$		$		$		$		$		$		$
	Level III Financial Assets at Fair Value Three Months Ended March 31,
	2026								2025
	Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total		Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total
Balance, Beginning of Period		$4,124,090		$205,158		$310,196		$4,639,444		$3,173,442		$100,866		$624,412		$3,898,720
Transfer Out Due to Deconsolidation		(317,078)		—		—		(317,078)		(155,572)		—		—		(155,572)
Transfer Into Level III (b)		769		—		—		769		1,362		—		—		1,362
Transfer Out of Level III (b)		(1,968)		—		(10,740)		(12,708)		(1,758)		—		—		(1,758)
Purchases		240,712		382,533		410,722		1,033,967		1,206,896		82,314		14,032		1,303,242
Sales		(128,851)		(159,763)		(116,292)		(404,906)		(108,556)		(67,345)		(503,475)		(679,376)
Issuances		—		—		—		—		—		3,058		—		3,058
Settlements (c)		—		(6,014)		(1,123)		(7,137)		—		(7,713)		(167)		(7,880)
Changes in Gains (Losses) Included in Earnings		(9,490)		4,067		(10,556)		(15,979)		136,559		3,875		10,429		150,863

Balance, End of Period		$3,908,184		$425,981		$582,207		$4,916,372		$4,252,373		$115,055		$145,231		$4,512,659

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date		$11,423		$(1,262)		$(11,486)		$(1,325)		$69,671		$214		$5,026		$74,911

	$		$		$		$		$		$
	Level III Financial Liabilities at Fair Value Three Months Ended March 31,
	2026						2025
	Freestanding Derivatives		Other Liabilities		Total		Freestanding Derivatives		Other Liabilities		Total
Balance, Beginning of Period		$1,124,147		$597		$1,124,744		$938,216		$872		$939,088
Changes in Losses (Gains) Included in Earnings		25,108		1,857		26,965		88,081		436		88,517

Balance, End of Period		$1,149,255		$2,454		$1,151,709		$1,026,297		$1,308		$1,027,605

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date		$25,108		$1,857		$26,965		$88,080		$436		$88,516

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

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
non-consolidated
VIEs and any clawback obligation relating to previously distributed Performance Allocations. Blackstone’s maximum exposure to loss relating to non-consolidated
VIEs was as follows:

	$		$
	March 31, 2026		December 31, 2025
Investments		$6,077,696		$5,118,786
Due from Affiliates		331,654		344,342
Potential Clawback Obligation		41,153		42,291

Maximum Exposure to Loss		$6,450,503		$5,505,419

Amounts Due to Non-Consolidated VIEs		$809		$623

9.	Repurchase Agreements
As of March 31, 2026 and December 31, 2025, Blackstone had pledged securities with a carrying value of $320.6 million and $289.2 million, respectively.

3
7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged as of March 31, 2026 and December 31, 2025.

	$		$		$		$		$
	March 31, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days		30 - 90 Days		Greater than 90 Days		Total
Repurchase Agreements
Loans		$—		$259,183		$49,011		$12,446		$320,640

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”										$320,640

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”										$—

	$		$		$		$		$
	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days		30 - 90 Days		Greater than 90 Days		Total
Repurchase Agreements
Loans		$—		$103,835		$176,196		$9,187		$289,218

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”										$289,218

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”										$—

10.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of March 31, 2026 and December 31, 2025:

	$		$		$		$
March 31, 2026
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Received		Net Amount
Assets
Freestanding Derivatives		$170,666		$103,822		$42,898		$23,946

3
8

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	March 31, 2026
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Pledged		Net Amount
Liabilities
Freestanding Derivatives		$113,645		$106,996		$27		$6,622
Repurchase Agreements		320,640		320,640		—		—

		$434,285		$427,636		$27		$6,622

	$		$		$		$
December 31, 2025
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Received		Net Amount
Assets
Freestanding Derivatives		$147,337		$110,792		$26,421		$10,124

	$		$		$		$
	December 31, 2025
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Pledged		Net Amount
Liabilities
Freestanding Derivatives		$127,392		$110,948		$32		$16,412
Repurchase Agreements		289,218		289,218		—		—

		$416,610		$400,166		$32		$16,412

(a)
Amounts presented are inclusive of both legally enforceable master netting agreements and financial instruments received or pledged as collateral. Financial instruments received or pledged as collateral offset derivative counterparty risk exposure, but do not reduce net exposure to the Condensed Consolidated Statement of Financial Condition.

3
9

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Freestanding Derivative liabilities and repurchase agreements are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	$		$
	March 31, 2026		December 31, 2025
Furniture, Equipment and Leasehold Improvements		$987,586		$952,583
Less: Accumulated Depreciation		(456,764)		(431,394)

Furniture, Equipment and Leasehold Improvements, Net		530,822		521,189
Prepaid Expenses		292,507		315,338
Freestanding Derivatives		156,638		134,557
Other		55,204		186,635

		$1,035,171		$1,157,719

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of March 31, 2026, the aggregate cash balance on deposit relating to the cash pooling arrangements was $1.0 billion, which was offset and reported net of the accompanying overdraft of $1.0 billion.

11.	Borrowings
The following table presents each of Blackstone’s borrowings as of March 31, 2026 and December 31, 2025, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone Holdings Finance Co. L.L.C. or Blackstone Reg Finance Co. L.L.C., as applicable, both indirect subsidiaries of Blackstone. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	March 31, 2026				December 31, 2025
Description	Carrying Value		Fair Value		Carrying Value		Fair Value
Blackstone Operating Borrowings
Revolving Credit Facility (a)		$900,000		$900,000		$—		$—
Senior Notes (b)
1.000%, Due 10/5/2026		699,692		686,810		711,022		696,585
3.150%, Due 10/2/2027		299,367		294,699		299,264		295,941
5.900%, Due 11/3/2027		597,969		612,696		597,667		619,068
1.625%, Due 8/5/2028		647,608		609,154		647,359		610,688
1.500%, Due 4/10/2029		701,538		649,212		713,034		673,772
2.500%, Due 1/10/2030		495,850		463,830		495,590		467,930
4.300%, Due 11/3/2030		594,718		591,132		594,461		600,162
1.600%, Due 3/30/2031		497,503		428,115		497,384		435,810
2.000%, Due 1/30/2032		792,079		679,440		791,761		689,088
2.550%, Due 3/30/2032		496,759		437,170		496,635		444,025
6.200%, Due 4/22/2033		893,450		953,514		893,266		975,870
3.500%, Due 6/1/2034		550,050		548,548		559,079		582,161
5.000%, Due 12/6/2034		741,740		735,735		741,552		757,718
4.950%, Due 2/15/2036		594,689		579,798		594,586		596,592
6.250%, Due 8/15/2042		240,159		254,223		240,076		264,443
5.000%, Due 6/15/2044		490,638		446,975		490,561		466,615
4.450%, Due 7/15/2045		345,037		287,970		344,996		302,855
4.000%, Due 10/2/2047		291,664		225,156		291,605		236,016
3.500%, Due 9/10/2049		392,856		273,892		392,808		286,888
2.800%, Due 9/30/2050		394,444		235,640		394,405		246,808
2.850%, Due 8/5/2051		543,685		327,184		543,643		345,164
3.200%, Due 1/30/2052		988,042		635,260		987,969		670,740

		13,189,537		11,856,153		12,318,723		11,264,939

Borrowings of Consolidated
Blackstone Funds
Blackstone Fund Facilities (c)		90,748		94,201		126,421		129,767

		90,748		94,201		126,421		129,767

		$13,280,285		$11,950,354		$12,445,144		$11,394,706

(a)
Represents the Revolving Credit Facility of Blackstone, through Blackstone Holdings Finance Co. L.L.C. Interest on the borrowings is based on an adjusted Secured Overnight Finance Rate (“SOFR”) or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of 0.06%. The margin above adjusted SOFR used to calculate interest on borrowings was 0.75%. The margin is subject to change based on Blackstone’s credit rating. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits.
The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning
assets under management, each tested quarterly. As of March 31, 2026 and December 31, 2025, Blackstone had outstanding but undrawn letters of credit against the Revolving Credit Facility of $39.3 million. The amount Blackstone can draw from the Credit
Facility is reduced by the undrawn letters of credit. In May 2026, Blackstone drew an additional $
700.0

million under the Revolving Credit Facility.

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

Scheduled principal payments for borrowings as of March 31, 2026 were as follows:

	$		$		$
	Blackstone Operating Borrowings		Borrowings of Consolidated Blackstone Funds		Total Borrowings
2026		$693,180		$—		$693,180
2027		900,000		—		900,000
2028		650,000		—		650,000
2029		693,180		81,206		774,386
2030		2,000,000		13,289		2,013,289
Thereafter		8,377,650		—		8,377,650

		$13,314,010		$94,495		$13,408,505

12.	Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of March 31, 2026, Blackstone had a valuation allowance of $35.2 million recorded against deferred tax assets.
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
As of March 31, 2026, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

	$
Jurisdiction	Year
U.S. Federal		2022
New York City		2009
New York State		2019
United Kingdom		2011

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

13.	Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three months ended March 31, 2026 and 2025 was calculated as follows:

	$		$
	Three Months Ended March 31,
	2026		2025
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted		$649,729		$614,852

Share/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic		785,332,239		771,796,385
Weighted-Average Shares of Unvested Deferred Restricted Common Stock		964,071		638,217

Weighted-Average Shares of Common Stock Outstanding, Diluted		786,296,310		772,434,602

Net Income Per Share of Common Stock
Basic		$0.83		$0.80

Diluted		$0.83		$0.80

Dividends Declared Per Share of Common Stock (a)		$1.49		$1.44

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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
non-controlling
interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table summarizes the anti-dilutive securities for the three months ended March 31, 2026 and 2025:

	$		$
	Three Months Ended March 31,
	2026		2025
Weighted-Average Blackstone Holdings Partnership Units		445,089,438		450,237,809
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
3

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

During the three months ended March 31, 2026, Blackstone repurchased 0.2 million shares of common stock, pursuant to its repurchase program, at a total cost of $
24.4 million. During the three months ended March 31, 2025, Blackstone repurchased 0.2 million shares of common stock at a total cost of $31.0 million. As of March 31, 2026, the amount remaining available for repurchases under the program was $1.7 billion.
Shares Eligible for Dividends and Distributions
As of March 31, 2026, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

	$
	Shares/Units
Common Stock Outstanding		751,535,403
Unvested Participating Common Stock		33,961,624

Total Participating Common Stock		785,497,027
Participating Blackstone Holdings Partnership Units		444,672,720

		1,230,169,747

14.	Equity-Based Compensation
Blackstone has granted equity-based compensation awards to Blackstone’s senior managing directors, non-partner
professionals,
non-professionals
and selected external advisers under Blackstone’s Amended and Restated 2007 Equity Incentive Plan (the “Equity Plan”). The Equity Plan allows for the granting of options, share appreciation rights or other share-based awards (shares, restricted shares, restricted shares of common stock, deferred restricted shares of common stock, phantom restricted shares of common stock or other share-based awards based in whole or in part on the fair value of shares of common stock or Blackstone Holdings Partnership Units) which may contain certain service or performance requirements. As of January 1, 2026, Blackstone had the ability to grant 176,596,501 shares under the Equity Plan.
For the three months ended March 31, 2026 and March 31, 2025, Blackstone recorded compensation expense of $560.9 million and $471.1 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $56.1 million and $64.0 million, respectively.
As of March 31, 2026, there was $3.1
billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of
3.6 years.
Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,230,218,928 as of March 31, 2026. Total outstanding phantom shares were 74,481 as of March 31, 2026.

4
4

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

A summary of the status of Blackstone’s unvested equity-based awards as of March 31, 2026 and of changes during the period January 1, 2026 through March 31, 2026 is presented below:

	$		$		$		$		$		$
	Blackstone Holdings				Blackstone Inc.
					Equity Settled Awards				Cash Settled Awards
Unvested Shares/Units	Partnership Units		Weighted- Average Grant Date Fair Value		Deferred Restricted Shares of Common Stock		Weighted- Average Grant Date Fair Value		Phantom Shares		Weighted- Average Grant Date Fair Value
Balance, December 31, 2025		226,888		$32.02		29,420,712		$122.07		66,941		$146.70
Granted		—		—		2,151,158		154.17		1,768		110.92
Vested		(226,888)		32.02		(2,655,224)		125.87		(5,196)		115.55
Forfeited		—		—		(101,279)		129.76		(2,566)		132.13

Balance, March 31, 2026		—		$—		28,815,367		$124.19		60,947		$110.44

Shares/Units Expected to Vest
The following unvested shares and units, after expected forfeitures, as of March 31, 2026, are expected to vest:

	$		$
	Shares/ Units		Weighted- Average Service Period in Years
Deferred Restricted Shares of Common Stock		25,027,016		2.5

Phantom Shares		52,082		2.7

15.	Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	$		$
	March 31, 2026		December 31, 2025
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies		$5,010,641		$5,047,814
Due from Certain Non-Controlling Interest Holders and Blackstone Employees		1,073,317		1,036,117
Accrual for Potential Clawback of Previously Distributed Performance Allocations		311,207		273,531

		$6,395,165		$6,357,462

4
5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$
	March 31, 2026		December 31, 2025
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements		$2,047,929		$2,076,205
Due to Non-Consolidated Entities		195,162		237,983
Due to Certain Non-Controlling Interest Holders and Blackstone Employees		109,131		103,977
Accrual for Potential Repayment of Previously Received Performance Allocations		892,405		806,267

		$3,244,627		$3,224,432

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of March 31, 2026 and December 31, 2025, such investments aggregated $2.2 billion. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $
20.2 million and $47.5 million for the three months ended March 31, 2026 and 2025, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of March 31, 2026. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
6

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will ag gregate $
2.0
 billion over the next
15
 years. The
after-tax
net present value of these estimated payments totals $
636.3
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
Amounts related to the deferred tax asset resulting from the increase in tax basis from the exchange of Blackstone Holdings Partnership Units to shares of Blackstone common stock, the resulting remeasurement of net deferred tax assets at the Blackstone ownership percentage at the date of the Condensed Consolidated Statement of Financial Condition, the due to affiliates for the future payments resulting from the tax receivable agreements and resulting adjustment to partners’ capital are included as Deferred Tax Asset Effects from Equity Transactions in the Supplemental Disclosure of
Non-Cash
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
Commitments
Investment Commitments
Blackstone had $6.2 billion of investment commitments as of March 31, 2026 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone funds had signed investment commitments of $
787.9
 million as of March 31, 2026, which includes $
114.4
 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $
21.8
 million as of March 31, 2026.

The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP. The amount guaranteed as of March 31, 2026 wa
s $
86.6
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
For each such arrangement, an asset or liability is recognized based on fair value with the maximum potential future obligation in respect of the target return capped at the fair value of the assets pledged by Blackstone in connection with the respective arrangement. As of March 31, 2026, across both arrangements, the fair value of the total assets pledged was $1.5 billion and the total liability recognized was $1.1 billion.
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

4
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
In April 2021, the AG filed an action (the “Declaratory Judgment Action”) against BLP and the other fund manager defendants from the Mayberry Action in Franklin County Circuit Court, seeking a declaration that certain provisions in the subscription agreements with KRS violate the Kentucky Constitution. In August 2024, the Kentucky Supreme Court granted BLP’s motion for discretionary review of the Circuit Court’s grant of summary judgment to the AG. The appeal is fully briefed, and the Kentucky Supreme Court scheduled oral argument for June 17, 2026.
In July 2021, BLP filed a breach-of-contract action against defendants affiliated with KRS, alleging that the Mayberry Action and the Declaratory Judgment Action breach the parties’ subscription agreements and seeking damages. In February 2024, the Kentucky Supreme Court granted BLP’s motion for discretionary review of the Circuit Court’s dismissal on ripeness grounds. The appeal is fully briefed, and the Kentucky Supreme Court scheduled oral argument for June 17, 2026.
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
Our financial results for the quarter ended March 31, 2026 include an accrual for the estimated liability related to this matter.

4
9

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contingent Obligations (Clawback)
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone funds, which may have an interim clawback liability. The lives of the funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2038. Further extensions of such terms may be implemented under given circumstances.
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
The following table presents the clawback obligations by segment:

	$		$		$		$		$		$
	March 31, 2026						December 31, 2025
Segment	Blackstone Holdings		Current and Former Personnel (a)		Total (b)		Blackstone Holdings		Current and Former Personnel (a)		Total (b)
Real Estate		$488,999		$252,388		$741,387		$448,096		$227,924		$676,020
Private Equity		92,199		58,819		151,018		84,640		45,607		130,247

		$581,198		$311,207		$892,405		$532,736		$273,531		$806,267

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 15. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the condensed consolidated financial statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At March 31, 2026, $1.3 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at March 31, 2026, all of the investments held by Blackston
e’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be
$
(8.4)
 billion, on an
after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for
$
(7.6)
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended March 31, 2026 and 2025.

	$		$		$		$		$
	March 31, 2026 and the Three Months Then Ended
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total Segments
Management and Advisory Fees, Net
Base Management Fees		$636,047		$659,991		$509,847		$146,529		$1,952,414
Transaction, Advisory and Other Fees, Net		51,738		150,938		10,628		(1,607)		211,697
Management Fee Offsets		(10,308)		(9,007)		(11,988)		—		(31,303)

Total Management and Advisory Fees, Net		677,477		801,922		508,487		144,922		2,132,808
Fee Related Performance Revenues		152,998		170,697		164,403		—		488,098
Fee Related Compensation		(193,137)		(262,813)		(226,493)		(47,027)		(729,470)
Other Operating Expenses		(90,200)		(112,928)		(114,563)		(25,764)		(343,455)

Fee Related Earnings		547,138		596,878		331,834		72,131		1,547,981

Realized Performance Revenues		42,074		637,989		78,126		22,305		780,494
Realized Performance Compensation		(22,956)		(294,536)		(31,197)		(15,367)		(364,056)
Realized Principal Investment Income (Loss)		(8,805)		45,348		(5,705)		1,135		31,973

Total Net Realizations		10,313		388,801		41,224		8,073		448,411

Total Segment Distributable Earnings		$557,451		$985,679		$373,058		$80,204		$1,996,392

Segment Assets		$12,933,328		$20,529,092		$7,671,327		$2,446,510		$43,580,257

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$	$	$	$	$
	Three Months Ended March 31, 2025
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$664,601	$578,444	$443,223	$120,851	$1,807,119
Transaction, Advisory and Other Fees, Net	40,146	54,220	15,480	1,463	111,309
Management Fee Offsets	(3,899)	(10,872)	(11,659)	—	(26,430)

Total Management and Advisory Fees, Net	700,848	621,792	447,044	122,314	1,891,998
Fee Related Performance Revenues	37,803	60,904	195,208	—	293,915
Fee Related Compensation	(170,525)	(203,319)	(201,618)	(41,520)	(616,982)
Other Operating Expenses	(83,281)	(102,894)	(96,278)	(24,422)	(306,875)

Fee Related Earnings	484,845	376,483	344,356	56,372	1,262,056

Realized Performance Revenues	19,010	350,073	91,597	(657)	460,023
Realized Performance Compensation	(8,770)	(171,141)	(40,495)	(518)	(220,924)
Realized Principal Investment Income	349	9,176	107,903	482	117,910

Total Net Realizations	10,589	188,108	159,005	(693)	357,009

Total Segment Distributable Earnings	$495,434	$564,591	$503,361	$55,679	$1,619,065

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three months ended March 31, 2026 and 2025 along with Total Assets as of March 31, 2026:

	$		$
	Three Months Ended March 31,
	2026		2025
Revenues
Total GAAP Revenues		$3,617,595		$3,289,458
Less: Unrealized Performance Revenues (a)		(283,355)		(263,201)
Less: Unrealized Principal Investment (Income) Loss (b)		322,136		(161,257)
Less: Interest and Dividend Revenue (c)		(107,940)		(97,420)
Less: Other Revenue (d)		(50,928)		73,635
Impact of Consolidation (e)		(64,213)		(77,124)
Transaction-Related and Non-Recurring Items (f)		(46)		(400)
Intersegment Eliminations		124		155

Total Segment Revenue (g)		$3,433,373		$2,763,846

5
3

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$	$
	Three Months Ended March 31,
	2026	2025
Expenses
Total GAAP Expenses	$2,262,293	$1,894,432
Less: Unrealized Performance Allocations Compensation (h)	(89,701)	(103,559)
Less: Equity-Based Compensation (i)	(561,217)	(471,302)
Less: Interest Expense (j)	(130,058)	(117,950)
Impact of Consolidation (e)	(25,591)	(26,252)
Amortization of Intangibles (k)	(7,288)	(7,333)
Transaction-Related and Non-Recurring Items (f)	(7,013)	(19,224)
Administrative Fee Adjustment (l)	(4,568)	(4,186)
Intersegment Eliminations	124	155

Total Segment Expenses (m)	$1,436,981	$1,144,781

	Three Months Ended March 31,
	2026	2025
Other Income
Total GAAP Other Income (Loss)	$99,755	$57,575
Impact of Consolidation (e)	(99,755)	(57,575)

Total Segment Other Income	$—	$—

	Three Months Ended March 31,
	2026	2025
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes	$1,455,057	$1,452,601
Less: Unrealized Performance Revenues (a)	(283,355)	(263,201)
Less: Unrealized Principal Investment (Income) Loss (b)	322,136	(161,257)
Less: Interest and Dividend Revenue (c)	(107,940)	(97,420)
Less: Other Revenue (d)	(50,928)	73,635
Plus: Unrealized Performance Allocations Compensation (h)	89,701	103,559
Plus: Equity-Based Compensation (i)	561,217	471,302
Plus: Interest Expense (j)	130,058	117,950
Impact of Consolidation (e)	(138,377)	(108,447)
Amortization of Intangibles (k)	7,288	7,333
Transaction-Related and Non-Recurring Items (f)	6,967	18,824
Administrative Fee Adjustment (l)	4,568	4,186

Total Segment Distributable Earnings	$1,996,392	$1,619,065

5
4

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

$
As of
March 31,
2026
Total Assets
Total GAAP Assets	$48,326,982
Impact of Consolidation (e)	(4,746,725)

Total Segment Assets	$43,580,257

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended March 31, 2026 and 2025, Other Revenue on a GAAP basis was $51.0 million and $(73.6) million, and included $50.6 million and $(73.8) million of foreign exchange gains (losses), respectively.

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

(g)	Total Segment Revenues is comprised of the following:

	$		$
	Three Months Ended March 31,
	2026		2025
Total Segment Management and Advisory Fees, Net		$2,132,808		$1,891,998
Total Segment Fee Related Performance Revenues		488,098		293,915
Total Segment Realized Performance Revenues		780,494		460,023
Total Segment Realized Principal Investment Income		31,973		117,910

Total Segment Revenues		$3,433,373		$2,763,846

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the tax receivable agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.

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

(m)	Total Segment Expenses is comprised of the following:

	$		$
	Three Months Ended March 31,
	2026		2025
Total Segment Fee Related Compensation		$729,470		$616,982
Total Segment Realized Performance Compensation		364,056		220,924
Total Segment Other Operating Expenses		343,455		306,875

Total Segment Expenses		$1,436,981		$1,144,781

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025:

	$	$
	Three Months Ended March 31,
	2026	2025
Management and Advisory Fees, Net
GAAP	$2,148,620	$1,904,317
Segment Adjustment (a)	(15,812)	(12,319)

Total Segment	$2,132,808	$1,891,998

	Three Months Ended March 31,
	2026	2025
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees	$165,419	$191,825
Investment Income - Realized Performance Allocations	1,103,173	562,050

GAAP	1,268,592	753,875
Total Segment
Less: Realized Performance Revenues	(780,494)	(460,023)
Segment Adjustment (b)	—	63

Total Segment	$488,098	$293,915

5
6

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$	$
	Three Months Ended March 31,
	2026	2025
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation	$1,166,897	$1,029,362
Incentive Fee Compensation	54,368	57,029
Realized Performance Allocations Compensation	433,449	241,890

GAAP	1,654,714	1,328,281
Total Segment
Less: Realized Performance Compensation	(364,056)	(220,924)
Less: Equity-Based Compensation—Fee Related Compensation	(549,703)	(464,053)
Less: Equity-Based Compensation—Performance Compensation	(11,514)	(7,249)
Segment Adjustment (c)	29	(19,073)

Total Segment	$729,470	$616,982

	Three Months Ended March 31,
	2026	2025
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP	$372,821	$332,373
Segment Adjustment (d)	(29,366)	(25,498)

Total Segment	$343,455	$306,875

	Three Months Ended March 31,
	2026	2025
Realized Performance Revenues
GAAP
Incentive Fees	$165,419	$191,825
Investment Income - Realized Performance Allocations	1,103,173	562,050

GAAP	1,268,592	753,875
Total Segment
Less: Fee Related Performance Revenues	(488,098)	(293,915)
Segment Adjustment (b)	—	63

Total Segment	$780,494	$460,023

5
7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$	$
	Three Months Ended March 31,
	2026	2025
Realized Performance Compensation
GAAP
Incentive Fee Compensation	$54,368	$57,029
Realized Performance Allocations Compensation	433,449	241,890

GAAP	487,817	298,919
Total Segment
Less: Fee Related Performance Compensation (e)	(112,247)	(70,746)
Less: Equity-Based Compensation - Performance Compensation	(11,514)	(7,249)

Total Segment	$364,056	$220,924

	Three Months Ended March 31,
	2026	2025
Realized Principal Investment Income
GAAP	$143,020	$185,542
Segment Adjustment (f)	(111,047)	(67,632)

Total Segment	$31,973	$117,910

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
There have been no events since March 31, 2026 that require recognition or disclosure in the condensed consolidated financial statements.

5
9

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	$		$		$		$
	March 31, 2026
	Consolidated Operating Partnerships		Consolidated Blackstone Funds (a)		Reclasses and Eliminations		Consolidated
Assets
Cash and Cash Equivalents		$2,448,485		$—		$—		$2,448,485
Cash Held by Blackstone Funds and Other		—		261,955		—		261,955
Investments		28,553,546		5,167,109		(973,036)		32,747,619
Accounts Receivable		570,666		2,166		—		572,832
Due from Affiliates		6,109,973		349,176		(63,984)		6,395,165
Intangible Assets, Net		122,324		—		—		122,324
Goodwill		1,890,202		—		—		1,890,202
Other Assets		1,031,832		3,339		—		1,035,171
Right-of-Use Assets		786,276		—		—		786,276
Deferred Tax Assets		2,066,953		—		—		2,066,953

Total Assets		$43,580,257		$5,783,745		$(1,037,020)		$48,326,982

Liabilities and Equity
Loans Payable		$13,189,537		$90,748		$—		$13,280,285
Due to Affiliates		3,104,229		206,763		(66,365)		3,244,627
Accrued Compensation and Benefits		6,396,285		—		—		6,396,285
Operating Lease Liabilities		881,566		—		—		881,566
Accounts Payable, Accrued Expenses and Other Liabilities		3,033,509		73,999		—		3,107,508

Total Liabilities		26,605,126		371,510		(66,365)		26,910,271

Redeemable Non-Controlling Interests in Consolidated Entities		—		1,400,419		—		1,400,419

Equity
Common Stock		7		—		—		7
Series I Preferred Stock		—		—		—		—
Series II Preferred Stock		—		—		—		—
Additional Paid-in-Capital		8,710,266		953,098		(953,098)		8,710,266
Retained Earnings (Deficit)		(323,733)		17,557		(17,557)		(323,733)
Accumulated Other Comprehensive Income (Loss)		(50,429)		34,659		—		(15,770)
Non-Controlling Interests in Consolidated Entities		4,220,492		3,006,502		—		7,226,994
Non-Controlling Interests in Blackstone Holdings		4,418,528		—		—		4,418,528

Total Equity		16,975,131		4,011,816		(970,655)		20,016,292

Total Liabilities and Equity		$43,580,257		$5,783,745		$(1,037,020)		$48,326,982

Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	$		$		$		$
	December 31, 2025
	Consolidated Operating Partnerships		Consolidated Blackstone Funds (a)		Reclasses and Eliminations		Consolidated
Assets
Cash and Cash Equivalents		$2,631,241		$—		$—		$2,631,241
Cash Held by Blackstone Funds and Other		—		223,441		—		223,441
Investments		28,046,783		5,180,879		(1,015,551)		32,212,111
Accounts Receivable		275,370		16,388		—		291,758
Due from Affiliates		6,055,038		367,387		(64,963)		6,357,462
Intangible Assets, Net		131,359		—		—		131,359
Goodwill		1,890,202		—		—		1,890,202
Other Assets		1,143,014		14,705		—		1,157,719
Right-of-Use Assets		757,459		—		—		757,459
Deferred Tax Assets		2,056,223		—		—		2,056,223

Total Assets		$42,986,689		$5,802,800		$(1,080,514)		$47,708,975

Liabilities and Equity
Loans Payable		$12,318,723		$126,421		$—		$12,445,144
Due to Affiliates		3,046,459		245,222		(67,249)		3,224,432
Accrued Compensation and Benefits		6,411,389		—		—		6,411,389
Operating Lease Liabilities		861,021		—		—		861,021
Accounts Payable, Accrued Expenses and Other Liabilities		2,826,821		58,996		—		2,885,817

Total Liabilities		25,464,413		430,639		(67,249)		25,827,803

Redeemable Non-Controlling Interests in Consolidated Entities		5		1,380,498		—		1,380,503

Equity
Common Stock		7		—		—		7
Series I Preferred Stock		—		—		—		—
Series II Preferred Stock		—		—		—		—
Additional Paid-in-Capital		8,479,886		992,063		(992,063)		8,479,886
Retained Earnings		191,641		21,202		(21,202)		191,641
Accumulated Other Comprehensive Income (Loss)		(53,272)		47,264		—		(6,008)
Non-Controlling Interests in Consolidated Entities		4,293,077		2,931,134		—		7,224,211
Non-Controlling Interests in Blackstone Holdings		4,610,932		—		—		4,610,932

Total Equity		17,522,271		3,991,663		(1,013,265)		20,500,669

Total Liabilities and Equity		$42,986,689		$5,802,800		$(1,080,514)		$47,708,975

(a)	The Consolidated Blackstone Funds consisted of the following:
Blackstone Horizon Fund L.P.
BTD CP Holdings LP

Blackstone European Property Income Fund (Master) FCP
Blackstone European Property Income Fund SICAV
BEPIF (Aggregator) SCSp
Infrastructure Investments L.P.
Blackstone Chengu (Shanghai) Private Fund Partnership
Hieroglyphs L.P.**
Blackstone Multi-Strategy Hedge Fund L.P.
Blackstone Quantitative Opportunities Fund Ltd.
Blue Horizon L.P.*
Capitol Gardens II L.P.*
Blackstone Infrastructure Partners Europe (LUX) SCSp*
Private equity side-by-side investment vehicles
Real estate side-by-side investment vehicles
* Consolidated as of March 31, 2026 only
** Consolidated as of December 31, 2025 only

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

Our business is organized into four segments:

Real Estate

Our Real Estate business is a global leader in real estate investing and operates as one globally integrated business with investments across the globe, including in the Americas, Europe and Asia. Our real estate investment teams seek to utilize our global expertise and presence to generate attractive risk-adjusted returns for our investors.

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

Our Core+ real estate strategy invests in substantially stabilized real estate globally, primarily through perpetual capital vehicles. The strategy includes our (a) Blackstone Property Partners (“BPP”) funds, which are focused on high-quality assets in the Americas, Europe and Asia and (b) a non-listed real estate investment trust (“REIT”), Blackstone Real Estate Income Trust, Inc. (“BREIT”) and Blackstone European Property Income Fund (“BEPIF”) vehicles, which provide income-focused individual investors access to institutional quality real estate primarily in the Americas and Europe, respectively.

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

Multi-Asset Investing

Our Multi-Asset Investing segment (“BXMA”) is the world’s largest discretionary allocator to hedge funds, is a leader in building multi-asset portfolios. BXMA invests across asset classes in both public and private markets aiming to generate compelling risk-adjusted returns.

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

Most major equity markets experienced significant market volatility and declines in the first quarter of 2026. The volatility was driven by heightened geopolitical uncertainty and concerns over high energy prices in connection with the ongoing conflict in the Middle East, as well as concerns regarding artificial intelligence (“AI”) disruption in certain sectors, particularly software. The total return of the S&P 500 Index was (4.4)% in the first quarter, with the largest declines – 9.5% and 9.2% — in the financial and consumer discretionary sectors, respectively. The energy sector, however, increased 38.2% amid expectations of tightening supply. The price of West Texas Intermediate crude oil increased 76.6% to $101.38. In credit markets, the total return of the S&P Leveraged Loan Index was (0.6)% and the ICE Bank of America High Yield Bond Index similarly was (0.5)%. High yield spreads widened 51 basis points in the first quarter while year-to-date issuance increased 9% year-over-year.

Capital markets activity levels in the U.S. continued to expand considerably in the first quarter of 2026. U.S. initial public offering volumes and announced merger and acquisition (“M&A”) deal volumes were up 200% and 41% year-over-year, respectively, with M&A growth driven by large AI-related investments.

In the U.S., while in recent years inflation has moderated significantly from the post-Covid peak, higher energy costs drove headline CPI year-over-year growth from 2.4% to 3.3% in February and March 2026, respectively. The core U.S. PCE price index, the Federal Reserve’s preferred inflation measure, also rose 3.2% year-over-year in March 2026, its highest rate in nearly 3 years. The Federal Reserve has held the federal funds target range steady at 3.50-3.75% since December 2025, as inflation has remained above the target rate of 2%. The ten-year U.S. Treasury yield increased 15 basis points in the first quarter to 4.32%. Three-month SOFR decreased 19 basis points in the first quarter to 3.68%.

Despite market and geopolitical volatility, the U.S. economy demonstrated resilient growth in the first quarter. The Bureau of Economic Analysis’ advance estimate of U.S. real GDP indicated growth of 2.0% quarter-over-quarter, up from 0.5% in the fourth quarter of 2025. Wages rose 3.5% year-over-year in March 2026. Demand for retail and food services also remained strong, with advance estimates of sales in March 2026 increasing 4.0% year-over-year. The labor market remained largely flat quarter-over-quarter, with an unemployment rate of 4.3% in March 2026 compared to 4.4% in December 2025.

Outside of the U.S., most major central banks held interest rates steady, as renewed inflation risks – led by higher energy prices – complicated the path of continued easing. The Bank of England left its bank rate unchanged at 3.75% throughout the first quarter. Inflation in the U.K. decreased slightly to 3.3% year-over-year in March 2026 compared to 3.4% in December 2025. The European Central Bank held its deposit facility rate steady in the first quarter at 2.0%. Eurozone inflation increased to 2.6% year-over-year in March 2026, compared to 1.9% in December 2025. The Bank of Japan and the People’s Bank of China also both left their policy rates unchanged in the first quarter at 0.75% and 9.0%, respectively.

The U.S. economy has demonstrated overall resilience despite geopolitical uncertainty and concerns regarding AI disruption in certain sectors. Nevertheless, such factors may continue to weigh on market sentiment and transaction activity. A durable resolution to the ongoing conflict in the Middle East, however, should provide a basis for more stable markets and stronger transaction activity.

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

Realized Performance Compensation reflects, pursuant to an ongoing compensation program, an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2026, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year in respect of this compensation program. The program, which typically has an impact on individual quarters based on the estimated amounts for the full year, does not impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the full year. For the three months ended March 31, 2026, Realized Performance Compensation increased by an aggregate of $28.3 million and Fee Related Compensation decreased by $17.5 million, which reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision (Benefit) for Taxes and Distributable Earnings in the three months ended March 31, 2026. In 2025, these changes had an impact on individual quarters but did not impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the year ended December 31, 2025.

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

Private Wealth Assets Under Management

“Private Wealth Assets Under Management” refers to the portion of assets under management attributable to the individual investor channel and comprises (a) all Assets Under Management in vehicles or share classes of vehicles, in each case that are primarily targeted to the individual investor channel (including parallel or related vehicles) and (b) Assets Under Management attributable only to individual investors (including through private wealth distribution agreements) in vehicles that are not primarily targeted to the individual investor channel.

Recent Tax Developments

On February 18, 2026, the U.S. Internal Revenue Service (“IRS”) issued guidance which provides for additional adjustments to the calculation of the corporate alternative minimum tax (“CAMT”). Based on the available guidance, Blackstone does not believe such adjustments to the CAMT calculation will materially impact its Provision for Taxes.

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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2026 and 2025:

	$		$		$		$
	Three Months Ended March 31,				2026 vs. 2025
	2026		2025		$		%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net		$2,148,620		$1,904,317		$244,303		13%

Incentive Fees		165,419		191,825		(26,406)		-14%

Investment Income (Loss)
Performance Allocations
Realized		1,103,173		562,050		541,123		96%
Unrealized		283,452		263,201		20,251		8%
Principal Investments
Realized		143,020		185,542		(42,522)		-23%
Unrealized		(385,002)		158,713		(543,715)		n/m

Total Investment Income		1,144,643		1,169,506		(24,863)		-2%

Interest and Dividend Revenue		107,940		97,420		10,520		11%
Other		50,973		(73,610)		124,583		n/m

Total Revenues		3,617,595		3,289,458		328,137		10%

Expenses
Compensation and Benefits
Compensation		1,166,897		1,029,362		137,535		13%
Incentive Fee Compensation		54,368		57,029		(2,661)		-5%
Performance Allocations Compensation
Realized		433,449		241,890		191,559		79%
Unrealized		89,701		103,559		(13,858)		-13%

Total Compensation and Benefits		1,744,415		1,431,840		312,575		22%
General, Administrative and Other		372,821		332,373		40,448		12%
Interest Expense		137,053		118,115		18,938		16%
Fund Expenses		8,004		12,104		(4,100)		-34%

Total Expenses		2,262,293		1,894,432		367,861		19%

Other Income
Net Gains from Fund Investment Activities		99,755		57,575		42,180		73%

Total Other Income		99,755		57,575		42,180		73%

Income Before Provision for Taxes		1,455,057		1,452,601		2,456		—
Provision for Taxes		197,150		243,827		(46,677)		-19%

Net Income		1,257,907		1,208,774		49,133		4%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		21,010		7,900		13,110		166%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		117,367		100,547		16,820		17%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		469,801		485,475		(15,674)		-3%

Net Income Attributable to Blackstone Inc.		$649,729		$614,852		$34,877		6%

n/m  Not meaningful.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

Revenues were $3.6 billion for the three months ended March 31, 2026, an increase of $328.1 million, compared to $3.3 billion for the three months ended March 31, 2025. The increase in Revenues was primarily attributable to an increase of $244.3 million in Management and Advisory Fees, Net, partially offset by a decrease of $24.9 million in Investment Income (Loss).

Management and Advisory Fees, Net were $2.1 billion for the three months ended March 31, 2026, an increase of $244.3 million, compared to $1.9 billion for the three months ended March 31, 2025. The increase in Management and Advisory Fees, Net was primarily attributable to an increase in our Private Equity segment of $180.1 million. The increase in our Private Equity segment was primarily attributable to an increase in Transaction and Other Fees, Net due to increased deal activity in BXCM, and an increase in Base Management Fees due to an increase in Fee-Earning Assets Under Management in BXPE, BIP and BXINFRA.

Investment Income (Loss) was $1.1 billion for the three months ended March 31, 2026, a decrease of $24.9 million, compared to $1.2 billion for the three months ended March 31, 2025. The decrease in Investment Income (Loss) was primarily attributable to a decrease of $523.5 million in Unrealized Investment Income (Loss), partially offset by an increase of $498.6 million in Realized Investment Income.

The $523.5 million decrease in Unrealized Investment Income (Loss) was primarily attributable to unrealized depreciation of investments in the three months ended March 31, 2026 compared to unrealized appreciation of investments in the three months ended March 31, 2025. The principal driver was:

•

A decrease of $529.5 million in our Credit & Insurance segment primarily attributable to lower unrealized appreciation of Corebridge common stock in the three months ended March 31, 2026 compared to three months ended March 31, 2025.

The $498.6 million increase in Realized Investment Income was primarily attributable to higher realized gains in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The principal driver was:

•

An increase of $433.9 billion in our Private Equity segment primarily attributable to realizations in Corporate Private Equity, Tactical Opportunities and BXLS, as well as higher performance revenues for BXPE and BXINFRA.

Expenses

Expenses were $2.3 billion for the three months ended March 31, 2026, an increase of $367.9 million, compared to $1.9 billion for the three months ended March 31, 2025. The increase was primarily attributable to an increase of $312.6 million in Total Compensation and Benefits, of which $177.7 million was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily attributable to the increase in Performance Allocations, on which a portion of Performance Allocations Compensation is based.

Other Income

Other Income was $99.8 million for the three months ended March 31, 2026, an increase of $42.2 million, compared to $57.6 million for the three months ended March 31, 2025. The increase in Other Income was primarily attributable to an increase of $42.2 million in Net Gains from Fund Investment Activities.

The increase in Net Gains from Fund Investment Activities was primarily attributable to an increase of $60.3 million in our Private Equity segment, partially offset by a decrease of $20.3 million in our Multi-Asset Investing segment. The increase in our Private Equity segment was primarily attributable to higher net unrealized appreciation of investments and higher realized gain on investments in our consolidated funds in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in our Multi-Asset Investing segment was primarily attributable to realized loss on investments in our consolidated funds in the three months ended March 31, 2026 compared to realized gain on investments in the three months ended March 31, 2025, partially offset by net unrealized appreciation of investments in our consolidated funds in the three months ended March 31, 2026 compared to net unrealized depreciation of investments in the three months ended March 31, 2025.

Provision for Taxes

Blackstone’s Provision for Taxes for the three months ended March 31, 2026 was $197.2 million, a decrease of $46.7 million, compared to $243.8 million for the three months ended March 31, 2025. This resulted in an effective tax rate of 13.5% and 16.8%, based on our Income Before Provision for Taxes of $1.5 billion and $1.5 billion for the three months ended March 31, 2026 and 2025, respectively.

The decrease in Blackstone’s effective tax rate for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, relates primarily to the impact of Non-Controlling Interests in consolidated entities and a decrease in Blackstone’s state tax provisions for the jurisdictions in which it operates.

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

For the three months ended March 31, 2026 and 2025, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 37.2% and 38.0%, respectively. The decrease of 0.7% was primarily attributable to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.

The Other Income (Loss) — Change in Tax Receivable Agreement Liability was entirely allocated to Blackstone Inc.

Operating Metrics

Total and Fee-Earning Assets Under Management

The following graphs and tables summarize the Total Assets Under Management by Segment and Fee-Earning Assets Under Management by Segment, followed by a rollforward of activity for the three months ended March 31, 2026 and 2025. For a description of how Total Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Total and Fee-Earning Assets Under Management.”

Assets Under Management

(Dollars in Billions)

Total
$1,274.9
$1,304.0
$319.3
$315.3
$416.4
$429.9
$443.0
$457.5
$96.2
$101.4
4Q'25
1Q'26
Fee-Earning
$921.7
$937.6
$279.4
$277.5
$241.0
$255.8
$315.6
$313.3
$85.6
$91.0
4Q'25
1Q'26
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing

Note: Totals may not add due to rounding.

	$	$	$	$	$	$	$	$	$	$
	Three Months Ended
	March 31, 2026					March 31, 2025
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period	$319,342,875	$416,423,156	$442,951,606	$96,213,597	$1,274,931,234	$315,353,132	$352,168,635	$375,507,818	$84,150,411	$1,127,179,996
Inflows (a)	6,776,713	20,353,090	37,018,985	4,392,531	68,541,319	6,175,630	21,684,524	30,349,112	3,425,418	61,634,684
Outflows (b)	(2,845,152)	(2,149,181)	(9,349,687)	(1,538,632)	(15,882,652)	(2,676,302)	(3,438,024)	(6,626,203)	(1,123,560)	(13,864,089)

Net Inflows	3,931,561	18,203,909	27,669,298	2,853,899	52,658,667	3,499,328	18,246,500	23,722,909	2,301,858	47,770,595
Realizations (c)	(7,039,034)	(14,564,004)	(13,666,896)	(638,377)	(35,908,311)	(4,306,015)	(6,467,225)	(13,887,543)	(824,828)	(25,485,611)
Market Activity (d)(g)	(951,086)	9,846,747	508,143	2,932,240	12,336,044	5,442,289	7,041,961	3,377,217	2,135,463	17,996,930

Balance, End of Period (e)	$315,284,316	$429,909,808	$457,462,151	$101,361,359	$1,304,017,634	$319,988,734	$370,989,871	$388,720,401	$87,762,904	$1,167,461,910

Increase (Decrease)	$(4,058,559)	$13,486,652	$14,510,545	$5,147,762	$29,086,400	$4,635,602	$18,821,236	$13,212,583	$3,612,493	$40,281,914
Increase (Decrease)	-1%	3%	3%	5%	2%	1%	5%	4%	4%	4%

	Three Months Ended
	March 31, 2026					March 31, 2025
	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total	Real Estate	Private Equity	Credit & Insurance	Multi-Asset Investing	Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period	$279,427,148	$240,959,058	$315,640,583	$85,647,665	$921,674,454	$278,914,938	$212,182,896	$264,617,560	$74,993,209	$830,708,603
Inflows (a)	5,397,983	19,347,933	14,711,745	4,698,974	44,156,635	5,972,532	15,351,571	20,403,832	2,430,574	44,158,509
Outflows (b)	(1,747,413)	(4,690,220)	(7,928,905)	(1,481,473)	(15,848,011)	(2,596,304)	(1,669,258)	(4,929,634)	(1,036,324)	(10,231,520)

Net Inflows	3,650,570	14,657,713	6,782,840	3,217,501	28,308,624	3,376,228	13,682,313	15,474,198	1,394,250	33,926,989
Realizations (c)	(5,238,709)	(4,828,521)	(9,188,900)	(612,620)	(19,868,750)	(3,816,648)	(2,814,587)	(7,851,188)	(693,065)	(15,175,488)
Market Activity (d)(h)	(336,321)	5,052,524	20,672	2,745,251	7,482,126	3,585,968	3,168,770	1,879,756	1,975,352	10,609,846

Balance, End of Period (e)	$277,502,688	$255,840,774	$313,255,195	$90,997,797	$937,596,454	$282,060,486	$226,219,392	$274,120,326	$77,669,746	$860,069,950

Increase (Decrease)	$(1,924,460)	$14,881,716	$(2,385,388)	$5,350,132	$15,922,000	$3,145,548	$14,036,496	$9,502,766	$2,676,537	$29,361,347
Increase (Decrease)	-1%	6%	-1%	6%	2%	1%	7%	4%	4%	4%
Annualized Base Management Fee Rate (f)	0.91%	1.06%	0.65%	0.66%	0.84%	0.95%	1.06%	0.66%	0.63%	0.86%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)

Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period.

(g)

For the three months ended March 31, 2026, the impact to Total Assets Under Management from foreign exchange rate fluctuations was $(1.3) billion, $(676.9) million, $53.4 million, $95.3 million and $(1.8) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended March 31, 2025, such impact was $2.8 billion, $1.2 billion, $286.9 million, $155.7 million and $4.5 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(h)

For the three months ended March 31, 2026, the impact to Fee-Earning Assets Under Management from foreign exchange rate fluctuations was $(867.1) million, $(70.5) million, $55.0 million, $95.0 million and $(787.6) million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended March 31, 2025, such impact was $2.0 billion, $167.2 million, $434.6 million, $154.2 million and $2.8 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

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

•

For commitment-based drawdown funds, Total Assets Under Management is reported based on invested capital at fair value and available capital whereas Fee-Earning Assets Under Management is generally reported based on committed or remaining invested capital. As such, Total Assets Under Management market activity generally exceeds Fee-Earning Assets Under Management market activity. This is most prevalent in our Real Estate and Private Equity segments.

•

For certain credit funds, Total Assets Under Management are based on gross asset value while Fee-Earning Assets Under Management are based on net asset value. As such, Total Assets Under Management inflows, outflows, realizations and market activity for the period generally exceed the Fee-Earning Assets Under Management inflows, outflows, realizations and market activity for the period.

Total Assets Under Management

Total Assets Under Management were $1,304.0 billion at March 31, 2026, an increase of $29.1 billion compared to $1,274.9 billion at December 31, 2025. The net increase was due to:

•

In our Real Estate segment, a decrease of $4.1 billion from $319.3 billion at December 31, 2025 to $315.3 billion at March 31, 2026. The net decrease was due to realizations of $7.0 billion, outflows of $2.8 billion and market depreciation of $951.1 million, offset by inflows of $6.8 billion.

○	Realizations were driven by $2.8 billion from BREDS, $2.2 billion from BREP and $1.4 billion from BREIT.

○	Outflows were driven by $1.3 billion from BREIT and $1.0 billion from BREP.

○

Market depreciation was primarily driven by $1.1 billion from BREP (which included $671.7 million of foreign exchange depreciation) and $1.1 billion from BPP and co-investment (which included $464.8 million of foreign exchange depreciation), partially offset by market appreciation of $1.0 billion from BREIT.

○	Inflows were driven by $3.4 billion from BREDS and $2.3 billion from BREIT.

•

In our Private Equity segment, an increase of $13.5 billion from $416.4 billion at December 31, 2025 to $429.9 billion at March 31, 2026. The net increase was due to inflows of $20.4 billion and market appreciation of $9.8 billion, offset by realizations of $14.6 billion and outflows of $2.1 billion.

○	Inflows were driven by $8.4 billion from Secondaries, $3.4 billion from Corporate Private Equity, $2.7 billion from Infrastructure, $2.6 billion from BXPE and $2.2 billion from BXLS.

○	Market appreciation was driven by $4.7 billion from Infrastructure, $2.3 billion from Corporate Private Equity and $1.0 billion from BXPE.

○	Realizations were driven by $8.4 billion from Corporate Private Equity, $3.0 billion from Tactical Opportunities and $2.0 billion from Secondaries.

○	Outflows were driven by $830.0 million from Corporate Private Equity, $538.6 million from Secondaries and $310.4 million from Tactical Opportunities.

•

In our Credit & Insurance segment, an increase of $14.5 billion from $443.0 billion at December 31, 2025 to $457.5 billion at March 31, 2026. The net increase was due to inflows of $37.0 billion and market appreciation of $508.1 million, offset by realizations of $13.7 billion and outflows of $9.3 billion.

○

Inflows were driven by $21.5 billion from private corporate credit, $10.9 billion from infrastructure and asset based credit and $6.8 billion from liquid corporate credit, partially offset by allocations to other segments of $3.1 billion.

○	Market appreciation was driven by $1.0 billion from infrastructure and asset based credit, partially offset by market depreciation of $608.0 million from liquid corporate credit.

○	Realizations were driven by $7.2 billion from private corporate credit, $4.9 billion from infrastructure and asset based credit and $1.6 billion from liquid corporate credit.

○	Outflows were driven by $5.8 billion from private corporate credit and $3.0 billion from liquid corporate credit.

•

In our Multi-Asset Investing segment, an increase of $5.1 billion from $96.2 billion at December 31, 2025 to $101.4 billion at March 31, 2026. The net increase was due to inflows of $4.4 billion and market appreciation of $2.9 billion, offset by outflows of $1.5 billion and realizations of $638.4 million.

○	Inflows were driven by $2.8 billion from Absolute Return and $923.9 million from Multi-Strategy.

○	Market appreciation was driven by $1.6 billion from Public Real Assets and $893.1 million from Absolute Return.

○	Outflows were driven by $1.2 billion from Absolute Return.

○	Realizations were driven by $402.8 million from Multi-Strategy.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $937.6 billion at March 31, 2026, an increase of $15.9 billion compared to $921.7 billion at December 31, 2025. The net increase was due to:

•

In our Real Estate segment, a decrease of $1.9 billion from $279.4 billion at December 31, 2025 to $277.5 billion at March 31, 2026. The net decrease was due to realizations of $5.2 billion, outflows of $1.7 billion and market depreciation of $336.3 million, offset by inflows of $5.4 billion.

○	Realizations were driven by $2.1 billion from BREP, $1.4 billion from BREIT and $1.2 billion from BREDS.

○	Outflows were driven by $1.3 billion from BREIT.

○

Market depreciation was driven by $1.1 billion from BPP and co-investment (which included $452.5 million of foreign exchange depreciation), partially offset by market appreciation of $1.0 billion from BREIT.

○	Inflows were driven by $2.3 billion from BREIT and $2.1 billion from BREDS.

•

In our Private Equity segment, an increase of $14.9 billion from $241.0 billion at December 31, 2025 to $255.8 billion at March 31, 2026. The net increase was due to inflows of $19.3 billion and market appreciation of $5.1 billion, offset by realizations of $4.8 billion and outflows of $4.7 billion.

○	Inflows were driven by $8.3 billion from Secondaries, $2.8 billion from Corporate Private Equity, $2.6 billion from BXPE and $2.3 billion from BXLS.

○	Market appreciation was driven by $4.1 billion from Infrastructure and $1.0 billion from BXPE.

○	Realizations were driven by $2.5 billion from Corporate Private Equity, $865.4 million from Tactical Opportunities and $652.8 million from Secondaries.

○	Outflows were driven by $3.2 billion from Corporate Private Equity.

•

In our Credit & Insurance segment, a decrease of $2.4 billion from $315.6 billion at December 31, 2025 to $313.3 billion at March 31, 2026. The net decrease was due to realizations of $9.2 billion and outflows of $7.9 billion, offset by inflows of $14.7 billion and market appreciation of $20.7 million.

○	Realizations were driven by $4.6 billion from infrastructure and asset based credit, $3.0 billion from private corporate credit and $1.6 billion from liquid corporate credit.

○	Outflows were driven by $3.9 billion from private corporate credit, $3.0 billion from liquid corporate credit and $1.0 billion from the insurance platform.

○

Inflows were driven by $6.1 billion from liquid corporate credit, $5.9 billion from infrastructure and asset based credit and $5.1 billion from private corporate credit, partially offset by allocations to other segments of $3.1 billion.

○	Market appreciation was driven by $853.2 million from infrastructure and asset based credit, partially offset by market depreciation of $700.1 million from liquid corporate credit.

•

In our Multi-Asset Investing segment, an increase of $5.4 billion from $85.6 billion at December 31, 2025 to $91.0 billion at March 31, 2026. The net increase was due to inflows of $4.7 billion and market appreciation of $2.7 billion, offset by outflows of $1.5 billion and realizations of $612.6 million.

○	Inflows were driven by $3.2 billion from Absolute Return and $836.6 million from Multi-Strategy.

○	Market appreciation was driven by $1.4 billion from Public Real Assets and $806.1 million from Absolute Return.

○	Outflows were driven by $1.2 billion from Absolute Return.

○	Realizations were driven by $389.5 million from Multi-Strategy.

Dry Powder

The following presents our Dry Powder as of quarter end of each period:

Note:	Totals may not add due to rounding.

Net Accrued Performance Revenues

The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of March 31, 2026 and 2025. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. See “—Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	$		$
	March 31,
	2026		2025
	(Dollars in Millions)
Real Estate
BREP Global		$549		$904
BREP Europe		70		69
BREP Asia		101		98
BPP		86		37
BREDS		27		32

Total Real Estate (a)		833		1,140

Private Equity
BCP Global		1,860		1,739
BCP Asia		216		253
Energy/Energy Transition		1,007		545
Core Private Equity		276		257
Tactical Opportunities		152		200
Secondaries		1,088		1,144
Infrastructure		772		248
Life Sciences		228		214
BTAS/BXPE		257		238

Total Private Equity (a)		5,855		4,838

Credit & Insurance		255		374

Multi-Asset Investing		56		46

Total Blackstone Net Accrued Performance Revenues		$7,000		$6,399

Note: Totals may not add due to rounding.

(a)	Real Estate and Private Equity include co-investments, as applicable.

For the twelve months ended March 31, 2026, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $4.1 billion, partially offset by net realized distributions of $3.5 billion.

Invested Performance Eligible Assets Under Management

The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital

The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
(a)	Perpetual Capital Total Assets Under Management for the Multi-Asset Investing segment was $582.2 million as of December 31, 2025 and $658.8 million as of March 31, 2026, respectively.

Perpetual Capital Total Assets Under Management were $539.7 billion as of March 31, 2026, an increase of $16.0 billion, compared to $523.6 billion as of December 31, 2025. Perpetual Capital Total Assets Under Management in our Private Equity and Credit & Insurance segments increased $9.6 billion and $5.4 billion, respectively.

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

The following tables present the investment record of our significant and formerly significant carry/drawdown funds and select perpetual capital strategies from inception through March 31, 2026:

Carry/Drawdown Funds

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP		$140,714		$—		$—		n/a		—		$345,190		2.5x		$345,190		2.5x		33%		33%
BREP I (Sep 1994 / Oct 1996)		380,708		—		—		n/a		—		1,327,708		2.8x		1,327,708		2.8x		40%		40%
BREP II (Oct 1996 / Mar 1999)		1,198,339		—		—		n/a		—		2,531,614		2.1x		2,531,614		2.1x		19%		19%
BREP III (Apr 1999 / Apr 2003)		1,522,708		—		—		n/a		—		3,330,406		2.4x		3,330,406		2.4x		21%		21%
BREP IV (Apr 2003 / Dec 2005)		2,198,694		—		—		n/a		—		4,684,608		1.7x		4,684,608		1.7x		12%		12%
BREP V (Dec 2005 / Feb 2007)		5,539,418		—		2,331		n/a		—		13,468,476		2.3x		13,470,807		2.3x		11%		11%
BREP VI (Feb 2007 / Aug 2011)		11,060,122		—		1,748		n/a		—		27,764,962		2.5x		27,766,710		2.5x		13%		13%
BREP VII (Aug 2011 / Apr 2015)		13,506,736		844,688		926,699		0.4x		—		29,379,122		2.1x		30,305,821		1.9x		17%		14%
BREP VIII (Apr 2015 / Jun 2019)		16,645,922		1,257,178		8,790,136		1.3x		3%		24,373,810		2.1x		33,163,946		1.8x		19%		11%
BREP IX (Jun 2019 / Aug 2022)		21,368,059		2,956,465		17,407,939		1.1x		1%		11,993,150		2.0x		29,401,089		1.3x		33%		5%
*BREP X (Aug 2022 / Feb 2028)		30,637,407		16,820,830		17,614,335		1.3x		1%		2,056,656		1.4x		19,670,991		1.3x		14%		10%

Total Global BREP		$104,198,827		$21,879,161		$44,743,188		1.1x		2%		$121,255,702		2.2x		$165,998,890		1.7x		16%		14%

BREP Int’l (Jan 2001 / Sep 2005)		€824,172		€—		€—		n/a		—		€1,373,170		2.1x		€1,373,170		2.1x		23%		23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)		1,629,748		—		—		n/a		—		2,583,032		1.8x		2,583,032		1.8x		8%		8%
BREP Europe III (Jun 2008 / Sep 2013)		3,205,420		85,814		23,868		0.2x		—		5,984,997		2.1x		6,008,865		2.0x		14%		13%
BREP Europe IV (Sep 2013 / Dec 2016)		6,676,611		595,371		764,957		0.7x		—		10,343,285		1.9x		11,108,242		1.7x		16%		11%
BREP Europe V (Dec 2016 / Oct 2019)		8,005,138		655,673		3,933,820		0.7x		—		6,902,190		3.8x		10,836,010		1.5x		40%		5%
BREP Europe VI (Oct 2019 / Sep 2023)		9,940,454		2,787,157		6,293,358		0.9x		5%		3,998,290		2.4x		10,291,648		1.2x		62%		3%
*BREP Europe VII (Sep 2023 / Mar 2029)		9,762,262		6,196,453		4,269,615		1.3x		1%		139,783		1.3x		4,409,398		1.3x		n/m		14%

Total BREP Europe		€40,043,805		€10,320,468		€15,285,618		0.9x		2%		€31,324,747		2.2x		€46,610,365		1.5x		16%		9%

continued...

Carry/Drawdown Funds continued

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)		$4,262,480		$899,019		$1,149,290		1.5x		49%		$7,678,043		2.0x		$8,827,333		1.9x		15%		12%
BREP Asia II (Dec 2017 / Mar 2022)		7,358,646		1,179,714		5,131,779		1.2x		23%		3,330,331		1.6x		8,462,110		1.3x		11%		3%
*BREP Asia III (Mar 2022 / Sep 2027)		8,219,668		4,340,055		5,014,957		1.3x		2%		224,625		1.6x		5,239,582		1.3x		33%		8%

Total BREP Asia		19,840,794		6,418,788		11,296,026		1.3x		16%		11,232,999		1.8x		22,529,025		1.5x		15%		7%
BREP Co-Investment (f)		7,799,257		153,280		1,082,813		1.4x		—		15,348,472		2.2x		16,431,285		2.1x		16%		16%

Total BREP		$178,508,642		$40,374,465		$74,316,780		1.1x		4%		$186,061,197		2.2x		$260,377,977		1.7x		16%		13%

*BREDS High-Yield (Various) (g)		$27,606,074		$9,273,740		$4,080,621		1.0x		—		$25,624,292		1.3x		$29,704,913		1.3x		10%		9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)		$859,081		$—		$—		n/a		—		$1,741,738		2.6x		$1,741,738		2.6x		19%		19%
BCP II (Oct 1993 / Aug 1997)		1,361,100		—		—		n/a		—		3,268,627		2.5x		3,268,627		2.5x		32%		32%
BCP III (Aug 1997 / Nov 2002)		3,967,422		—		—		n/a		—		9,228,707		2.3x		9,228,707		2.3x		14%		14%
BCOM (Jun 2000 / Jun 2006)		2,137,330		—		—		n/a		—		2,995,106		1.4x		2,995,106		1.4x		6%		6%
BCP IV (Nov 2002 / Dec 2005)		6,773,182		—		—		n/a		—		21,720,334		2.9x		21,720,334		2.9x		36%		36%
BCP V (Dec 2005 / Jan 2011)		21,009,112		982,018		—		n/a		—		38,870,191		1.9x		38,870,191		1.9x		8%		8%
BCP VI (Jan 2011 / May 2016)		15,192,032		1,340,945		2,265,459		3.2x		5%		30,692,197		2.2x		32,957,656		2.2x		13%		12%
BCP VII (May 2016 / Feb 2020)		18,875,734		1,311,968		14,627,717		1.6x		21%		23,961,379		2.6x		38,589,096		2.1x		24%		12%
BCP VIII (Feb 2020 / Apr 2024)		25,833,655		6,181,123		26,085,749		1.4x		19%		9,745,826		2.4x		35,831,575		1.6x		26%		10%
*BCP IX (Apr 2024 / Apr 2030)		21,836,141		18,599,286		4,822,964		1.5x		—		—		n/a		4,822,964		1.5x		n/a		n/m
Energy I (Aug 2011 / Feb 2015)		2,441,558		177,091		18,914		2.4x		100%		4,879,550		2.0x		4,898,464		2.0x		13%		12%
Energy II (Feb 2015 / Feb 2020)		4,928,376		780,843		3,583,498		2.6x		66%		5,925,351		1.8x		9,508,849		2.0x		8%		9%
Energy III (Feb 2020 / Jun 2024)		4,399,206		1,522,788		7,924,111		2.9x		20%		3,727,464		2.6x		11,651,575		2.8x		33%		33%
*Energy Transition IV (Jun 2024 / Jun 2030)		5,848,159		3,116,155		4,696,209		1.7x		—		157,156		1.7x		4,853,365		1.7x		n/m		86%
BCP Asia I (Dec 2017 / Sep 2021)		2,437,080		417,510		1,298,785		1.3x		35%		3,676,038		3.0x		4,974,823		2.3x		33%		19%
*BCP Asia II (Sep 2021 / Sep 2027)		6,840,616		3,613,412		5,949,120		1.8x		11%		1,027,538		3.4x		6,976,658		1.9x		93%		27%
BCP Asia III (TBD)		11,314,754		11,314,754		—		n/a		—		—		n/a		—		n/a		n/a		n/a
Core Private Equity I (Jan 2017 / Mar 2021) (h)		4,760,130		1,189,022		6,657,382		2.1x		—		4,186,003		3.7x		10,843,385		2.5x		32%		15%
*Core Private Equity II (Mar 2021 / Mar 2027) (h)		8,244,302		4,924,612		6,282,093		1.5x		—		905,815		n/a		7,187,908		1.7x		n/a		16%

Total Corporate Private Equity		$169,058,970		$55,471,527		$84,212,001		1.7x		16%		$166,709,020		2.3x		$250,921,021		2.0x		16%		15%

continued...

Carry/Drawdown Funds continued

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)		$33,622,860		$14,333,368		$12,602,069		1.2x		2%		$31,924,757		1.9x		$44,526,826		1.6x		15%		10%
*Tactical Opportunities Co-Investment and Other (Various)		10,673,147		1,153,253		3,625,551		1.3x		—		11,982,693		1.8x		15,608,244		1.7x		18%		16%

Total Tactical Opportunities		$44,296,007		$15,486,621		$16,227,620		1.2x		1%		$43,907,450		1.9x		$60,135,070		1.6x		16%		11%

Growth
BXG I (Jul 2020 / Feb 2025)		$4,959,668		$342,693		$5,190,952		1.2x		1%		$659,239		2.4x		$5,850,191		1.2x		n/m		3%
*BXG II (Feb 2025 / Feb 2030)		4,605,048		4,256,508		423,123		1.1x		—		6,108		n/m		429,231		1.1x		n/m		n/m

Total Growth		$9,564,716		$4,599,201		$5,614,075		1.2x		—		$665,347		2.4x		$6,279,422		1.2x		n/m		2%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)		$11,035,527		$9,572		$2,150		n/a		—		$16,796,758		n/a		$16,798,908		1.7x		n/a		13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)		4,362,772		382,937		451,131		n/a		—		4,639,661		n/a		5,090,792		1.7x		n/a		13%
Strategic Partners VII (May 2016 / Mar 2019) (i)		7,489,970		1,615,589		2,400,675		n/a		—		8,436,591		n/a		10,837,266		1.9x		n/a		15%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)		1,749,807		590,513		1,343,264		n/a		—		1,347,378		n/a		2,690,642		1.9x		n/a		15%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)		10,763,600		3,461,751		6,197,536		n/a		—		8,883,127		n/a		15,080,663		1.7x		n/a		18%
*Strategic Partners Real Estate, SMA and Other (Various) (i)		7,055,591		1,229,809		3,207,166		n/a		—		2,924,013		n/a		6,131,179		1.4x		n/a		11%
Strategic Partners Infrastructure III (Jun 2020 / Jun 2024) (i)		3,250,100		696,230		2,719,186		n/a		—		677,888		n/a		3,397,074		1.6x		n/a		15%
Strategic Partners IX (Oct 2021 / Mar 2026) (i)		19,692,625		132,783		18,783,917		n/a		—		1,307,669		n/a		20,091,586		1.5x		n/a		18%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)		2,095,211		431,631		1,269,887		n/a		—		44,343		n/a		1,314,230		1.1x		n/a		—
*Strategic Partners Infrastructure IV (Jul 2024 / Sep 2029) (i)		4,837,949		3,589,981		94,086		n/a		—		—		n/a		94,086		n/m		n/a		n/m
*Strategic Partners X (Mar 2026 / May 2031)		8,662,594		8,662,594		—		n/a		—		—		n/a		—		n/a		n/a		n/a

Total Strategic Partners (Secondaries)		$80,995,746		$20,803,390		$36,468,998		n/a		—		$45,057,428		n/a		$81,526,426		1.6x		n/a		14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)		$910,000		$43,312		$528,354		2.0x		—		$803,210		1.6x		$1,331,564		1.7x		9%		9%
BXLS V (Jan 2020 / Mar 2025)		5,019,123		2,400,809		5,026,755		2.0x		1%		1,803,300		2.0x		6,830,055		2.0x		17%		18%

continued...

Carry/Drawdown Funds continued

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)		$2,000,000		$—		$—		n/a		—		$4,809,113		1.6x		$4,809,113		1.6x		n/a		17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)		4,120,000		993,260		60,174		0.5x		—		6,686,891		1.4x		6,747,065		1.4x		n/a		9%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)		6,639,133		1,080,904		799,000		0.6x		—		9,924,105		1.7x		10,723,105		1.5x		n/a		11%
Mezzanine / Opportunistic IV (Jan 2021 / Aug 2025)		5,016,771		1,261,678		3,412,057		1.1x		—		3,700,554		1.6x		7,112,611		1.3x		n/a		12%
*Mezzanine / Opportunistic V (Aug 2025 / Aug 2029)		7,630,000		6,952,528		617,184		1.0x		—		32,153		1.7x		649,337		1.0x		n/a		n/m

Total Mezzanine / Opportunistic		25,405,904		10,288,370		4,888,415		0.9x		—		25,152,816		1.6x		30,041,231		1.4x		n/a		13%
Stressed / Distressed I (Sep 2009 / May 2013)		3,253,143		—		—		n/a		—		5,777,098		1.3x		5,777,098		1.3x		n/a		9%
Stressed / Distressed II (Jun 2013 / Jun 2018)		5,125,000		547,430		—		n/a		—		5,572,345		1.1x		5,572,345		1.1x		n/a		1%
Stressed / Distressed III (Dec 2017 / Dec 2022)		7,356,380		1,000,000		1,062,330		0.7x		—		5,890,400		1.5x		6,952,730		1.3x		n/a		9%

Total Stressed / Distressed		15,734,523		1,547,430		1,062,330		0.7x		—		17,239,843		1.3x		18,302,173		1.2x		n/a		7%
European Senior Debt I (Feb 2015 / Feb 2019)		€1,964,689		€66,629		€147,368		0.3x		—		€2,997,689		1.3x		€3,145,057		1.1x		n/a		1%
European Senior Debt II (Jun 2019 / Jun 2023) (j)		4,088,344		855,817		2,390,569		0.9x		—		4,639,359		1.7x		7,029,928		1.3x		n/a		8%

Total European Senior Debt		€6,053,033		€922,446		€2,537,937		0.8x		—		€7,637,048		1.5x		€10,174,985		1.2x		n/a		5%
Energy I (Nov 2015 / Nov 2018)		$2,856,867		$1,154,819		$112,297		0.8x		—		$3,513,027		1.6x		$3,625,324		1.5x		n/a		10%
Energy II (Feb 2019 / Jun 2023)		3,616,081		1,464,279		413,690		0.8x		—		3,538,294		1.5x		3,951,984		1.4x		n/a		16%
*Energy III (May 2023 / May 2028)		6,477,000		4,033,507		2,490,805		1.0x		—		2,960,319		1.3x		5,451,124		1.1x		n/a		15%

Total Energy		12,949,948		6,652,605		3,016,792		1.0x		—		10,011,640		1.4x		13,028,432		1.3x		n/a		12%
Senior Direct Lending (Various) (k)		2,514,661		1,209,799		2,670,122		1.1x		—		263,476		1.1x		2,933,598		1.1x		n/a		10%

Total Credit Drawdown Funds (l)		$63,510,695		$20,761,047		$14,561,870		0.9x		—		$61,774,717		1.5x		$76,336,587		1.3x		n/a		10%

Select Perpetual Capital Strategies (m)

		$		$
Strategy (Inception Year) (a)	Investment Strategy	Total Assets Under Management		Total Net Return (n)
	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners Platform (2013) (o)	Core+ Real Estate		$60,456,587		3%
BREIT - Blackstone Real Estate Income Trust (2017) (p)	Core+ Real Estate		54,922,211		9%
BREIT - Class I (q)	Core+ Real Estate				9%
BXMT - Blackstone Mortgage Trust (2013) (r)	Real Estate Debt		6,206,612		7%
Private Equity
BXGP - Blackstone GP Stakes (2014) (s)	Minority GP Interests		9,806,128		12%
BIP - Blackstone Infrastructure Partners (2019) (t)	Infrastructure		67,941,174		19%
BXPE - Blackstone Private Equity Strategies Fund Program (2024) (u)	Private Equity		21,419,289		17%
BXPE - Class I (v)	Private Equity				18%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (w)	U.S. Direct Lending		17,036,657		11%
BCRED - Blackstone Private Credit Fund (2021) (x)	U.S. Direct Lending		93,909,602		9%
BCRED - Class I (y)	U.S. Direct Lending				9%
ECRED - Blackstone European Credit Fund (2022) (z)	European Direct Lending		€4,799,679		9%
ECRED - Class I (aa)	European Direct Lending				9%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	For the carry/drawdown funds only, represents funds that are in their investment period as of March 31, 2026.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)

Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to March 31, 2026 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(n)

Unless otherwise indicated, Total Net Return represents the annualized inception to March 31, 2026 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(o)

BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 fund, co-investment and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of March 31, 2026, these vehicles represented $4.4 billion of Total Assets Under Management.

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
(s)

Blackstone GP Stakes (“BXGP”) represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the Secondaries - GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. As of March 31, 2026, including vehicles that are not classified as Perpetual Capital and co-investment vehicles that do not pay fees, BXGP Total Assets Under Management was $12.9 billion.

(t)

BIP represents the aggregate Total Assets Under Management and Total Net Return of infrastructure-focused funds and co-investment vehicles for institutional investors with a primary focus on the U.S. and Europe. As of March 31, 2026, including co-investment vehicles that do not pay fees, BIP Total Assets Under Management was $80.6 billion.

(u)

The BXPE Total Net Return reflects a per share blended return, assuming the BXPE fund program had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. This return is not representative of the return experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency. Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation. BXPE Total Assets Under Management reflects net asset value as of March 31, 2026. BXPE Total Assets Under Management, to the extent managed by a different business, is reported in such business for the purposes of segment Assets Under Management reporting.
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

(w)

The BXSL Total Assets Under Management and Total Net Return are presented as of December 31, 2025. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(x)

The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of March 31, 2026 was $45.0 billion.

(y)

Represents the Total Net Return for BCRED’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. Class I Total Net Return is presented on an annualized basis and is from January 7, 2021.

(z)

The ECRED Total Net Return reflects a per share blended return, assuming ECRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by ECRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from October 3, 2022. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities as of March 31, 2026. ECRED net asset value as of March 31, 2026 was €2.5 billion.

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

Real Estate

The following table presents the results of operations for our Real Estate segment:

	$		$		$		$
	Three Months Ended March 31,				2026 vs. 2025
	2026		2025		$		%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees		$636,047		$664,601		$(28,554)		-4%
Transaction and Other Fees, Net		51,738		40,146		11,592		29%
Management Fee Offsets		(10,308)		(3,899)		(6,409)		164%

Total Management Fees, Net		677,477		700,848		(23,371)		-3%
Fee Related Performance Revenues		152,998		37,803		115,195		305%
Fee Related Compensation		(193,137)		(170,525)		(22,612)		13%
Other Operating Expenses		(90,200)		(83,281)		(6,919)		8%

Fee Related Earnings		547,138		484,845		62,293		13%

Realized Performance Revenues		42,074		19,010		23,064		121%
Realized Performance Compensation		(22,956)		(8,770)		(14,186)		162%
Realized Principal Investment Income (Loss)		(8,805)		349		(9,154)		n/m

Net Realizations		10,313		10,589		(276)		-3%

Segment Distributable Earnings		$557,451		$495,434		$62,017		13%

n/m	Not meaningful.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Segment Distributable Earnings were $557.5 million for the three months ended March 31, 2026, an increase of $62.0 million, compared to $495.4 million for the three months ended March 31, 2025. The increase in Segment Distributable Earnings was attributable to an increase of $62.3 million in Fee Related Earnings, partially offset by a decrease of $0.3 million in Net Realizations.

Performance in our Real Estate segment was flat in the first quarter of 2026, notwithstanding solid performance in BREIT. Continued significant strength in digital infrastructure investments supported performance, which was offset by declines in life science office, market volatility in our public holdings in India and foreign currency impact from a strong U.S. dollar. In addition, the ongoing conflict in the Middle East weighed on transaction activity in the quarter. Nonetheless, we believe there are a number of positive factors that should support values in our Real Estate portfolio, including favorable capital markets and declining new supply.

Fee Related Earnings

Fee Related Earnings were $547.1 million for the three months ended March 31, 2026, an increase of $62.3 million, compared to $484.8 million for the three months ended March 31, 2025. The increase in Fee Related Earnings was attributable to an increase of $115.2 million in Fee Related Performance Revenues, partially offset by an increase of $22.6 million in Fee Related Compensation and a decrease of $23.4 million in Management Fees, Net.

Fee Related Performance Revenues were $153.0 million for the three months ended March 31, 2026, an increase of $115.2 million, compared to $37.8 million for the three months ended March 31, 2025. The increase was primarily attributable to higher Fee Related Performance Revenues in BREIT.

Fee Related Compensation was $193.1 million for the three months ended March 31, 2026, an increase of $22.6 million, compared to $170.5 million for the three months ended March 31, 2025. The increase was primarily attributable to the increase in Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.

Management Fees, Net were $677.5 million for the three months ended March 31, 2026, a decrease of $23.4 million, compared to $700.8 million for the three months ended March 31, 2025, primarily attributable to a decrease in Base Management Fees. Base Management Fees decreased $28.6 million, primarily attributable to a decrease in Fee-Earning Assets Under Management in BREP, BPP and co-investment and BREDS, partially offset by an increase in Fee-Earning Assets Under Management in BREIT.

Net Realizations

Net Realizations were $10.3 million for the three months ended March 31, 2026, a decrease of $0.3 million, compared to $10.6 million for the three months ended March 31, 2025. The decrease in Net Realizations was primarily attributable to an increase of $14.2 million in Realized Performance Compensation and a decrease of $9.2 million in Realized Investment Income (Loss), partially offset by an increase of $23.1 million in Realized Performance Revenues.

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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	Three Months Ended				March 31, 2026
	March 31,				Inception to Date
	2026		2025		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BREP VIII	-2%	-2%	0%	-1%	26%	19%	17%	11%
BREP IX	-4%	-5%	-2%	-2%	51%	33%	9%	5%
BREP X	4%	3%	7%	4%	26%	14%	22%	10%
BREP Europe V (b)	0%	0%	1%	0%	49%	40%	10%	5%
BREP Europe VI (b)	-6%	-5%	-6%	-5%	87%	62%	8%	3%
BREP Europe VII (b)	6%	4%	4%	0%	n/m	n/m	30%	14%
BREP Asia II	-5%	-5%	2%	1%	18%	11%	6%	3%
BREP Asia III	10%	9%	10%	8%	82%	33%	17%	8%
BREP Co-Investment (c)	2%	1%	1%	1%	18%	16%	18%	16%
BPP (d)	-1%	-1%	0%	0%	n/a	n/a	5%	3%
BREIT (e)	n/a	2%	n/a	2%	n/a	n/a	n/a	9%
BREIT - Class I (f)	n/a	2%	n/a	2%	n/a	n/a	n/a	9%
BREDS High-Yield (g)	2%	1%	4%	3%	14%	10%	14%	9%
BXMT (h)	n/a	3%	n/a	18%	n/a	n/a	n/a	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
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

Funds With Closed Investment Periods as of March 31, 2026

The Real Estate segment has thirteen funds with closed investment periods as of March 31, 2026: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of March 31, 2026, BREP VII, BREP VI, BREP V, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREDS IV and BREDS III were above their carried interest thresholds as of March 31, 2026, while BREP IX, BREP Asia II, BREP Europe VI, and BREP Europe V were below their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	$		$		$		$
	Three Months Ended March 31,				2026 vs. 2025
	2026		2025		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$659,991		$578,444		$81,547		14%
Transaction, Advisory and Other Fees, Net		150,938		54,220		96,718		178%
Management Fee Offsets		(9,007)		(10,872)		1,865		-17%

Total Management and Advisory Fees, Net		801,922		621,792		180,130		29%
Fee Related Performance Revenues		170,697		60,904		109,793		180%
Fee Related Compensation		(262,813)		(203,319)		(59,494)		29%
Other Operating Expenses		(112,928)		(102,894)		(10,034)		10%

Fee Related Earnings		596,878		376,483		220,395		59%

Realized Performance Revenues		637,989		350,073		287,916		82%
Realized Performance Compensation		(294,536)		(171,141)		(123,395)		72%
Realized Principal Investment Income		45,348		9,176		36,172		394%

Net Realizations		388,801		188,108		200,693		107%

Segment Distributable Earnings		$985,679		$564,591		$421,088		75%

n/m	Not meaningful.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Segment Distributable Earnings were $985.7 million for the three months ended March 31, 2026, an increase of $421.1 million, compared to $564.6 million for the three months ended March 31, 2025. The increase in Segment Distributable Earnings was attributable to increases of $220.4 million in Fee Related Earnings and $200.7 million in Net Realizations.

Our Private Equity segment generated strong performance across strategies in the first quarter of 2026. The segment exhibited particular strength in Infrastructure, driven by the performance of investments in data centers and the energy portfolio. The potential for artificial intelligence-driven disruption has, however, recently weighed on equity capital markets and valuations of companies in certain sectors, such as software. We believe the ultimate impact of such disruption will vary significantly across companies based on multiple factors, with a number of companies well-positioned to be protected or benefit from such disruption. Nonetheless, valuations of select software companies have been and may be negatively impacted going forward.

In Corporate Private Equity, our operating companies exhibited strong revenue growth and resilient margins. After seeing a strengthening transaction environment in the latter part of 2025 and entering 2026, significant market volatility and broader uncertainty given the ongoing conflict in the Middle East has had the effect of slowing realization activity in the near term. We believe a durable resolution to the conflict, however, should contribute to improved transaction activity, including with respect to our pipeline of initial public offerings.

Fee Related Earnings

Fee Related Earnings were $596.9 million for the three months ended March 31, 2026, an increase of $220.4 million, compared to $376.5 million for the three months ended March 31, 2025. The increase in Fee Related Earnings was primarily attributable to increases of $180.1 million in Management and Advisory Fees, Net and $109.8 million in Fee Related Performance Revenues, partially offset by an increase of $59.5 million in Fee Related Compensation.

Management and Advisory Fees, Net were $801.9 million for the three months ended March 31, 2026, an increase of $180.1 million, compared to $621.8 million for the three months ended March 31, 2025, primarily attributable to increases in Transaction, Advisory and Other Fees, Net and Base Management Fees. Transaction, Advisory and Other Fees, Net increased $96.7 million, primarily attributable to increased volume of deal activity in BXCM. Base Management Fees increased $81.5 million primarily attributable to increased Fee-Earning Assets Under Management in BXPE, BIP and BXINFRA.

Fee Related Performance Revenues were $170.7 million for the three months ended March 31, 2026, an increase of $109.8 million, compared to $60.9 million for the three months ended March 31, 2025. The increase was primarily attributable to higher Fee Related Performance Revenues in BXPE and BXINFRA.

Fee Related Compensation was $262.8 million for the three months ended March 31, 2026, an increase of $59.5 million, compared to $203.3 million for the three months ended March 31, 2025. The increase was primarily attributable to increases in Management and Advisory Fees, Net and Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $388.8 million for the three months ended March 31, 2026, an increase of $200.7 million, compared to $188.1 million for the three months ended March 31, 2025. The increase in Net Realizations was primarily attributable to an increase of $287.9 million in Realized Performance Revenues, partially offset by an increase of $123.4 million in Realized Performance Compensation.

Realized Performance Revenues were $638.0 million for the three months ended March 31, 2026, an increase of $287.9 million, compared to $350.1 million for the three months ended March 31, 2025. The increase was primarily attributable to increases in Realized Performance Revenues in Corporate Private Equity, Tactical Opportunities and BXLS.

Realized Performance Compensation was $294.5 million for the three months ended March 31, 2026, an increase of $123.4 million, compared to $171.1 million for the three months ended March 31, 2025. The increase was primarily attributable to increases in Realized Performance Revenues.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				March 31, 2026
	March 31,				Inception to Date
	2026		2025		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	-3%	-1%	2%	0%	17%	13%	16%	12%
BCP VII	-2%	-2%	2%	2%	31%	24%	17%	12%
BCP VIII	-1%	-1%	1%	0%	36%	26%	17%	10%
BCP Asia I	-14%	-12%	-8%	-7%	47%	33%	29%	19%
BCP Asia II	2%	1%	-6%	-7%	141%	93%	46%	27%
BEP II	29%	24%	-3%	-3%	13%	8%	13%	9%
BEP III	40%	36%	0%	0%	47%	33%	46%	33%
BETP IV	9%	7%	n/a	n/a	n/m	n/m	138%	86%
BCEP I	-3%	-3%	0%	0%	36%	32%	17%	15%
BCEP II	2%	1%	4%	3%	n/a	n/a	21%	16%
Tactical Opportunities	5%	3%	3%	2%	18%	15%	15%	10%
Tactical Opportunities Co-Investment and Other	1%	1%	6%	3%	20%	18%	18%	16%
Clarus IV	4%	3%	-1%	-1%	14%	9%	14%	9%
BXLS V	5%	4%	5%	4%	24%	17%	28%	18%
BXG I	9%	8%	4%	3%	n/m	n/m	7%	3%
BXPE (e)	n/a	5%	n/a	4%	n/a	n/a	n/a	17%
BXPE - Class I (f)	n/a	5%	n/a	4%	n/a	n/a	n/a	18%
BIP (d)	8%	7%	8%	7%	n/a	n/a	24%	19%
Strategic Partners VII (b)	-1%	-1%	-1%	-1%	n/a	n/a	19%	15%
Strategic Partners Real Assets II (b)	0%	0%	2%	2%	n/a	n/a	18%	15%
Strategic Partners VIII (b)	-4%	-4%	-1%	-1%	n/a	n/a	24%	18%
Strategic Partners Real Estate, SMA and Other (b)	6%	6%	3%	2%	n/a	n/a	13%	11%
Strategic Partners Infrastructure III (b)	1%	1%	1%	0%	n/a	n/a	22%	15%
Strategic Partners IX (b)	2%	2%	1%	1%	n/a	n/a	25%	18%
Strategic Partners GP Solutions (b)	0%	0%	-3%	-4%	n/a	n/a	3%	0%
BXGP (c)	-4%	-4%	7%	6%	n/a	n/a	19%	12%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
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

Funds With Closed Investment Periods as of March 31, 2026

Corporate Private Equity has ten funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCP VIII, BEP I, BEP II, BEP III, BCEP I and BCP Asia I. BCP V is comprised of two fund classes, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. Each of the above-mentioned funds were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

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

Credit & Insurance

The following table presents the results of operations for our Credit & Insurance segment:

	$		$		$		$
	Three Months Ended March 31,				2026 vs. 2025
	2026		2025		$		%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees		$509,847		$443,223		$66,624		15%
Transaction and Other Fees, Net		10,628		15,480		(4,852)		-31%
Management Fee Offsets		(11,988)		(11,659)		(329)		3%

Total Management Fees, Net		508,487		447,044		61,443		14%
Fee Related Performance Revenues		164,403		195,208		(30,805)		-16%
Fee Related Compensation		(226,493)		(201,618)		(24,875)		12%
Other Operating Expenses		(114,563)		(96,278)		(18,285)		19%

Fee Related Earnings		331,834		344,356		(12,522)		-4%

Realized Performance Revenues		78,126		91,597		(13,471)		-15%
Realized Performance Compensation		(31,197)		(40,495)		9,298		-23%
Realized Principal Investment Income (Loss)		(5,705)		107,903		(113,608)		n/m

Net Realizations		41,224		159,005		(117,781)		-74%

Segment Distributable Earnings		$373,058		$503,361		$(130,303)		-26%

n/m	Not meaningful.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Segment Distributable Earnings were $373.1 million for the three months ended March 31, 2026, a decrease of $130.3 million, compared to $503.4 million for the three months ended March 31, 2025. The decrease in Segment Distributable Earnings was attributable to decreases of $12.5 million in Fee Related Earnings and $117.8 million in Net Realizations.

Our Credit & Insurance segment demonstrated resilience in the first quarter of 2026 amid a volatile environment. Our private credit strategies generated excess returns relative to liquid markets with modest appreciation, reflecting solid interest income and underlying credit performance across the vast majority of our holdings. We believe the United States is moving toward a period of lower base rates, particularly once the conflict in the Middle East is resolved. As a result, returns in our floating rate strategies are likely to be lower than in recent periods of higher base rates. Nevertheless, we believe we will continue to generate excess returns relative to liquid markets in our private credit strategies.

Fundraising in our Credit & Insurance segment was strong in the first quarter of 2026, with net inflows of over $37 billion, underpinned by demand from institutional clients and in the insurance channel. Fundraising in our non-investment grade and investment grade private credit strategies has benefited from long-term structural shifts in private credit. Opportunities for corporate and bank partnerships should also support momentum in investment grade private credit strategies.

In our perpetual private wealth strategies, heightened press and market attention around private credit, as well as concerns about decelerating performance, drove a material increase in BCRED redemption requests. Concurrently, subscriptions to BCRED, albeit solid, decelerated from the prior quarter, resulting in net outflows in the first quarter of 2026. Net flows are likely to continue to be negatively impacted in light of the current market environment.

While defaults in direct lending have risen and we expect will continue to rise from a historically low level, our Credit & Insurance segment funds’ holdings are predominantly in senior secured credit with significant equity subordination from institutional borrowers. We believe this should position our Credit & Insurance segment well. The potential for artificial intelligence-driven disruption has also recently weighed on the capital markets and on valuations of companies in certain sectors, such as software. We believe the ultimate impact of such disruption will vary significantly across companies based on multiple factors, with a number of companies well-positioned to be protected or benefit from such disruption. Although the extent of our equity cushion in many of our software holdings provides a level of protection, valuations of select software holdings have been and may be negatively impacted going forward.

Fee Related Earnings

Fee Related Earnings were $331.8 million for the three months ended March 31, 2026, a decrease of $12.5 million, compared to $344.4 million for the three months ended March 31, 2025. The decrease in Fee Related Earnings was attributable to a decrease of $30.8 million in Fee Related Performance Revenues and increases of $24.9 million in Fee Related Compensation and of $18.3 million in Other Operating Expenses, partially offset by an increase of $61.4 million in Management Fees, Net.

Fee Related Performance Revenues were $164.4 million for the three months ended March 31, 2026, a decrease of $30.8 million, compared to $195.2 million for the three months ended March 31, 2025. The decrease was primarily due to lower Fee Related Performance Revenues in BXSL.

Fee Related Compensation was $226.5 million for the three months ended March 31, 2026, an increase of $24.9 million, compared to $201.6 million for the three months ended March 31, 2025. The increase was primarily attributable to an increase in Management Fees, Net, which impacts Fee Related Compensation.

Other Operating Expenses was $114.6 million for the three months ended March 31, 2026, an increase of $18.3 million, compared to $96.3 million for the three months ended March 31, 2025. The increase was primarily attributable to professional fees and occupancy-related costs.

Management Fees, Net were $508.5 million for the three months ended March 31, 2026, an increase of $61.4 million, compared to $447.0 million for the three months ended March 31, 2025, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $66.6 million primarily attributable to an increase in Fee-Earning Assets Under Management in private corporate credit.

Net Realizations

Net Realizations were $41.2 million for the three months ended March 31, 2026, a decrease of $117.8 million, compared to $159.0 million for the three months ended March 31, 2025. The decrease in Net Realizations was attributable to a decrease of $113.6 million in Realized Principal Investment Income (Loss).

Realized Principal Investment Income (Loss) was $(5.7) million for the three months ended March 31, 2026, a decrease of $113.6 million, compared to $107.9 million for the three months ended March 31, 2025. The decrease was primarily attributable to the sale of Bistro, Blackstone’s internally developed portfolio visualization software platform, in the first quarter of 2025, as well as losses in liquid corporate credit related to our CLOs in the first quarter of 2026.

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

The following table presents the return information for the Private Credit and Liquid Credit composites:

	Three Months Ended March 31,				March 31, 2026 Inception to Date
	2026		2025
Composite (a)	Gross	Net	Gross	Net	Gross	Net
Private Credit (b)	1%	0%	3%	2%	14%	9%
Liquid Credit (b)	-1%	-1%	1%	0%	5%	5%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics

The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	$		$		$		$
	Invested Performance Eligible Assets Under Management				Estimated % Above High Water Mark/ Hurdle (a)
	As of March 31,				As of March 31,
	2026		2025		2026		2025
	(Dollars in Thousands)
Credit & Insurance (b)		$125,525,287		$110,719,138		98%		99%

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

(b)

For the Credit & Insurance managed funds, at March 31, 2026, the incremental appreciation needed for the 2% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.6 billion, an increase of $328.1 million, compared to $2.3 billion at March 31, 2025. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of March 31, 2026, 20% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing

The following table presents the results of operations for our Multi-Asset Investing segment:

	$		$		$		$
	Three Months Ended March 31,				2026 vs. 2025
	2026		2025		$		%
	(Dollars in Thousands)
Management Fees, Net
Base Management Fees		$146,529		$120,851		$25,678		21%
Transaction and Other Fees, Net		(1,607)		1,463		(3,070)		n/m

Total Management Fees, Net		144,922		122,314		22,608		18%
Fee Related Compensation		(47,027)		(41,520)		(5,507)		13%
Other Operating Expenses		(25,764)		(24,422)		(1,342)		5%

Fee Related Earnings		72,131		56,372		15,759		28%

Realized Performance Revenues		22,305		(657)		22,962		n/m
Realized Performance Compensation		(15,367)		(518)		(14,849)		n/m
Realized Principal Investment Income		1,135		482		653		135%

Net Realizations		8,073		(693)		8,766		n/m

Segment Distributable Earnings		$80,204		$55,679		$24,525		44%

n/m	Not meaningful.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Segment Distributable Earnings were $80.2 million for the three months ended March 31, 2026, an increase of $24.5 million, compared to $55.7 million for the three months ended March 31, 2025. The increase in Segment Distributable Earnings was attributable to increases of $15.8 million in Fee Related Earnings and $8.8 million in Net Realizations.

Nearly all the strategies in our Multi-Asset Investing segment exhibited positive performance in the first quarter of 2026. In particular, the Absolute Return Composite had its twenty-fourth consecutive quarter of positive performance, including across our quantitative, equities and credit strategies, despite declines in equity markets. Continued strong performance in the segment contributed to favorable fundraising dynamics, and the segment reached over $100 billion Total Assets Under Management in the first quarter.

Fee Related Earnings

Fee Related Earnings were $72.1 million for the three months ended March 31, 2026, an increase of $15.8 million, compared to $56.4 million for the three months ended March 31, 2025. The increase in Fee Related Earnings was primarily attributable to an increase of $22.6 million in Management Fees, Net, partially offset by an increase of $5.5 million in Fee Related Compensation.

Management Fees, Net were $144.9 million for the three months ended March 31, 2026, an increase of $22.6 million, compared to $122.3 million for the three months ended March 31, 2025, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $25.7 million, primarily attributable to an increase in Fee-Earning Assets Under Management in Absolute Return.

Fee Related Compensation was $47.0 million for the three months ended March 31, 2026, an increase of $5.5 million, compared to $41.5 million for the three months ended March 31, 2025, primarily attributable to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $8.1 million for the three months ended March 31, 2026, an increase of $8.8 million, compared to $(0.7) million for the three months ended March 31, 2025. The increase in Net Realizations was primarily attributable to an increase of $23.0 million in Realized Performance Revenues, partially offset by an increase of $14.8 million in Realized Performance Compensation.

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

The following table presents the return information of the Absolute Return Composite:

	Three Months Ended March 31,				Average Annual Returns (a)
					Periods Ended March 31, 2026
	2026		2025		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	2%	1%	3%	2%	12%	11%	12%	11%	9%	8%	7%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics

The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	$		$		$		$
	Invested Performance Eligible Assets Under Management				Estimated % Above High Water Mark/ Benchmark (a)
	As of March 31,				As of March 31,
	2026		2025		2026		2025
	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)		$58,523,459		$50,511,675		96%		95%

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

(b)

For the Multi-Asset Investing managed funds, at March 31, 2026, the incremental appreciation needed for the 4% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $114.4 million, a decrease of $0.2 million, compared to $114.6 million at March 31, 2025. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of March 31, 2026, 82% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	$		$
	Three Months Ended March 31,
	2026		2025
	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.		$649,729		$614,852
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		469,801		485,475
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		117,367		100,547
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		21,010		7,900

Net Income		1,257,907		1,208,774
Provision for Taxes		197,150		243,827

Net Income Before Provision for Taxes		1,455,057		1,452,601
Transaction-Related and Non-Recurring Items (a)		6,967		18,824
Amortization of Intangibles (b)		7,288		7,333
Impact of Consolidation (c)		(138,377)		(108,447)
Unrealized Performance Revenues (d)		(283,355)		(263,201)
Unrealized Performance Allocations Compensation (e)		89,701		103,559
Unrealized Principal Investment (Income) Loss (f)		322,136		(161,257)
Other Revenues (g)		(50,928)		73,635
Equity-Based Compensation (h)		561,217		471,302
Administrative Fee Adjustment (i)		4,568		4,186
Taxes and Related Payables (j)		(209,436)		(187,730)

Distributable Earnings		1,764,838		1,410,805
Taxes and Related Payables (j)		209,436		187,730
Net Interest and Dividend Loss (k)		22,118		20,530

Total Segment Distributable Earnings		1,996,392		1,619,065
Realized Performance Revenues (l)		(780,494)		(460,023)
Realized Performance Compensation (m)		364,056		220,924
Realized Principal Investment Income (n)		(31,973)		(117,910)

Fee Related Earnings		$1,547,981		$1,262,056

Adjusted EBITDA Reconciliation
Distributable Earnings		$1,764,838		$1,410,805
Interest Expense (o)		130,058		117,950
Taxes and Related Payables (j)		209,436		187,730
Depreciation and Amortization (p)		26,138		22,226

Adjusted EBITDA		$2,130,470		$1,738,711

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

	$		$
	Three Months Ended March 31,
	2026		2025
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations		$283,452		$263,201
Segment Adjustment		(97)		—

Unrealized Performance Revenues		$283,355		$263,201

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	$		$
	Three Months Ended March 31,
	2026		2025
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)		$(385,002)		$158,713
Segment Adjustment		62,866		2,544

Unrealized Principal Investment Income (Loss)		$(322,136)		$161,257

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents the removal of certain Transaction-Related and Non-Recurring Items.

	$		$
	Three Months Ended March 31,
	2026		2025
	(Dollars in Thousands)
GAAP Other Revenue		$50,973		$(73,610)
Segment Adjustment		(45)		(25)

Other Revenues		$50,928		$(73,635)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.

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

	$		$
	Three Months Ended March 31,
	2026		2025
	(Dollars in Thousands)
Taxes		$178,757		$162,535
Related Payables		30,679		25,195

Taxes and Related Payables		$209,436		$187,730

(k)

This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	$		$
	Three Months Ended March 31,
	2026		2025
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue		$107,940		$97,420
Segment Adjustment		—		—

Interest and Dividend Revenue		107,940		97,420

GAAP Interest Expense		137,053		118,115
Segment Adjustment		(6,995)		(165)

Interest Expense		130,058		117,950

Net Interest and Dividend Loss		$(22,118)		$(20,530)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.
(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	$		$
	March 31,
	2026		2025
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds		$5,189,519		$4,589,194
Equity Method Investments
Partnership Investments		6,612,536		6,740,598
Accrued Performance Allocations		13,002,955		12,522,848
Corporate Treasury Investments		167,389		106,684
Other Investments		7,775,220		6,300,105

Total GAAP Investments		$32,747,619		$30,259,429

Accrued Performance Allocations - GAAP		$13,002,955		$12,522,848
Due from Affiliates - GAAP (a)		204,866		249,376
Less: Net Realized Performance Revenues (b)		(630,610)		(927,240)
Less: Accrued Performance Compensation - GAAP (c)		(5,577,711)		(5,446,352)

Net Accrued Performance Revenues		$6,999,500		$6,398,632

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.

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

Total Assets were $48.3 billion as of March 31, 2026, an increase of $618.0 million from December 31, 2025. The increase in Total Assets was primarily attributable to an increase of $593.6 million in total assets attributable to consolidated operating partnerships.

•

The increase in total assets attributable to consolidated operating partnerships was primarily attributable to an increase of $506.8 million in Investments. The increase in Investments was primarily attributable to appreciation in our Private Equity segment.

Total Liabilities were $26.9 billion as of March 31, 2026, an increase of $1.1 billion from December 31, 2025. The increase in Total Liabilities was primarily attributable to an increase of $1.1 billion in total liabilities attributable to consolidated operating partnerships.

•	The increase in total liabilities attributable to consolidated operating partnerships was primarily attributable to an increase of $870.8 million in Loans Payable.

○	The increase in Loans Payable was primarily attributable to a draw of our revolving credit facility (the “Revolving Credit Facility”) during the quarter ended March 31, 2026.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes and other borrowings, liquid investments we hold on our Condensed Consolidated Statement of Financial Condition and access to our $4.325 billion committed Revolving Credit Facility. As of March 31, 2026, Blackstone had $2.4 billion in Cash and Cash Equivalents, $167.4 million invested in Corporate Treasury Investments and $7.8 billion in Other Investments (which included $7.1 billion of liquid investments), against $13.3 billion in borrowings, which included our bond issuances and $900.0 million of outstanding borrowings under the Revolving Credit Facility. In May 2026, we drew an additional $700.0 million under the Revolving Credit Facility.

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

Capital Commitments

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of March 31, 2026 consisted of the following:

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP VII		$300,000		$18,970		$100,000		$6,323
BREP VIII		300,000		23,529		100,000		7,843
BREP IX		300,000		41,126		100,000		13,709
BREP X		300,000		166,645		100,000		55,548
BREP Europe III		100,000		2,493		35,000		831
BREP Europe IV		130,000		10,696		43,333		3,565
BREP Europe V		150,000		13,716		43,333		3,962
BREP Europe VI		130,000		38,501		43,333		12,834
BREP Europe VII		130,000		81,291		43,333		27,097
BREP Asia I		50,392		10,342		16,797		3,447
BREP Asia II		70,707		11,591		23,569		3,864
BREP Asia III		81,078		42,163		27,026		14,054
BREDS III		50,000		11,358		16,667		3,786
BREDS IV		50,000		15,613		49,113		15,336
BREDS V		50,000		36,896		48,070		35,471
BPP		251,085		28,518		—		—
Other (c)		53,677		30,848		—		—

Total Real Estate		2,496,939		584,296		789,574		207,670

Private Equity
BCP V		629,356		29,573		—		—
BCP VI		719,718		81,400		250,000		28,275
BCP VII		500,000		25,739		225,000		11,582
BCP VIII		500,000		97,347		225,000		43,806
BCP IX		500,000		419,015		225,000		188,557
BEP I		50,000		4,728		—		—
BEP II		80,000		10,498		26,667		3,499
BEP III		80,000		27,452		26,667		9,151
BETP IV		80,000		40,871		26,667		13,624
BCP Asia I		40,000		5,869		13,333		1,956
BCP Asia II		100,000		47,094		33,333		15,698
BCP Asia III		200,000		200,000		66,667		66,667

continued...

Capital Commitments continued

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Private Equity (continued)
Core Private Equity I		$117,747		$27,016		$18,992		$4,358
Core Private Equity II		160,000		91,052		32,640		18,575
Tactical Opportunities		552,456		218,448		184,152		72,816
Strategic Partners (Secondaries)		1,645,069		676,884		1,225,756		522,162
BIP		565,678		148,248		—		—
Life Sciences		239,856		169,049		37,353		22,164
Growth		170,221		94,251		56,404		31,396
Other (c)		90,209		21,115		—		—

Total Private Equity		7,020,310		2,435,649		2,673,631		1,054,286

Credit & Insurance
Mezzanine / Opportunistic II		120,000		29,059		110,101		26,661
Mezzanine / Opportunistic III		130,783		33,617		98,118		25,221
Mezzanine / Opportunistic IV		122,000		51,059		116,146		48,609
Mezzanine / Opportunistic V		130,000		130,000		43,333		43,333
Stressed / Distressed II		125,000		51,612		119,878		49,497
Stressed / Distressed III		151,000		20,422		146,432		19,804
European Senior Debt I		63,000		2,873		56,882		2,594
European Senior Debt II		93,038		32,439		90,915		31,744
European Senior Debt III		23,870		11,361		19,807		9,427
Energy I		80,000		36,700		75,445		34,611
Energy II		150,000		102,832		149,011		102,154
Energy III		127,000		108,093		120,493		102,555
Energy SMAs		52,829		25,401		4,944		3,266
Credit Alpha Fund		52,102		19,752		50,670		19,209
Credit Alpha Fund II		25,500		12,550		24,360		11,988
Direct Lending SMAs		98,413		59,121		45,027		25,431
European Senior Direct Lending Fund		31,663		25,101		10,554		8,367
Blackstone Asset Based Finance Partners LP		51,068		51,068		17,023		17,023
Other (c)		66,852		35,566		1,727		740

Total Credit & Insurance		1,694,118		838,626		1,300,866		582,234

continued...

Capital Commitments continued

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance III		$22,000		$24,263		$—		$—
Strategic Alliance IV		15,000		9,831		—		—
Dislocation		20,000		11,296		—		—
Other (c)		5,946		2,075		—		—

Total Multi-Asset Investing		62,946		47,465		—		—

Other
Treasury (d)		2,755,159		2,258,048		—		—

		$14,029,472		$6,164,084		$4,764,071		$1,844,190

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

Borrowings

As of March 31, 2026, Blackstone Holdings Finance Co. L.L.C. and Blackstone Reg Finance Co. L.L.C. (each an “Issuer” and together the “Issuers”), both indirect subsidiaries of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

		$12,414,010

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

(b)

The Registered 2030, 2034 and 2036 Notes’ Guarantors and Issuer, Blackstone Reg Finance Co. L.L.C. (collectively, the “Obligor Group”) do not have material assets, liabilities and results of operations, with the exception of certain amounts already disclosed in our condensed consolidated financial statements (specifically, goodwill, the majority of our deferred tax assets, the Tax Receivable Agreement liability and the Registered 2030, 2034 and 2036 Notes). Therefore, we have excluded the summarized financial information for the Obligor Group due to management’s belief that such summarized financial information would be repetitive and would not provide material information to investors. For additional information see Note 11. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “— Item 1. Financial Statements” of this filing.

Blackstone, through Blackstone Holdings Finance Co. L.L.C., has a $4.325 billion unsecured Revolving Credit Facility with Citibank, N.A., as administrative agent with a maturity date of October 16, 2030. As of March 31, 2026, Blackstone had $900.0 million of outstanding borrowings under the Revolving Credit Facility. In May 2026, we drew an additional $700.0 million under the Revolving Credit Facility. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.

For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and the Revolving Credit Facility see “—Contractual Obligations.”

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2026 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	$		$		$		$		$
Contractual Obligations	April 1, 2026 to December 31, 2026		2027-2028		2029-2030		Thereafter		Total
	(Dollars in Thousands)
Operating Lease Obligations (a)		$205,946		$392,070		$878,829		$1,641,061		$3,117,906
Purchase Obligations		122,571		154,246		6,928		—		283,745
Blackstone Operating Borrowings (b)		693,180		1,550,000		2,693,180		8,377,650		13,314,010
Interest on Blackstone Operating Borrowings (c)		532,563		1,029,706		938,573		3,223,941		5,724,783
Borrowings of Consolidated Blackstone Funds		—		—		94,495		—		94,495
Interest on Borrowings of Consolidated Blackstone Funds		4,893		12,486		2,222		—		19,601
Blackstone Funds Capital Commitments to Investee Funds (d)		787,868		—		—		—		787,868
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)		—		241,582		354,654		1,444,790		2,041,026
Unrecognized Tax Benefits, Including Interest and Penalties (f)		—		—		—		—		—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)		6,164,084		—		—		—		6,164,084

Consolidated Contractual Obligations		8,511,105		3,380,090		4,968,881		14,687,442		31,547,518
Borrowings of Consolidated Blackstone Funds		—		—		(94,495)		—		(94,495)
Interest on Borrowings of Consolidated Blackstone Funds		(4,893)		(12,486)		(2,222)		—		(19,601)
Blackstone Funds Capital Commitments to Investee Funds (d)		(787,868)		—		—		—		(787,868)

Blackstone Operating Entities Contractual Obligations		$7,718,344		$3,367,604		$4,872,164		$14,687,442		$30,645,554

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

(b)

Represents the principal amounts due on our senior notes. For our senior notes, we assume no pre-payments and the borrowings are held until their final maturity. As of March 31, 2026, we had $900.0 million of outstanding borrowings under our Revolving Credit Facility, which are presented as due in 2030, the contractual maturity date of the Revolving Credit Facility. In May 2026, we drew an additional $700.0 million under the Revolving Credit Facility.

(c)

Represents interest to be paid over the maturity of our senior notes. For our senior notes, we assume no pre-payments and the borrowings are held until their final maturity. These amounts include commitment fees for unutilized borrowings under the Revolving Credit Facility.

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

(f)

Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $300.8 million and interest of $119.8 million as of March 31, 2026; therefore, such amounts are not included in the above contractual obligations table.

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

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our condensed consolidated financial statements as of March 31, 2026.

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

During the three months ended March 31, 2026, Blackstone repurchased 0.2 million shares of common stock, pursuant to its repurchase program, at a total cost of $24.4 million. As of March 31, 2026, the amount remaining available for repurchases under the program was $1.7 billion.

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

The following graph shows fiscal quarterly and annual per common stockholder dividends for 2026 and 2025. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the first quarter of fiscal year 2026, we paid to stockholders of our common stock a dividend of $1.16 per share. With respect to fiscal year 2025, we paid stockholders aggregate dividends of $4.74 per share.

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

The following table presents information regarding financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Condensed Consolidated Statements of Financial Condition:

$
Repurchase Agreements
(Dollars in Millions)
Balance, March 31, 2026	$320.6
Balance, December 31, 2025	$289.2
Three Months Ended March 31, 2026
Average Daily Balance	$254.3
Maximum Daily Balance	$346.4

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

Revenue Recognition

For a description of our accounting policy on revenue recognition, see Note 2. “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements.” For an additional description of the nature of our revenue arrangements, including how management fees, Incentive Fees, and Performance Allocations are generated, please refer to “Part I. Item 1. Business — Fee Structure/Incentive Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion is intended to provide supplemental information about how the application of revenue recognition principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.

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

Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of March 31, 2026 as compared to December 31, 2025. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Part II. Other Information

Item 1. Legal Proceedings

We may from time to time be involved in litigation and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. See “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. We are not currently subject to any pending legal (including judicial, regulatory, administrative or arbitration) proceedings that we expect to have a material impact on our condensed consolidated financial statements. However, given the inherent unpredictability of these types of proceedings and the potentially large and/or indeterminate amounts that could be sought, an adverse outcome in certain matters could have a material effect on Blackstone’s financial results in any particular period. See “Part I. Item 1. Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 16. Commitments and Contingencies — Contingencies — Litigation.”

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 , as such factors may be updated from time to time in our subsequently filed reports, all of which are accessible on the United States Securities and Exchange Commission’s website at www.sec.gov.

See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report for a discussion of the conditions in the financial markets and economic conditions affecting our businesses. This discussion updates, and should be read together with, the risk factor entitled “Difficult market and geopolitical conditions can adversely affect our business in many ways, each of which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.” in our Annual Report on Form 10-K for the year ended December 31, 2025.

The risks described in our Annual Report on Form 10-K and in our subsequently filed periodic reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2026:

	$		$		$		$
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (a)
Jan. 1 - Jan. 31, 2026		—		$—		—		$1,689,675
Feb. 1 - Feb. 28, 2026		142,107		$126.81		142,107		$1,671,654
Mar. 1 - Mar. 31, 2026		57,893		$110.14		57,893		$1,665,277

		200,000				200,000

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

Date: May 8, 2026

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)