Form 10-Q
period 2026-06-30
Blackstone Inc.
filed 2026-08-07
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files
).
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
of the Exchange Act). Yes
☐
 No
☒
As of July 31, 2026, there were 750,625,114 shares of common stock of the registrant outstanding.

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

Part I. Financial Information
Item 1. Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	$		$
	June 30, 2026		December 31, 2025
Assets
Cash and Cash Equivalents		$2,507,073		$2,631,241
Cash Held by Blackstone Funds and Other		266,230		223,441
Investments		34,587,729		32,212,111
Accounts Receivable		692,055		291,758
Due from Affiliates		6,218,066		6,357,462
Intangible Assets, Net		113,288		131,359
Goodwill		1,890,202		1,890,202
Other Assets		996,506		1,157,719
Right-of-Use Assets		743,127		757,459
Deferred Tax Assets		1,877,944		2,056,223

Total Assets		$49,892,220		$47,708,975

Liabilities and Equity
Loans Payable		$13,194,730		$12,445,144
Due to Affiliates		3,484,356		3,224,432
Accrued Compensation and Benefits		6,844,156		6,411,389
Operating Lease Liabilities		832,586		861,021
Accounts Payable, Accrued Expenses and Other Liabilities		3,103,164		2,885,817

Total Liabilities		27,458,992		25,827,803

Commitments and Contingencies
Redeemable Non-Controlling Interests in Consolidated Entities		1,371,083		1,380,503

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (752,601,287 shares issued and outstanding as of June 30, 2026; 748,688,068 shares issued and outstanding as of December 31, 2025)		7		7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, 1 share issued and outstanding as of June 30, 2026 and December 31, 2025)		—		—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, 1 share issued and outstanding as of June 30, 2026 and December 31, 2025)		—		—
Additional Paid-in-Capital		9,051,771		8,479,886
Retained Earnings (Deficit)		(18,646)		191,641
Accumulated Other Comprehensive Loss		(18,589)		(6,008)

Total Stockholders’ Equity of Blackstone Inc.		9,014,543		8,665,526
Non-Controlling Interests in Consolidated Entities		7,104,291		7,224,211
Non-Controlling Interests in Blackstone Holdings		4,943,311		4,610,932

Total Equity		21,062,145		20,500,669

Total Liabilities and Equity		$49,892,220		$47,708,975

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

	$		$
	June 30, 2026		December 31, 2025
Assets
Cash Held by Blackstone Funds and Other		$266,230		$223,441
Investments		5,233,815		5,180,879
Accounts Receivable		2,277		16,388
Due from Affiliates		335,471		366,388
Other Assets		4,366		14,705

Total Assets		$5,842,159		$5,801,801

Liabilities
Loans Payable		$123,896		$126,421
Due to Affiliates		148,854		181,587
Accounts Payable, Accrued Expenses and Other Liabilities		66,181		58,996

Total Liabilities		$338,931		$367,004

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenues
Management and Advisory Fees, Net		$2,266,006		$2,035,495		$4,414,626		$3,939,812

Incentive Fees		159,080		195,414		324,499		387,239

Investment Income
Performance Allocations
Realized		1,365,175		829,820		2,468,348		1,391,870
Unrealized		587,140		313,283		870,592		576,484
Principal Investments
Realized		105,585		97,171		248,605		282,713
Unrealized		414,821		365,391		29,819		524,104

Total Investment Income		2,472,721		1,605,665		3,617,364		2,775,171

Interest and Dividend Revenue		134,224		100,389		242,164		197,809
Other		11,947		(225,063)		62,920		(298,673)

Total Revenues		5,043,978		3,711,900		8,661,573		7,001,358

Expenses
Compensation and Benefits
Compensation		963,026		870,358		2,129,923		1,899,720
Incentive Fee Compensation		49,716		67,363		104,084		124,392
Performance Allocations Compensation
Realized		565,264		331,191		998,713		573,081
Unrealized		236,129		152,618		325,830		256,177

Total Compensation and Benefits		1,814,135		1,421,530		3,558,550		2,853,370
General, Administrative and Other		409,110		360,817		781,931		693,190
Interest Expense		145,023		135,822		282,076		253,937
Fund Expenses		7,344		14,434		15,348		26,538

Total Expenses		2,375,612		1,932,603		4,637,905		3,827,035

Other Income
Net Gains from Fund Investment Activities		140,086		136,330		239,841		193,905

Total Other Income		140,086		136,330		239,841		193,905

Income Before Provision for Taxes		2,808,452		1,915,627		4,263,509		3,368,228
Provision for Taxes		452,386		289,494		649,536		533,321

Net Income		2,356,066		1,626,133		3,613,973		2,834,907
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		5,154		18,209		26,164		26,109
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		175,649		240,836		293,016		341,383
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		946,074		602,844		1,415,875		1,088,319

Net Income Attributable to Blackstone Inc.		$1,229,189		$764,244		$1,878,918		$1,379,096

Net Income Per Share of Common Stock
Basic		$1.54		$0.98		$2.37		$1.77

Diluted		$1.54		$0.98		$2.37		$1.77

Weighted-Average Shares of Common Stock Outstanding
Basic		799,882,459		782,386,121		792,647,549		777,120,501

Diluted		799,897,435		782,401,237		793,137,073		777,447,168

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	$		$		$		$
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2026		2025		2026		2025
Net Income		$2,356,066		$1,626,133		$3,613,973		$2,834,907
Other Comprehensive Income (Loss) – Currency Translation Adjustment		(8,841)		165,056		(50,941)		241,527

Comprehensive Income		2,347,225		1,791,189		3,563,032		3,076,434

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		1,334		128,584		(2,363)		191,638
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities		175,649		240,836		293,016		341,383
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings		943,872		627,443		1,406,042		1,122,936

Comprehensive Income Attributable to Non-Controlling Interests		1,120,855		996,863		1,696,695		1,655,957

Comprehensive Income Attributable to Blackstone Inc.		$1,226,370		$794,326		$1,866,337		$1,420,477

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)
	$	$		$		$		$		$		$		$		$		$

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at March 31, 2026	751,535,403		$7		$8,710,266		$(323,733)		$(15,770)		$8,370,770		$7,226,994		$4,418,528		$20,016,292		$1,400,419
Transfer Out Due to Deconsolidation of Fund Entities	—		—		—		—		—		—		(120,688)		—		(120,688)		—
Net Income	—		—		—		1,229,189		—		1,229,189		175,649		946,074		2,350,912		5,154
Currency Translation Adjustment	—		—		—		—		(2,819)		(2,819)		—		(2,202)		(5,021)		(3,820)
Capital Contributions	—		—		—		—		—		—		275,306		4,427		279,733		16,019
Capital Distributions	—		—		—		(924,102)		—		(924,102)		(436,510)		(609,229)		(1,969,841)		(46,689)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		250		—		—		250		(16,460)		—		(16,210)		—
Deferred Tax Effects on Equity Transactions	—		—		1,834		—		—		1,834		—		—		1,834		—
Equity-Based Compensation	—		—		356,197		—		—		356,197		—		211,148		567,345		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	473,061		—		(18,192)		—		—		(18,192)		—		—		(18,192)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(200,000)		—		(24,019)		—		—		(24,019)		—		—		(24,019)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		16,807		—		—		16,807		—		(16,807)		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	792,823		—		8,628		—		—		8,628		—		(8,628)		—		—

Balance at June 30, 2026	752,601,287		$7		$9,051,771		$(18,646)		$(18,589)		$9,014,543		$7,104,291		$4,943,311		$21,062,145		$1,371,083

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)
	$	$		$		$		$		$		$		$		$		$

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock		Additional Paid-in- Capital		Retained Earnings (Deficit)		Accumulated Other Compre- hensive Income (Loss)		Total Stockholders’ Equity		Non- Controlling Interests in Consolidated Entities		Non- Controlling Interests in Blackstone Holdings		Total Equity		Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2025	748,688,068		$7		$8,479,886		$191,641		$(6,008)		$8,665,526		$7,224,211		$4,610,932		$20,500,669		$1,380,503
Transfer In Due to Consolidation of Fund Entities	—		—		—		—		—		—		120,495		—		120,495		—
Transfer Out Due to Deconsolidation of Fund Entities	—		—		—		—		—		—		(433,923)		—		(433,923)		—
Net Income	—		—		—		1,878,918		—		1,878,918		293,016		1,415,875		3,587,809		26,164
Currency Translation Adjustment	—		—		—		—		(12,581)		(12,581)		—		(9,833)		(22,414)		(28,527)
Capital Contributions	—		—		—		—		—		—		689,967		8,994		698,961		85,648
Capital Distributions	—		—		—		(2,089,205)		—		(2,089,205)		(746,862)		(1,366,621)		(4,202,688)		(92,705)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—		—		250		—		—		250		(42,613)		—		(42,363)		—
Deferred Tax Effects on Equity Transactions	—		—		16,810		—		—		16,810		—		—		16,810		—
Equity-Based Compensation	—		—		594,675		—		—		594,675		—		352,672		947,347		—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	2,657,770		—		(60,141)		—		—		(60,141)		—		—		(60,141)		—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(400,000)		—		(48,417)		—		—		(48,417)		—		—		(48,417)		—
Change in Blackstone Inc.’s Ownership Interest	—		—		50,301		—		—		50,301		—		(50,301)		—		—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,655,449		—		18,407		—		—		18,407		—		(18,407)		—		—

Balance at June 30, 2026	752,601,287		$7		$9,051,771		$(18,646)		$(18,589)		$9,014,543		$7,104,291		$4,943,311		$21,062,145		$1,371,083

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.
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

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	$		$
	Six Months Ended June 30,
	2026		2025
Operating Activities
Net Income		$3,613,973		$2,834,907
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Net Realized Gains on Investments		(2,937,722)		(1,905,804)
Changes in Unrealized Gains on Investments		(207,451)		(632,886)
Non-Cash Performance Allocations		(870,592)		(576,484)
Non-Cash Performance Allocations and Incentive Fee Compensation		1,428,628		953,235
Equity-Based Compensation Expense		915,468		783,445
Amortization of Intangibles		18,072		17,949
Other Non-Cash Amounts Included in Net Income		(263,024)		136,035
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities		830		—
Cash Relinquished with Deconsolidation of Fund Entities		(12,946)		(65,803)
Accounts Receivable		(402,662)		(117,317)
Due from Affiliates		476,083		241,640
Other Assets		194,767		118,683
Accrued Compensation and Benefits		(953,907)		(705,817)
Accounts Payable, Accrued Expenses and Other Liabilities		166,094		(23,200)
Due to Affiliates		10,999		(150,153)
Investments Purchased		(1,417,701)		(2,351,387)
Cash Proceeds from Sale of Investments		3,173,541		3,440,678

Net Cash Provided by Operating Activities		2,932,450		1,997,721

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements		(65,372)		(69,424)

Net Cash Used in Investing Activities		(65,372)		(69,424)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities		(839,320)		(481,852)
Contributions from Non-Controlling Interest Holders in Consolidated Entities		733,252		1,845,102
Payments Under Tax Receivable Agreement		(63,820)		(43,954)
Net Settlement of Vested Common Stock and Repurchase of Common Stock		(108,558)		(135,363)
Proceeds from Loans Payable		1,637,859		1,024,556
continued…
See notes to condensed consolidated financial statements.

1
3

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	$		$
	Six Months Ended June 30,
	2026		2025
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable		$(851,318)		$(706,362)
Dividends/Distributions to Stockholders and Unitholders		(3,446,832)		(3,074,008)

Net Cash Used in Financing Activities		(2,938,737)		(1,571,881)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other		(9,720)		16,841

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)		(81,379)		373,257
Beginning of Period		2,854,682		2,176,192

End of Period		$2,773,303		$2,549,449

Supplemental Disclosure of Cash Flows Information
Payments for Interest		$261,314		$248,437

Payments for Income Taxes		$141,294		$296,994

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders		$8,994		$8,299

Non-Cash Distributions to Non-Controlling Interest Holders		$(9,241)		$(9,551)

Transfer of Interests to Non-Controlling Interest Holders		$(42,613)		$1,626

Net Settlement of Vested Common Stock		$601,407		$580,665

Deferred Tax Asset Increase from Equity Transactions		$77,800		$255,309

Due to Affiliates Increase Related to the Impact of Conversions on Tax Receivable Agreements		$56,796		$199,908

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	$		$
	June 30, 2026		December 31, 2025
Cash and Cash Equivalents		$2,507,073		$2,631,241
Cash Held by Blackstone Funds and Other		266,230		223,441

		$2,773,303		$2,854,682

See notes to condensed consolidated financial statements.

1
4

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

1
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
Transaction, advisory and other fees includes fees charged to the investors of funds indirectly through the managed funds and portfolio companies and capital markets advisory revenues. Investment advisory agreements may require that the investment adviser reduce the amount of management fees payable by the investors to Blackstone (“management fee reductions”) by an amount equal to a portion of the transaction and other fees paid to Blackstone. The amount of the reduction varies by fund, the type of fee paid and the previously incurred expenses of the fund. These fees and associated management fee reductions are a component of the transaction price for Blackstone’s performance obligation to provide investment management services to the investors of funds and are recognized as changes to the transaction price in the period in which they are charged and the services are performed. Capital markets advisory revenues include fees earned in connection with advisory and capital markets services such as, underwriting, issuance, placement and syndication of debt and equity instruments, and are generally not subject to corresponding management fee reductions.
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
Credit-Focused Investments
– For credit-focused investments that are not publicly traded or whose market prices are not readily available, Blackstone may utilize other valuation techniques, including the discounted cash flow method or a market approach. The discounted cash flow method projects the expected cash flows of the debt instrument based on contractual terms, and discounts such cash flows back to the valuation date using a market-based yield. The market-based yield is generally estimated using yields of publicly traded debt instruments issued by companies operating in similar industries as the subject investment or based on changes in credit spreads of a broader benchmark index applicable to a subject investment.
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
Blackstone Funds and the Portfolio Companies to be affiliates.
Dividends
Dividends are reflected in the condensed consolidated financial statements when declared.

3.	Intangible Assets
Intangible Assets, Net consists of the following:

	$		$
	June 30, 2026		December 31, 2025
Finite-Lived Intangible Assets/Contractual Rights		$1,749,626		$1,749,626
Accumulated Amortization		(1,636,338)		(1,618,267)

Intangible Assets, Net		$113,288		$131,359

Amortization expense associated with Blackstone’s intangible assets was $9.0 million and $18.1 million for the three and six months ended June 30, 2026, respectively, and $9.0 million and $17.9 million for the three and six months ended June 30, 2025, respectively.
Amortization of Intangible Assets held at June 30, 2026 is expected to be $36.1 million, $35.1 million, $18.2 million, $17.0 million and $14.0 million for the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively. Blackstone’s Intangible Assets as of June 30, 2026 are expected to amortize over a weighted-average period of 4.1 years.

4.	Investments
Investments consist of the following:

	$		$
	June 30, 2026		December 31, 2025
Investments of Consolidated Blackstone Funds		$5,233,815		$5,180,879
Equity Method Investments
Partnership Investments		6,535,521		6,546,190
Accrued Performance Allocations		13,906,754		12,980,356
Corporate Treasury Investments		401,465		359,657
Other Investments		8,510,174		7,145,029

		$34,587,729		$32,212,111

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $457.1 million and $472.7 million at June 30, 2026 and December 31, 2025, respectively.
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Realized Gains		$28,341		$22,908		$53,504		$47,598
Net Change in Unrealized Gains		105,467		86,053		174,845		112,584

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds		133,808		108,961		228,349		160,182
Interest and Dividend Revenue, Foreign Exchange Gains and Other Gains Attributable to Consolidated Blackstone Funds		6,278		27,369		11,492		33,723

Other Income – Net Gains from Fund Investment Activities		$140,086		$136,330		$239,841		$193,905

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata
investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the six months ended June 30, 2026 and 2025, no individual equity method investment held by Blackstone met the significance criteria.
Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $122.9 million and $279.4 million for the three months ended June 30, 2026 and 2025, respectively. Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $225.4 million and $420.0 million for the six months ended June 30, 2026 and 2025, respectively.

2
8

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	$		$		$		$		$
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
Accrued Performance Allocations, December 31, 2025		$1,762,496		$10,389,351		$640,587		$187,922		$12,980,356
Performance Allocations as a Result of Changes in Fund Fair Values		842,925		2,414,695		50,954		287,167		3,595,741
Foreign Exchange Loss		(2,127)		—		—		—		(2,127)
Fund Distributions		(687,692)		(1,622,832)		(224,206)		(132,486)		(2,667,216)

Accrued Performance Allocations, June 30, 2026		$1,915,602		$11,181,214		$467,335		$342,603		$13,906,754

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents
Blackstone’s
investments into primarily fixed income securities, mutual fund interests, and other fund interests
. These strategies are managed by a combination of Blackstone personnel and third-party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Realized Gains (Losses)		$(47)		$171		$1,232		$(8,185)
Net Change in Unrealized Gains (Losses)		17,975		11,497		(816)		14,546

		$17,928		$11,668		$416		$6,361

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity
securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity investments without a readily determinable fair
value had a carrying value of $517.2 million as of June 30, 2026. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 7. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Realized Gains (Losses)		$(8,275)		$8,622		$(4,495)		$121,270
Net Change in Unrealized Gains		385,185		215,750		70,256		388,182

		$376,910		$224,372		$65,761		$509,452

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

	$		$		$		$		$		$		$		$
	June 30, 2026								December 31, 2025
	Assets				Liabilities				Assets				Liabilities
	Notional		Fair Value		Notional		Fair Value		Notional		Fair Value		Notional		Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts		$612,050		$129,193		$666,331		$98,081		$613,740		$123,747		$601,000		$97,283
Foreign Currency Contracts		567,468		10,158		476,754		8,535		443,001		7,446		1,030,702		17,310
Credit Default Swaps		—		—		640		21		—		—		640		19
Total Return Swaps		81,490		8,872		—		—		23,532		3,364		—		—
Equity Options		—		—		1,521,822		1,152,061		—		—		1,462,632		1,124,147

		1,261,008		148,223		2,665,547		1,258,698		1,080,273		134,557		3,094,974		1,238,759

Investments of Consolidated Blackstone Funds
Interest Rate Contracts		858,527		10,028		858,527		10,028		880,390		12,780		880,390		12,780
Foreign Currency Contracts		—		—		5,835		26		—		—		—		—

		858,527		10,028		864,362		10,054		880,390		12,780		880,390		12,780

		$2,119,535		$158,251		$3,529,909		$1,268,752		$1,960,663		$147,337		$3,975,364		$1,251,539

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Freestanding Derivatives
Realized Gains (Losses)
Foreign Currency Contracts		$5,018		$11,776		$(9,617)		$(116)
Credit Default Swaps		1		5		1		5
Total Return Swaps		774		7,698		1,954		8,474

		5,793		19,479		(7,662)		8,363

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts		(5,106)		(45,360)		8,295		(37,974)
Foreign Currency Contracts		(10,139)		(23,103)		11,478		(6,376)
Credit Default Swaps		(2)		(11)		(2)		(17)
Total Return Swaps		1,685		(4,270)		3,536		(542)
Equity Options		(2,806)		(52,469)		(27,914)		(140,549)

		(16,368)		(125,213)		(4,607)		(185,458)

		$(10,575)		$(105,734)		$(12,269)		$(177,095)

As of June 30, 2026 and December 31, 2025, Blackstone
had
not designated any derivatives as fair value, cash flow or net investment hedges.

6.	Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	$		$
	June 30, 2026		December 31, 2025
Assets
Loans and Receivables		$394,761		$205,158
Equity and Preferred Securities		6,471,882		4,880,907
Debt Securities		3,382		7,553

		$6,870,025		$5,093,618

Liabilities
Corporate Treasury Commitments		1,599		181

		$1,599		$181

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	$		$		$		$
	Three Months Ended June 30,
	2026				2025
	Realized Gains		Net Change in Unrealized Gains (Losses)		Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables		$592		$(1,813)		$(273)		$245
Equity and Preferred Securities		300		87,090		303		(7,412)
Debt Securities		—		(236)		—		(2,808)

		$892		$85,041		$30		$(9,975)

Liabilities
Corporate Treasury Commitments		—		439		—		512

		$—		$439		$—		$512

	$		$		$		$
	Six Months Ended June 30,
	2026				2025
	Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)		Realized Gains (Losses)		Net Change in Unrealized Gains
Assets
Loans and Receivables		$560		$(2,966)		$(929)		$221
Equity and Preferred Securities		1,627		110,052		(7,761)		17,700
Debt Securities		(11,226)		8,319		642		(3,822)
Assets of Consolidated CLO Vehicles
Corporate Loans		—		—		(1,712)		1,038

		$(9,039)		$115,405		$(9,760)		$15,137

Liabilities
CLO Notes Payable		$—		$—		$—		$859
Corporate Treasury Commitments		—		(1,418)		—		76

		$—		$(1,418)		$—		$935

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents information for those financial instruments for which the fair value option was elected:

	$		$		$		$		$		$
	June 30, 2026						December 31, 2025
			For Financial Assets Past Due (a)						For Financial Assets Past Due (a)
	Excess (Deficiency) of Fair Value Over Principal		Fair Value		Excess (Deficiency) of Fair Value Over Principal		Excess (Deficiency) of Fair Value Over Principal		Fair Value		Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables		$679		$—		$—		$5,490		$—		$—
Debt Securities		(38,231)		—		—		(48,690)		—		—

		$(37,552)		$—		$—		$(43,200)		$—		$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due .
As of June 30, 2026 and December 31, 2025, no Loans and Receivables for which the fair value option was elected were past
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

	$		$		$		$		$
	June 30, 2026
	Level I		Level II		Level III		NAV (a)		Total
Assets
Cash and Cash Equivalents		$280,120		$—		$—		$—		$280,120

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)		2,916		192,078		3,962,213		1,020,481		5,177,688
Debt Instruments		—		22,871		23,228		—		46,099
Freestanding Derivatives		—		10,028		—		—		10,028

Total Investments of Consolidated Blackstone Funds		2,916		224,977		3,985,441		1,020,481		5,233,815
Corporate Treasury Investments		270,455		34,750		37,141		59,119		401,465
Other Investments		1,992,894		5,838,664		204,844		24,281		8,060,683

Total Investments		2,266,265		6,098,391		4,227,426		1,103,881		13,695,963

Accounts Receivable - Loans and Receivables		—		—		394,761		—		394,761

Other Assets - Freestanding Derivatives		—		139,351		8,872		—		148,223

		$2,546,385		$6,237,742		$4,631,059		$1,103,881		$14,519,067

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives		$—		$10,054		$—		$—		$10,054
Freestanding Derivatives		—		106,637		1,152,061		—		1,258,698
Contingent Consideration		—		—		152		—		152
Corporate Treasury Commitments		—		—		1,599		—		1,599
Securities Sold, Not Yet Purchased		1,953		—		—		—		1,953

Total Accounts Payable, Accrued Expenses and Other Liabilities		1,953		116,691		1,153,812		—		1,272,456

		$1,953		$116,691		$1,153,812		$—		$1,272,456

3
4

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$
	December 31, 2025
	Level I		Level II		Level III		NAV		Total
Assets
Cash and Cash Equivalents		$182,131		$—		$—		$—		$182,131

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)		7,616		197,396		4,103,478		819,419		5,127,909
Debt Instruments		—		19,578		20,612		—		40,190
Freestanding Derivatives		—		12,780		—		—		12,780

Total Investments of Consolidated Blackstone Funds		7,616		229,754		4,124,090		819,419		5,180,879
Corporate Treasury Investments		74,930		42,675		181,052		61,000		359,657
Other Investments		2,207,914		4,313,592		198,393		15,808		6,735,707

Total Investments		2,290,460		4,586,021		4,503,535		896,227		12,276,243

Accounts Receivable - Loans and Receivables		—		—		205,158		—		205,158

Other Assets - Freestanding Derivatives		—		131,193		3,364		—		134,557

		$2,472,591		$4,717,214		$4,712,057		$896,227		$12,798,089

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives		—		12,780		—		—		12,780
Freestanding Derivatives		—		114,612		1,124,147		—		1,238,759
Contingent Consideration		—		—		416		—		416
Corporate Treasury Commitments		—		—		181		—		181
Securities Sold, Not Yet Purchased		1,978		—		—		—		1,978

Total Accounts Payable, Accrued Expenses and Other Liabilities		1,978		127,392		1,124,744		—		1,254,114

		$1,978		$127,392		$1,124,744		$—		$1,254,114

LLC Limited Liability Company.
(a)	A summary of the investments where the fair value is not readily determinable and NAV is used as a practical expedient as of June 30, 2026 is presented by strategy type below:

3
5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
Strategy	Fair Value		Unfunded Commitments		Redemption Frequency (if currently eligible)		Redemption Notice Period
Equity		$118,359		$12,362		(1)		(1)
Real Estate		24,222		—		(2)		(2)
Infrastructure		954,187		70,066		(3)		(3)
Other		7,113		—		(4)		(4)

		$1,103,881		$82,428

(1)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 61% of fair value of the investments in this category are redeemable as of the reporting date. Investments representing 39% of fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

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
Equity Securities Subject to Sale Restrictions
Within Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of $704.0 million as of June 30, 2026. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include certain phased restrictions on (a) sale or transfer, (b) underwriter lock-ups
and (c) sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is 1 year.
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Level III Quantitative Inputs and Assumptions
The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of June 30, 2026. Consistent with presentation in these notes to condensed consolidated financial statements, this table presents the Level III investments only of consolidated Blackstone funds and therefore does not reflect any other Blackstone funds.

	$		$		$		$		$		$
	Fair Value		Valuation Techniques		Unobservable Inputs		Ranges		Weighted- Average (a)		Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests		$3,962,213		Discounted Cash Flows		Discount Rate		4.4% - 41.2%		10.2%		Lower
						Exit Multiple - EBITDA		5.8x - 30.0x		15.5x		Higher
						Exit Capitalization Rate		3.1% - 15.6%		5.2%		Lower
Debt Instruments		23,228		Discounted Cash Flows		Discount Rate		6.0% - 20.2%		14.1%		Lower
				Other		N/A

Total Investments of Consolidated Blackstone Funds		3,985,441
Corporate Treasury Investments		37,141		Discounted Cash Flows		Discount Rate		8.8%		8.8%		Lower
				Third-Party Pricing		N/A
Loans and Receivables		394,761		Discounted Cash Flows		Discount Rate		7.7% - 19.7%		8.9%		Lower
				Transaction Price		N/A
Other Investments (b)		213,716		Discounted Cash Flows		Discount Rate		7.2% - 7.9%		7.5%		Lower
				Transaction Price		N/A

		$4,631,059

Financial Liabilities
Freestanding Derivatives (c)		$1,152,061		Option Pricing Model		Volatility		5.6% - 5.7%		5.6%		Higher
Other Liabilities (d)		1,751		Third-Party Pricing		N/A
				Other		N/A

		$1,153,812

3
7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2025:

	$		$		$		$		$		$
	Fair Value		Valuation Techniques		Unobservable Inputs		Ranges		Weighted- Average (a)		Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests		$4,103,478		Discounted Cash Flows		Discount Rate		4.3% - 41.1%		10.2%		Lower
						Exit Multiple - EBITDA		5.0x - 30.6x		16.6x		Higher
						Exit Capitalization Rate		3.1% - 15.3%		5.1%		Lower
Debt Instruments		20,612		Discounted Cash Flows		Discount Rate		6.1% - 20.0%		12.2%		Lower

Total Investments of Consolidated Blackstone Funds		4,124,090
Corporate Treasury Investments		181,052		Discounted Cash Flows		Discount Rate		8.7% - 11.1%		9.9%		Lower
				Third-Party Pricing		n/a
Loans and Receivables		205,158		Discounted Cash Flows		Discount Rate		7.4% - 18.3%		8.3%		Lower
				Other		n/a
Other Investments (b)		201,757		Discounted Cash Flows		Discount Rate		7.2% - 7.9%		7.5%		Lower
				Transaction Price		n/a

		$4,712,057

Financial Liabilities
Freestanding Derivatives (c)		$1,124,147		Option Pricing Model		Volatility		5.7% - 5.8%		5.7%		Higher
Other Liabilities (d)		597		Third-Party Pricing		n/a
				Other		n/a

		$1,124,744

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of June 30, 2026 and December 31, 2025, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entities or an appropriate proxy is used to project the expected returns relevant for the fair value of the derivatives.
(d)	As of June 30, 2026 and December 31, 2025, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.

3
8

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the six months ended June 30, 2026, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
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

	Level III Financial Assets at Fair Value Three Months Ended June 30,

	2026				2025
	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total	Investments of Consolidated Funds	Loans and Receivables	Other Investments (a)	Total
Balance, Beginning of Period	$3,908,184	$425,981	$582,207	$4,916,372	$4,252,373	$115,055	$145,231	$4,512,659
Transfer Into Level III (b)	2,618	—	—	2,618	84	—	—	84
Transfer Out of Level III (b)	(37,081)	—	(408,745)	(445,826)	(281)	—	—	(281)
Purchases	99,544	377,990	4,574	482,108	415,915	396,922	184,242	997,079
Sales	(53,299)	(407,062)	(10,422)	(470,783)	(135,862)	(245,034)	(62,956)	(443,852)
Issuances	—	—	—	—	—	765	—	765
Settlements (c)	—	(13,478)	1,141	(12,337)	—	(3,685)	(11,430)	(15,115)
Changes in Gains (Losses) Included in Earnings	65,475	11,330	(7,333)	69,472	219,368	4,000	14,432	237,800

Balance, End of Period	$3,985,441	$394,761	$161,422	$4,541,624	$4,751,597	$268,023	$269,519	$5,289,139

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date	$80,080	$(1,977)	$(7,618)	$70,485	$92,144	$(629)	$7,763	$99,278

3
9

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$		$		$		$
	Level III Financial Assets at Fair Value Six Months Ended June 30,
	2026								2025
	Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total		Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total
Balance, Beginning of Period		$4,124,090		$205,158		$310,196		$4,639,444		$3,173,442		$100,866		$624,412		$3,898,720
Transfer In Due to Consolidation and Acquisition		—		—		—		—		—		—		—		—
Transfer Out Due to Deconsolidation		(317,078)		—		—		(317,078)		(155,572)		—		—		(155,572)
Transfer Into Level III (b)		3,387		—		—		3,387		1,446		—		—		1,446
Transfer Out of Level III (b)		(39,049)		—		(419,485)		(458,534)		(2,039)		—		—		(2,039)
Purchases		340,256		760,523		415,296		1,516,075		1,622,810		479,236		198,275		2,300,321
Sales		(182,150)		(566,825)		(126,714)		(875,689)		(244,417)		(312,379)		(566,432)		(1,123,228)
Issuances		—		—		—		—		—		3,823		—		3,823
Settlements (c)		—		(19,492)		18		(19,474)		—		(11,398)		(11,597)		(22,995)
Changes in Gains (Losses) Included in Earnings		55,985		15,397		(17,889)		53,493		355,927		7,875		24,861		388,663

Balance, End of Period		$3,985,441		$394,761		$161,422		$4,541,624		$4,751,597		$268,023		$269,519		$5,289,139

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date		$81,832		$(3,238)		$(19,865)		$58,729		$161,815		$(415)		$13,220		$174,620

	$		$		$		$		$		$
	Level III Financial Liabilities at Fair Value Three Months Ended June 30,
	2026						2025
	Freestanding Derivatives		Other Liabilities		Total		Freestanding Derivatives		Other Liabilities		Total
Balance, Beginning of Period		$1,149,255		$2,454		$1,151,709		$1,026,297		$1,308		$1,027,605
Changes in Losses (Gains) Included in Earnings		2,806		(703)		2,103		52,469		(512)		51,957

Balance, End of Period		$1,152,061		$1,751		$1,153,812		$1,078,766		$796		$1,079,562

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date		$2,806		$(703)		$2,103		$52,469		$(512)		$51,957

	$		$		$		$		$		$
	Level III Financial Liabilities at Fair Value Six Months Ended June 30,
	2026						2025
	Freestanding Derivatives		Other Liabilities		Total		Freestanding Derivatives		Other Liabilities		Total
Balance, Beginning of Period		$1,124,147		$597		$1,124,744		$938,216		$872		$939,088
Changes in Losses (Gains) Included in Earnings		27,914		1,154		29,068		140,550		(76)		140,474

Balance, End of Period		$1,152,061		$1,751		$1,153,812		$1,078,766		$796		$1,079,562

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date		$27,914		$1,154		$29,068		$140,550		$(76)		$140,474

(a)	Represents freestanding derivatives, corporate treasury investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

8.	Variable Interest Entities
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
non-consolidated
VIEs and any clawback obligation relating to previously distributed Performance Allocations. Blackstone’s maximum exposure to loss relating to non-consolidated
VIEs was as follows:

	$		$
	June 30, 2026		December 31, 2025
Investments		$6,565,230		$5,118,786
Due from Affiliates		220,883		344,342
Potential Clawback Obligation		42,255		42,291

Maximum Exposure to Loss		$6,828,368		$5,505,419

Amounts Due to Non-Consolidated VIEs		$838		$623

9.	Repurchase Agreements
As of June 30, 2026 and December 31, 2025, Blackstone had pledged securities with a carrying value of $338.5 million and $289.2 million, respectively.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged as of June 30, 2026 and December 31, 2025.

	$		$		$		$		$
	June 30, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days		30 - 90 Days		Greater than 90 Days		Total

Repurchase Agreements
Loans		$—		$233,372		$76,230		$28,920		$338,522

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”										$338,522

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”										$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$
	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days		30 - 90 Days		Greater than 90 Days		Total

Repurchase Agreements
Loans		$—		$103,835		$176,196		$9,187		$289,218

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”										$289,218

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”										$—

10.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026

	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
		Financial Instruments (a)	Cash Collateral Received	Net Amount
Assets
Freestanding Derivatives	$158,251	$106,633	$33,069	$18,549

	$		$		$		$
	June 30, 2026
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Pledged		Net Amount
Liabilities
Freestanding Derivatives		$116,691		$108,876		$21		$7,794
Repurchase Agreements		338,522		338,522		—		—

		$455,213		$447,398		$21		$7,794

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

Freestanding Derivative liabilities and repurchase agreements are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	$		$
	June 30, 2026		December 31, 2025
Furniture, Equipment and Leasehold Improvements		$1,006,469		$952,583
Less: Accumulated Depreciation		(469,392)		(431,394)

Furniture, Equipment and Leasehold Improvements, Net		537,077		521,189
Prepaid Expenses		238,968		315,338
Freestanding Derivatives		148,223		134,557
Other		72,238		186,635

		$996,506		$1,157,719

4
3

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of June 30, 2026, the aggregate cash balance on deposit relating to the cash pooling arrangements was $1.1 billion, which was offset and reported net of the accompanying overdraft of $1.1 billion.

11.	Borrowings
The following table presents each of Blackstone’s borrowings as of June 30, 2026 and December 31, 2025, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone Holdings Finance Co. L.L.C. or Blackstone Reg Finance Co. L.L.C., as applicable, both indirect subsidiaries of Blackstone. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis.

4
4

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	June 30, 2026				December 31, 2025
Description	Carrying Value		Fair Value		Carrying Value		Fair Value
Blackstone Operating Borrowings
Revolving Credit Facility (a)		$800,000		$800,000		$—		$—
Senior Notes (b)
1.000%, Due 10/5/2026		692,091		682,161		711,022		696,585
3.150%, Due 10/2/2027		299,470		294,735		299,264		295,941
5.900%, Due 11/3/2027		598,275		610,080		597,667		619,068
1.625%, Due 8/5/2028		647,858		611,819		647,359		610,688
1.500%, Due 4/10/2029		693,792		656,955		713,034		673,772
2.500%, Due 1/10/2030		496,111		463,860		495,590		467,930
4.300%, Due 11/3/2030		594,979		588,990		594,461		600,162
1.600%, Due 3/30/2031		497,623		432,445		497,384		435,810
2.000%, Due 1/30/2032		792,398		686,624		791,761		689,088
2.550%, Due 3/30/2032		496,884		438,985		496,635		444,025
6.200%, Due 4/22/2033		893,636		950,058		893,266		975,870
3.500%, Due 6/1/2034		543,998		564,190		559,079		582,161
5.000%, Due 12/6/2034		741,931		737,468		741,552		757,718
4.950%, Due 2/15/2036		594,794		581,526		594,586		596,592
6.250%, Due 8/15/2042		240,243		254,955		240,076		264,443
5.000%, Due 6/15/2044		490,717		450,695		490,561		466,615
4.450%, Due 7/15/2045		345,077		290,367		344,996		302,855
4.000%, Due 10/2/2047		291,725		231,030		291,605		236,016
3.500%, Due 9/10/2049		392,905		279,476		392,808		286,888
2.800%, Due 9/30/2050		394,484		241,292		394,405		246,808
2.850%, Due 8/5/2051		543,728		334,400		543,643		345,164
3.200%, Due 1/30/2052		988,115		652,298		987,969		670,740

		13,070,834		11,834,409		12,318,723		11,264,939

Borrowings of Consolidated
Blackstone Funds
Blackstone Fund Facilities (c)		123,896		126,623		126,421		129,767

		123,896		126,623		126,421		129,767

		$13,194,730		$11,961,032		$12,445,144		$11,394,706

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
The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning
assets under management, each tested quarterly. As of June 30, 2026 and December 31, 2025, Blackstone had outstanding but undrawn letters of credit against the Revolving Credit Facility of $39.3 million. The amount Blackstone can draw from the Credit Facility is reduced by the undrawn letters of credit.

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

Scheduled principal payments for borrowings as of June 30, 2026 were as follows:

	$		$		$
	Blackstone Operating Borrowings		Borrowings of Consolidated Blackstone Funds		Total Borrowings
2026		$685,320		$—		$685,320
2027		900,000		—		900,000
2028		650,000		—		650,000
2029		685,320		117,817		803,137
2030		1,900,000		9,079		1,909,079
Thereafter		8,371,100		—		8,371,100

		$13,191,740		$126,896		$13,318,636

12.	Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up
in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of June 30, 2026, Blackstone had a valuation allowance of $35.6 million recorded against deferred tax assets.
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
As of June 30, 2026, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

	$
Jurisdiction	Year
U.S. Federal		2022
New York City		2009
New York State		2019
United Kingdom		2011

4
6

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

13.	Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and six months ended June 30, 2026 and 2025 was calculated as follows:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted		$1,229,189		$764,244		$1,878,918		$1,379,096

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic		799,882,459		782,386,121		792,647,549		777,120,501
Weighted-Average Shares of Unvested Deferred Restricted Common Stock		14,976		15,116		489,524		326,667

Weighted-Average Shares of Common Stock Outstanding, Diluted		799,897,435		782,401,237		793,137,073		777,447,168

Net Income Per Share of Common Stock
Basic		$1.54		$0.98		$2.37		$1.77

Diluted		$1.54		$0.98		$2.37		$1.77

Dividends Declared Per Share of Common Stock (a)		$1.16		$0.93		$2.65		$2.37

(a)	Dividends declared reflects the calendar date of the declaration for each distribution.
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
non-controlling
interests or if there is a change in tax rate as a result of a hypothetical conversion.
The following table summarizes the anti-dilutive securities for the three and six months ended June 30, 2026 and 2025:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Weighted-Average Blackstone Holdings Partnership Units		444,174,696		447,849,475		444,629,540		449,037,044

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
During the three and six months ended June 30, 2026, Blackstone repurchased 0.2 million and 0.4 million shares of common stock, pursuant to its repurchase program, at a total cost of $24.0 million and $48.4 million, respectively. During the three and six months ended June 30, 2025, Blackstone repurchased 0.2 million and 0.4 million shares of common stock at a total cost of $27.8 million and $58.8 million, respectively. As of June 30, 2026, the amount remaining available for repurchases under the program was $1.6 billion.
Shares Eligible for Dividends and Distributions
As of June 30, 2026, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

	$
	Shares/Units
Common Stock Outstanding		752,601,287
Unvested Participating Common Stock		47,333,292

Total Participating Common Stock		799,934,579
Participating Blackstone Holdings Partnership Units		443,878,452

		1,243,813,031

14.	Equity-Based Compensation
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
For the three and six months ended June 30, 2026, Blackstone recorded compensation expense of $354.6 million and $915.5 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $68.3 million and $124.5 million, respectively. For the three and six months ended June 30, 2025, Blackstone recorded compensation expense of $312.4 million and $783.4 million, respectively, in relation to its equity-based awards with corresponding tax benefits of $67.5 million and $131.6 million, respectively.
As of June 30, 2026, there was $2.9 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.2 years.

4
8

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Total vested and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,243,849,052 as of June 30, 2026. Total outstanding phantom shares were 99,274 as of June 30, 2026.
A summary of the status of Blackstone’s unvested equity-based awards as of June 30, 2026 and of changes during the period January 1, 2026 through June 30, 2026 is presented below:

	$		$		$		$		$		$
	Blackstone Holdings				Blackstone Inc.
					Equity Settled Awards				Cash Settled Awards
Unvested Shares/Units	Partnership Units		Weighted- Average Grant Date Fair Value		Deferred Restricted Shares of Common Stock		Weighted- Average Grant Date Fair Value		Phantom Shares		Weighted- Average Grant Date Fair Value
Balance, December 31, 2025		226,888		$32.02		29,420,712		$122.07		66,941		$146.70
Granted		—		—		16,390,636		119.55		26,745		116.54
Vested		(226,888)		32.02		(4,918,237)		122.28		(5,196)		115.55
Forfeited		—		—		(495,244)		125.74		(2,566)		132.13

Balance, June 30, 2026		—		$—		40,397,867		$121.07		85,924		$116.94

15.	Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	$		$
	June 30, 2026		December 31, 2025
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies		$4,676,440		$5,047,814
Due from Certain Non-Controlling Interest Holders and Blackstone Employees		1,155,219		1,036,117
Accrual for Potential Clawback of Previously Distributed Performance Allocations		386,407		273,531

		$6,218,066		$6,357,462

	$		$
	June 30, 2026		December 31, 2025
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements		$2,067,107		$2,076,205
Due to Non-Consolidated Entities		193,312		237,983
Due to Certain Non-Controlling Interest Holders and Blackstone Employees		135,770		103,977
Accrual for Potential Repayment of Previously Received Performance Allocations		1,088,167		806,267

		$3,484,356		$3,224,432

4
9

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone Funds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of June 30, 2026 and December 31, 2025, such investments aggregated $2.1 billion and $2.2 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to $50.4 million and $57.1 million for the three months ended June 30, 2026 and 2025, respectively, and $70.6 million and $104.6 million for the six months ended June 30, 2026 and 2025, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of June 30, 2026. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $2.1 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $724.2 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.

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
Commitments
Investment Commitments
Blackstone had $5.9 billion of investment commitments as of June 30, 2026 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. The consolidated Blackstone funds had signed investment commitments of $891.1 million as of June 30, 2026, which includes $65.4 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $18.7 million as of June 30, 2026.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP. The amount guaranteed as of June 30, 2026 was $77.9 million.
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
For each such arrangement, an asset or liability is recognized based on fair value with the maximum potential future obligation in respect of the target return capped at the fair value of the assets pledged by Blackstone in connection with the respective arrangement. As of June 30, 2026, across both arrangements, the fair value of the total assets pledged was $1.5 billion and the total liability recognized was $1.2 billion.
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
In January 2025, we and several other defendants
entered into a settlement agreement with KRS and the Commonwealth of Kentucky (the “Commonwealth”) that, subject to approval by the
 Franklin County Circuit Court
and certain requirements, would have resolved all claims between the settling parties, and barred all claims against the Blackstone Defendants in
 Taylor I and Taylor II
without any admission of wrongdoing. In May 2025, the Court declined to enter an approval order, holding that the Court’s approval is unnecessary and stating that the parties may settle as they see fit. Because an approval order was a condition to the settlement, the settlement agreement was terminated.
Effective June 12, 2026, the Blackstone Defendants reached a new settlement agreement with KRS and the Commonwealth for all outstanding claims in their respective lawsuits, and, on August 4, 2026, the Franklin Circuit Court granted dismissal of the Commonwealth’s claims against Blackstone in the July 2020 Action. As part of that agreement, on June 18, 2026, KRS and the Commonwealth filed an action in Franklin Circuit Court seeking a declaration that the Commonwealth and KRS have the authority to settle and release the Taylor claims, and, on July 20, 2026, filed a motion for summary judgment in that case. The settlement agreement also obligated the Blackstone Defendants to make an $18 million payment to KRS; an additional $6 million payment will follow if, pursuant to certain conditions and limitations, the Taylor claims are finally dismissed during the pendency of the Commonwealth’s efforts. Both of these payments will be covered by Blackstone’s insurance. The Taylor plaintiffs have filed various objections to the settlement, which are currently pending.
Our financial results for the quarter ended June 30, 2026 include an accrual for the estimated liability related to this matter.
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
For financial reporting purposes, when applicable, the general partners record a liability for potential clawback obligations to the limited partners of some of the funds due to changes in the unrealized value of a fund’s remaining investments and where the fund’s general partner has previously received Performance Allocation distributions with respect to such fund’s realized investments. The liability is based on the general partner’s net obligation to the fund assuming all remaining investments were realized as of the end of each reporting period at the fair value of the under lyi
ng investments.

5
3

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table presents the clawback obligations by segment:

	$		$		$		$		$		$
	June 30, 2026						December 31, 2025
Segment	Blackstone Holdings		Current and Former Personnel (a)		Total (b)		Blackstone Holdings		Current and Former Personnel (a)		Total (b)
Real Estate		$589,875		$314,784		$904,659		$448,096		$227,924		$676,020
Private Equity		111,885		71,623		183,508		84,640		45,607		130,247

		$701,760		$386,407		$1,088,167		$532,736		$273,531		$806,267

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 15. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the condensed consolidated financial statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At June 30, 2026, $1.3 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at June 30, 2026, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $9.1 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $8.2 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

5
5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended June 30, 2026 and 2025:

	$		$		$		$		$
	Three Months Ended June 30, 2026
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total Segments
Management and Advisory Fees, Net
Base Management Fees		$630,097		$681,444		$493,622		$155,734		$1,960,897
Transaction, Advisory and Other Fees, Net		104,321		124,921		91,769		145		321,156
Management Fee Offsets		(7,337)		(11,785)		(12,635)		—		(31,757)

Total Management and Advisory Fees, Net		727,081		794,580		572,756		155,879		2,250,296
Fee Related Performance Revenues		242,718		391,387		159,286		—		793,391
Fee Related Compensation		(262,168)		(337,528)		(237,568)		(42,865)		(880,129)
Other Operating Expenses		(94,624)		(131,515)		(124,404)		(29,587)		(380,130)

Fee Related Earnings		613,007		716,924		370,070		83,427		1,783,428

Realized Performance Revenues		210,868		490,807		11,540		17,670		730,885
Realized Performance Compensation		(85,259)		(251,204)		(3,746)		(3,915)		(344,124)
Realized Principal Investment Income (Loss)		6,660		24,952		(4,622)		509		27,499

Total Net Realizations		132,269		264,555		3,172		14,264		414,260

Total Segment Distributable Earnings		$745,276		$981,479		$373,242		$97,691		$2,197,688

Segment Assets		$13,882,665		$20,653,736		$7,825,978		$2,708,734		$45,071,113

5
6

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$	$	$	$	$
	Three Months Ended June 30, 2025
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
7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of June 30, 2026 and for the six months ended June 30, 2026 and 2025:

	$	$	$	$	$
	June 30, 2026 and the Six Months Then Ended
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,266,144	$1,341,435	$1,003,469	$302,263	$3,913,311
Transaction, Advisory and Other Fees, Net	156,059	275,859	102,397	(1,462)	532,853
Management Fee Offsets	(17,645)	(20,792)	(24,623)	—	(63,060)

Total Management and Advisory Fees, Net	1,404,558	1,596,502	1,081,243	300,801	4,383,104
Fee Related Performance Revenues	395,716	562,084	323,689	—	1,281,489
Fee Related Compensation	(455,305)	(600,341)	(464,061)	(89,892)	(1,609,599)
Other Operating Expenses	(184,824)	(244,443)	(238,967)	(55,351)	(723,585)

Fee Related Earnings	1,160,145	1,313,802	701,904	155,558	3,331,409

Realized Performance Revenues	252,942	1,128,796	89,666	39,975	1,511,379
Realized Performance Compensation	(108,215)	(545,740)	(34,943)	(19,282)	(708,180)
Realized Principal Investment Income (Loss)	(2,145)	70,300	(10,327)	1,644	59,472

Total Net Realizations	142,582	653,356	44,396	22,337	862,671

Total Segment Distributable Earnings	$1,302,727	$1,967,158	$746,300	$177,895	$4,194,080

Segment Assets	$13,882,665	$20,653,736	$7,825,978	$2,708,734	$45,071,113

5
8

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$	$	$	$	$
	Six Months Ended June 30, 2025
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

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and six months ended June 30, 2026 and 2025 along with Total Assets as of June 30, 2026:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Revenues
Total GAAP Revenues		$5,043,978		$3,711,900		$8,661,573		$7,001,358
Less: Unrealized Performance Revenues (a)		(587,150)		(313,256)		(870,505)		(576,457)
Less: Unrealized Principal Investment Income (b)		(443,186)		(294,093)		(121,050)		(455,350)
Less: Interest and Dividend Revenue (c)		(134,224)		(100,390)		(242,164)		(197,810)
Less: Other Revenue (d)		(11,898)		225,083		(62,826)		298,718
Impact of Consolidation (e)		(65,536)		(154,450)		(129,749)		(231,574)
Transaction-Related and Non-Recurring Items (f)		(48)		(347)		(94)		(747)
Intersegment Eliminations		135		157		259		312

Total Segment Revenue (g)		$3,802,071		$3,074,604		$7,235,444		$5,838,450

5
9

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Expenses
Total GAAP Expenses		$2,375,612		$1,932,603		$4,637,905		$3,827,035
Less: Unrealized Performance Allocations Compensation (h)		(236,129)		(152,618)		(325,830)		(256,177)
Less: Equity-Based Compensation (i)		(353,753)		(312,018)		(914,970)		(783,320)
Less: Interest Expense (j)		(144,830)		(125,033)		(274,888)		(242,983)
Impact of Consolidation (e)		(24,819)		(31,735)		(50,410)		(57,987)
Amortization of Intangibles (k)		(7,288)		(7,333)		(14,576)		(14,666)
Transaction-Related and Non-Recurring Items (f)		(119)		(10,728)		(7,132)		(29,952)
Administrative Fee Adjustment (l)		(4,426)		(4,112)		(8,994)		(8,298)
Intersegment Eliminations		135		157		259		312

Total Segment Expenses (m)		$1,604,383		$1,289,183		$3,041,364		$2,433,964

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Other Income
Total GAAP Other Income (Loss)		$140,086		$136,330		$239,841		$193,905
Impact of Consolidation (e)		(140,086)		(136,330)		(239,841)		(193,905)

Total Segment Other Income		$—		$—		$—		$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes		$2,808,452		$1,915,627		$4,263,509		$3,368,228
Less: Unrealized Performance Revenues (a)		(587,150)		(313,256)		(870,505)		(576,457)
Less: Unrealized Principal Investment Income (b)		(443,186)		(294,093)		(121,050)		(455,350)
Less: Interest and Dividend Revenue (c)		(134,224)		(100,390)		(242,164)		(197,810)
Less: Other Revenue (d)		(11,898)		225,083		(62,826)		298,718
Plus: Unrealized Performance Allocations Compensation (h)		236,129		152,618		325,830		256,177
Plus: Equity-Based Compensation (i)		353,753		312,018		914,970		783,320
Plus: Interest Expense (j)		144,830		125,033		274,888		242,983
Impact of Consolidation (e)		(180,803)		(259,045)		(319,180)		(367,492)
Amortization of Intangibles (k)		7,288		7,333		14,576		14,666
Transaction-Related and Non-Recurring Items (f)		71		10,381		7,038		29,205
Administrative Fee Adjustment (l)		4,426		4,112		8,994		8,298

Total Segment Distributable Earnings		$2,197,688		$1,785,421		$4,194,080		$3,404,486

$
As of
June 30,
2026
Total Assets
Total GAAP Assets	$49,892,220
Impact of Consolidation (e)	(4,821,107)

Total Segment Assets	$45,071,113

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended June 30, 2026 and 2025, Other Revenue on a GAAP basis was $11.9 million and $(225.1) million, and included $11.8 million and $(225.5) million of foreign exchange gains (losses), respectively. For the six months ended June 30, 2026 and 2025, Other Revenue on a GAAP basis was $62.9 million and $(298.7) million, and included $62.5 million and $(299.3) million of foreign exchange gains (losses), respectively.

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

(g)	Total Segment Revenues is comprised of the following:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Total Segment Management and Advisory Fees, Net		$2,250,296		$2,020,012		$4,383,104		$3,912,010
Total Segment Fee Related Performance Revenues		793,391		472,050		1,281,489		765,965
Total Segment Realized Performance Revenues		730,885		553,121		1,511,379		1,013,144
Total Segment Realized Principal Investment Income		27,499		29,421		59,472		147,331

Total Segment Revenues		$3,802,071		$3,074,604		$7,235,444		$5,838,450

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Total Segment Fee Related Compensation		$880,129		$700,316		$1,609,599		$1,317,298
Total Segment Realized Performance Compensation		344,124		256,624		708,180		477,548
Total Segment Other Operating Expenses		380,130		332,243		723,585		639,118

Total Segment Expenses		$1,604,383		$1,289,183		$3,041,364		$2,433,964

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Management and Advisory Fees, Net
GAAP		$2,266,006		$2,035,495		$4,414,626		$3,939,812
Segment Adjustment (a)		(15,710)		(15,483)		(31,522)		(27,802)

Total Segment		$2,250,296		$2,020,012		$4,383,104		$3,912,010

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees		$159,080		$195,414		$324,499		$387,239
Investment Income - Realized Performance Allocations		1,365,175		829,820		2,468,348		1,391,870

GAAP		1,524,255		1,025,234		2,792,847		1,779,109
Total Segment
Less: Realized Performance Revenues		(730,885)		(553,121)		(1,511,379)		(1,013,144)
Segment Adjustment (b)		21		(63)		21		—

Total Segment		$793,391		$472,050		$1,281,489		$765,965

6
3

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation		$963,026		$870,358		$2,129,923		$1,899,720
Incentive Fee Compensation		49,716		67,363		104,084		124,392
Realized Performance Allocations Compensation		565,264		331,191		998,713		573,081

GAAP		1,578,006		1,268,912		3,232,720		2,597,193
Total Segment
Less: Realized Performance Compensation		(344,124)		(256,624)		(708,180)		(477,548)
Less: Equity-Based Compensation - Fee Related Compensation		(345,343)		(306,495)		(895,046)		(770,548)
Less: Equity-Based Compensation - Performance Compensation		(8,410)		(5,523)		(19,924)		(12,772)
Segment Adjustment (c)		—		46		29		(19,027)

Total Segment		$880,129		$700,316		$1,609,599		$1,317,298

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP		$409,110		$360,817		$781,931		$693,190
Segment Adjustment (d)		(28,980)		(28,574)		(58,346)		(54,072)

Total Segment		$380,130		$332,243		$723,585		$639,118

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Realized Performance Revenues
GAAP
Incentive Fees		$159,080		$195,414		$324,499		$387,239
Investment Income - Realized Performance Allocations		1,365,175		829,820		2,468,348		1,391,870

GAAP		1,524,255		1,025,234		2,792,847		1,779,109
Total Segment
Less: Fee Related Performance Revenues		(793,391)		(472,050)		(1,281,489)		(765,965)
Segment Adjustment (b)		21		(63)		21		—

Total Segment		$730,885		$553,121		$1,511,379		$1,013,144

6
4

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Realized Performance Compensation
GAAP
Incentive Fee Compensation		$49,716		$67,363		$104,084		$124,392
Realized Performance Allocation Compensation		565,264		331,191		998,713		573,081

GAAP		614,980		398,554		1,102,797		697,473
Total Segment
Less: Fee Related Performance Compensation (e)		(262,446)		(136,407)		(374,693)		(207,153)
Less: Equity-Based Compensation - Performance Compensation		(8,410)		(5,523)		(19,924)		(12,772)

Total Segment		$344,124		$256,624		$708,180		$477,548

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Realized Principal Investment Income
GAAP		$105,585		$97,171		$248,605		$282,713
Segment Adjustment (f)		(78,086)		(67,750)		(189,133)		(135,382)

Total Segment		$27,499		$29,421		$59,472		$147,331

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
There have been

no events since June 30, 2026 that require recognition or disclosure in the condensed consolidated financial statements.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	$		$		$		$
	June 30, 2026
	Consolidated Operating Partnerships		Consolidated Blackstone Funds (a)		Reclasses and Eliminations		Consolidated
Assets
Cash and Cash Equivalents		$2,507,073		$—		$—		$2,507,073
Cash Held by Blackstone Funds and Other		—		266,230		—		266,230
Investments		30,308,780		5,233,815		(954,866)		34,587,729
Accounts Receivable		689,778		2,277		—		692,055
Due from Affiliates		5,948,781		336,435		(67,150)		6,218,066
Intangible Assets, Net		113,288		—		—		113,288
Goodwill		1,890,202		—		—		1,890,202
Other Assets		992,140		4,366		—		996,506
Right-of-Use Assets		743,127		—		—		743,127
Deferred Tax Assets		1,877,944		—		—		1,877,944

Total Assets		$45,071,113		$5,843,123		$(1,022,016)		$49,892,220

Liabilities and Equity
Loans Payable		$13,070,834		$123,896		$—		$13,194,730
Due to Affiliates		3,339,203		214,676		(69,523)		3,484,356
Accrued Compensation and Benefits		6,844,156		—		—		6,844,156
Operating Lease Liabilities		832,586		—		—		832,586
Accounts Payable, Accrued Expenses and Other Liabilities		3,036,983		66,181		—		3,103,164

Total Liabilities		27,123,762		404,753		(69,523)		27,458,992

Redeemable Non-Controlling Interests in Consolidated Entities		7		1,371,076		—		1,371,083

Equity
Common Stock		7		—		—		7
Series I Preferred Stock		—		—		—		—
Series II Preferred Stock		—		—		—		—
Additional Paid-in-Capital		9,051,771		926,548		(926,548)		9,051,771
Retained Earnings (Deficit)		(18,646)		25,945		(25,945)		(18,646)
Accumulated Other Comprehensive Income (Loss)		(51,511)		32,922		—		(18,589)
Non-Controlling Interests in Consolidated Entities		4,022,412		3,081,879		—		7,104,291
Non-Controlling Interests in Blackstone Holdings		4,943,311		—		—		4,943,311

Total Equity		17,947,344		4,067,294		(952,493)		21,062,145

Total Liabilities and Equity		$45,071,113		$5,843,123		$(1,022,016)		$49,892,220

Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	$		$		$		$
	December 31, 2025
	Consolidated Operating Partnerships		Consolidated Blackstone Funds (a)		Reclasses and Eliminations		Consolidated
Assets
Cash and Cash Equivalents		$2,631,241		$—		$—		$2,631,241
Cash Held by Blackstone Funds and Other		—		223,441		—		223,441
Investments		28,046,783		5,180,879		(1,015,551)		32,212,111
Accounts Receivable		275,370		16,388		—		291,758
Due from Affiliates		6,055,038		367,387		(64,963)		6,357,462
Intangible Assets, Net		131,359		—		—		131,359
Goodwill		1,890,202		—		—		1,890,202
Other Assets		1,143,014		14,705		—		1,157,719
Right-of-Use Assets		757,459		—		—		757,459
Deferred Tax Assets		2,056,223		—		—		2,056,223

Total Assets		$42,986,689		$5,802,800		$(1,080,514)		$47,708,975

Liabilities and Equity
Loans Payable		$12,318,723		$126,421		$—		$12,445,144
Due to Affiliates		3,046,459		245,222		(67,249)		3,224,432
Accrued Compensation and Benefits		6,411,389		—		—		6,411,389
Operating Lease Liabilities		861,021		—		—		861,021
Accounts Payable, Accrued Expenses and Other Liabilities		2,826,821		58,996		—		2,885,817

Total Liabilities		25,464,413		430,639		(67,249)		25,827,803

Redeemable Non-Controlling Interests in Consolidated Entities		5		1,380,498		—		1,380,503

Equity
Common Stock		7		—		—		7
Series I Preferred Stock		—		—		—		—
Series II Preferred Stock		—		—		—		—
Additional Paid-in-Capital		8,479,886		992,063		(992,063)		8,479,886
Retained Earnings		191,641		21,202		(21,202)		191,641
Accumulated Other Comprehensive Income (Loss)		(53,272)		47,264		—		(6,008)
Non-Controlling Interests in Consolidated Entities		4,293,077		2,931,134		—		7,224,211
Non-Controlling Interests in Blackstone Holdings		4,610,932		—		—		4,610,932

Total Equity		17,522,271		3,991,663		(1,013,265)		20,500,669

Total Liabilities and Equity		$42,986,689		$5,802,800		$(1,080,514)		$47,708,975

(a)	The Consolidated Blackstone Funds consisted of the following:
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
* Consolidated as of June 30, 2026 only
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

Our Core+ real estate strategy invests in substantially stabilized real estate globally, primarily through perpetual capital vehicles. The strategy includes our (a) Blackstone Property Partners (“BPP”) funds, which are focused on high-quality assets in the Americas, Europe and Asia, (b) a non-listed real estate investment trust (“REIT”), Blackstone Real Estate Income Trust, Inc. (“BREIT”) and Blackstone European Property Income Fund (“BEPIF”) vehicles, which provide income-focused individual investors access to institutional quality real estate primarily in the Americas and Europe, respectively, and (c) a NYSE-listed REIT focused on acquiring and owning data centers, Blackstone Digital Infrastructure Trust (“BXDC”).

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

Multi-Asset Investing

Our Multi-Asset Investing segment (“BXMA”) is the world’s largest discretionary allocator to hedge funds and is a leader in building multi-asset portfolios. BXMA invests across asset classes in both public and private markets aiming to generate compelling risk-adjusted returns.

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

Most major equity markets appreciated significantly in the second quarter of 2026, driven by resilient economic growth and underpinned by continued large-scale capex investments in the artificial intelligence-related ecosystem. The total return of the S&P 500 Index was 15.2%, with the information technology and industrial sectors exhibiting the largest gains of 31.8% and 14.9%, respectively. The energy sector was an outlier, decreasing 13.4% amid lower oil prices as supply disruption concerns eased. The price of West Texas Intermediate crude oil decreased 31.4% to $69.50 per barrel. In credit markets, the total return of the S&P Leveraged Loan Index was 1.9% and the ICE Bank of America High Yield Bond Index was 2.5%. High yield spreads tightened 32 basis points.

U.S. capital markets activity levels expanded considerably following an active first quarter. Initial public offering volumes increased 628% year-over-year, buoyed by the $75 billion initial public offering of SpaceX, the largest IPO in history. U.S. announced merger and acquisition deal volumes also rose sharply, up 99% year-over-year.

Inflation in the U.S. has moderated significantly from the post-Covid peak; however, inflation remains above the Federal Reserve’s long-term target of 2.0%, largely reflecting the impact of elevated energy prices in the first half of 2026. CPI increased 3.5% year-over-year in June, as compared to 3.3% growth in March 2026. The Federal Reserve has held the federal funds target range steady at 3.50-3.75% since December 2025. The ten-year U.S. Treasury yield increased 15 basis points in the second quarter of 2026 to 4.47% and has since risen to 4.72% as of July 31, 2026. Three-month SOFR was unchanged quarter-over-quarter at 3.68%.

Despite slowing growth, the U.S. economy continued to demonstrate resilience in the second quarter. The Bureau of Economic Analysis’ advance estimate of U.S. real GDP indicated annualized growth of 1.5% quarter-over-quarter, compared to 2.1% in the first quarter. Wages rose 3.5% year-over-year in June 2026. Demand for retail and food services also remained strong, with sales increasing 6.7% year-over-year. The labor market remained in balance, with the unemployment rate at 4.2% as of June 2026 compared to 4.3% in March 2026.

Outside of the U.S., central banks have pursued a variety of policy approaches in response to regional economic conditions. The Bank of England left its bank rate unchanged at 3.75% through the second quarter. Inflation in the U.K. decreased to 2.6% year-over-year in June from 3.3% in March 2026. The European Central Bank increased its deposit facility rate by 25 basis points to 2.25% in June amid inflationary pressures associated with higher energy prices. The Bank of Japan increased its policy rate to 1.0% in June from 0.75%, as policymakers balanced inflation concerns against economic growth considerations. The People’s Bank of China left its rate unchanged at 3.0% for its one-year prime loan.

Despite ongoing uncertainty relating to geopolitical conditions and the path of interest rates and artificial intelligence disruption in certain sectors, the U.S. economy has demonstrated continued strength. This strength has been meaningfully aided by artificial intelligence-related spending. The vitality of the economy has positively impacted market sentiment and driven initial public offering and merger and acquisition activity. A durable resolution to the ongoing conflict in the Middle East should provide a basis for further improvements in market conditions and transaction activity.

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

Realized Performance Compensation reflects, pursuant to an ongoing compensation program, an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2026, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year in respect of this compensation program. The program, which typically has an impact on individual quarters based on the estimated amounts for the full year, does not impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the full year. For the three and six months ended June 30, 2026, Realized Performance Compensation increased by $39.9 million and $68.2 million, respectively, and Fee Related Compensation decreased by $17.5 million and $35.0 million, respectively, which reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision (Benefits) for Taxes and Distributable Earnings in the three and six months ended June 30, 2026. These changes had an impact on individual quarters but did not impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the year ended December 31, 2025.

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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and six months ended June 30, 2026 and 2025:

	$		$		$		$		$		$		$		$
	Three Months Ended								Six Months Ended
	June 30,				2026 vs. 2025				June 30,				2026 vs. 2025
	2026		2025		$		%		2026		2025		$		%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net		$2,266,006		$2,035,495		$230,511		11%		$4,414,626		$3,939,812		$474,814		12%

Incentive Fees		159,080		195,414		(36,334)		-19%		324,499		387,239		(62,740)		-16%

Investment Income
Performance Allocations
Realized		1,365,175		829,820		535,355		65%		2,468,348		1,391,870		1,076,478		77%
Unrealized		587,140		313,283		273,857		87%		870,592		576,484		294,108		51%
Principal Investments
Realized		105,585		97,171		8,414		9%		248,605		282,713		(34,108)		-12%
Unrealized		414,821		365,391		49,430		14%		29,819		524,104		(494,285)		-94%

Total Investment Income (Loss)		2,472,721		1,605,665		867,056		54%		3,617,364		2,775,171		842,193		30%

Interest and Dividend Revenue		134,224		100,389		33,835		34%		242,164		197,809		44,355		22%
Other		11,947		(225,063)		237,010		n/m		62,920		(298,673)		361,593		n/m

Total Revenues		5,043,978		3,711,900		1,332,078		36%		8,661,573		7,001,358		1,660,215		24%

Expenses
Compensation and Benefits
Compensation		963,026		870,358		92,668		11%		2,129,923		1,899,720		230,203		12%
Incentive Fee Compensation		49,716		67,363		(17,647)		-26%		104,084		124,392		(20,308)		-16%
Performance Allocations Compensation
Realized		565,264		331,191		234,073		71%		998,713		573,081		425,632		74%
Unrealized		236,129		152,618		83,511		55%		325,830		256,177		69,653		27%

Total Compensation and Benefits		1,814,135		1,421,530		392,605		28%		3,558,550		2,853,370		705,180		25%
General, Administrative and Other		409,110		360,817		48,293		13%		781,931		693,190		88,741		13%
Interest Expense		145,023		135,822		9,201		7%		282,076		253,937		28,139		11%
Fund Expenses		7,344		14,434		(7,090)		-49%		15,348		26,538		(11,190)		-42%

Total Expenses		2,375,612		1,932,603		443,009		23%		4,637,905		3,827,035		810,870		21%

Other Income
Net Gains from Fund Investment Activities		140,086		136,330		3,756		3%		239,841		193,905		45,936		24%

Total Other Income		140,086		136,330		3,756		3%		239,841		193,905		45,936		24%

Income Before Provision for Taxes		2,808,452		1,915,627		892,825		47%		4,263,509		3,368,228		895,281		27%
Provision for Taxes		452,386		289,494		162,892		56%		649,536		533,321		116,215		22%

Net Income		2,356,066		1,626,133		729,933		45%		3,613,973		2,834,907		779,066		27%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		5,154		18,209		(13,055)		-72%		26,164		26,109		55		—
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		175,649		240,836		(65,187)		-27%		293,016		341,383		(48,367)		-14%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		946,074		602,844		343,230		57%		1,415,875		1,088,319		327,556		30%

Net Income Attributable to Blackstone Inc.		$1,229,189		$764,244		$464,945		61%		$1,878,918		$1,379,096		$499,822		36%

n/m  Not meaningful.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues

Revenues were $5.0 billion for the three months ended June 30, 2026, an increase of $1.3 billion compared to $3.7 billion for the three months ended June 30, 2025. The increase in Revenues was primarily attributable to increases of $867.1 million in Investment Income, $237.0 million in Other Revenue and $230.5 million in Management and Advisory Fees, Net.

Investment Income was $2.5 billion for the three months ended June 30, 2026, an increase of $867.1 million, compared to $1.6 billion for the three months ended June 30, 2025. The increase in Investment Income was attributable to increases of $543.8 million in Realized Investment Income and of $323.3 million in Unrealized Investment Income.

The $543.8 million increase in Realized Investment Income was primarily attributable to higher realized gains in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The principal driver was:

•

An increase of $324.7 million in our Real Estate segment primarily attributable to higher realized gains in BREP and Core+ real estate funds in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

The $323.3 million increase in Unrealized Investment Income was primarily attributable to lower unrealized depreciation in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The principal driver was:

•

An increase of $450.4 million in our Real Estate segment primarily attributable to unrealized appreciation of investments in certain BREP and Core+ real estate funds in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Other Revenue was $11.9 million for the three months ended June 30, 2026, an increase of $237.0 million, compared to $(225.1) million for the three months ended June 30, 2025. The increase in Other Revenue was primarily attributable to foreign exchange gains arising on transactions denominated in currencies other than U.S. dollars.

Management and Advisory Fees, Net were $2.3 billion for the three months ended June 30, 2026, an increase of $230.5 million, compared to $2.0 billion for the three months ended June 30, 2025. The increase in Management and Advisory Fees, Net was primarily attributable to increases in our Credit & Insurance segment of $102.1 million and in our Private Equity segment of $88.3 million. The increase in our Credit & Insurance segment was primarily attributable to increased Transaction, Advisory and Other Fees, Net due to capital markets advisory revenues. The increase in our Private Equity segment was primarily attributable to an increase in Base Management Fees due to increased Fee-Earning Assets Under Management in BXPE, BIP and BXINFRA.

Expenses

Expenses were $2.4 billion for the three months ended June 30, 2026, an increase of $443.0 million, compared to $1.9 billion for the three months ended June 30, 2025. The increase was primarily attributable to an increase of $392.6 million in Total Compensation and Benefits, of which $317.6 million was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily attributable to an increase in Performance Allocations, on which a portion of Performance Allocations Compensation is based.

Other Income

Other Income was $140.1 million for the three months ended June 30, 2026, an increase of $3.8 million, compared to $136.3 million for the three months ended June 30, 2025. The increase in Other Income was attributable to an increase of $3.8 million in Net Gains from Fund Investment Activities. The increase in Net Gains from Fund Investment Activities was primarily attributable to an increase of $50.8 million in our Private Equity segment, partially offset by decreases of $21.6 million in our Real Estate segment and $14.1 million in our Multi-Asset Investing segment.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues

Revenues were $8.7 billion for the six months ended June 30, 2026, an increase of $1.7 billion, compared to $7.0 billion for the six months ended June 30, 2025. The increase in Revenues was primarily attributable to increases of $842.2 million in Investment Income and of $474.8 million in Management and Advisory Fees, Net.

Investment Income was $3.6 billion for the six months ended June 30, 2026, an increase of $842.2 million compared to $2.8 billion for the six months ended June 30, 2025. The increase in Investment Income was primarily attributable to an increase of $1.0 billion in Realized Investment Income, partially offset by a decrease of $200.2 million in Unrealized Investment Income.

The $1.0 billion increase in Realized Investment Income was primarily attributable to higher realized gains in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The principal drivers were:

•	An increase of $719.9 million in our Private Equity segment primarily attributable to realizations in Corporate Private Equity, as well as higher performance revenues in BXPE.

The $200.2 million decrease in Unrealized Investment Income was primarily attributable to lower unrealized gains in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The principal drivers were:

•

A decrease of $507.8 million in our Credit & Insurance segment primarily attributable to lower unrealized appreciation of Corebridge common stock in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

•

A decrease of $206.2 million in our Private Equity segment primarily attributable to lower unrealized appreciation of investments in Strategic Partners and lower unrealized performance revenues in Tactical Opportunities as a result of increased realized performance revenues, partially offset by unrealized appreciation of investments in BIP.

•

Partially offset by an increase of $529.1 million in our Real Estate segment primarily attributable to unrealized appreciation of investments in certain BREP and Core+ real estate funds in the six months ended June 30, 2026 compared to unrealized depreciation of investments in six months ended June 30, 2025.

The $474.8 million increase in Management and Advisory Fees, Net was primarily attributable to an increase in our Private Equity segment of $268.4 million. The increase in our Private Equity segment was primarily attributable to an increase in Base Management Fees due to increased Fee-Earning Assets Under Management in BXPE and BIP, as well as an increase in Transaction, Advisory and Other Fees, Net due to increased volume of deal activity in BXCM.

Expenses

Expenses were $4.6 billion for the six months ended June 30, 2026, an increase of $810.9 million, compared to $3.8 billion for the six months ended June 30, 2025. The increase was primarily attributable to an increase of $705.2 million in Total Compensation and Benefits, of which $495.3 million was an increase in Performance Allocations Compensation. The increase in Performance Allocations Compensation was primarily attributable to an increase in Performance Allocations, on which a portion of Performance Allocations Compensation is based.

Other Income

Other Income was $239.8 million for the six months ended June 30, 2026, an increase of $45.9 million, compared to $193.9 million for the six months ended June 30, 2025. The increase in Other Income was attributable to an increase of $45.9 million in Net Gains from Fund Investment Activities. The increase in Net Gains from Fund Investment Activities was primarily attributable to an increase of $111.1 million in our Private Equity segment, partially offset by decreases of $34.4 million in our Multi-Asset Investing segment and $19.1 million in our Real Estate segment.

Provision for Taxes

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Blackstone’s Provision for Taxes for the three months ended June 30, 2026 was $452.4 million, an increase of $162.9 million, compared to $289.5 million for the three months ended June 30, 2025. This resulted in an effective tax rate of 16.1% and 15.1%, based on our Income Before Provision for Taxes of $2.8 billion and $1.9 billion for the three months ended June 30, 2026 and 2025, respectively.

The increase in Blackstone’s effective tax rate for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, relates primarily to the impact of Non-Controlling Interests in Consolidated Entities.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Blackstone’s Provision for Taxes for the six months ended June 30, 2026 was $649.5 million, an increase of $116.2 million, compared to $533.3 million for the six months ended June 30, 2025. This resulted in an effective tax rate of 15.2% and 15.8%, based on our Income Before Provision for Taxes of $4.3 billion and $3.4 billion for the six months ended June 30, 2026 and 2025, respectively.

The decrease in Blackstone’s effective tax rate for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, relates primarily to Blackstone’s state tax provisions for the jurisdictions in which it operates, partially offset by the impact of Non-Controlling interests in Consolidated Entities.

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

Net Income Attributable to Non-Controlling Interests in Blackstone Holdings is derived from the Income Before Provision for Taxes at the Blackstone Holdings level, excluding the Net Gains (Losses) from Fund Investment Activities and is based on the percentage allocation of the income between Blackstone personnel and others who are limited partners of Blackstone Holdings and Blackstone after considering any contractual arrangements that govern the allocation of income such as fees allocable to Blackstone.

For the three months ended June 30, 2026 and 2025, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 37.1% and 37.7%, respectively. For the six months ended June 30, 2026 and 2025, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 37.2% and 37.9%, respectively. The respective decreases of 0.6% and 0.7% were primarily attributable to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.

Operating Metrics

Total and Fee-Earning Assets Under Management

The following graphs and tables summarize the Total Assets Under Management by Segment and Fee-Earning Assets Under Management by Segment, followed by a rollforward of activity for the three and six months ended June 30, 2026 and 2025. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Total and Fee-Earning Assets Under Management.”

Assets Under Management

(Dollars in Billions)

Fee-Earning
$921.7
$937.6
$961.6
$279.4
$277.5
$277.4
$241.0
$255.8
$267.8
$315.6
$313.3
$318.2
$85.6
$91.0
$98.1
4Q'25
1Q'26
2Q'26
Total
$1,274.9
$1,304.0
$1,346.3
$319.3
$315.3
$314.1
$416.4
$429.9
$454.2
$443.0
$457.5
$469.3
$96.2
$101.4
$108.6
4Q'25
1Q'26
2Q'26
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing

Note: Totals may not add due to rounding.

	$		$		$		$		$		$		$		$		$		$
	Three Months Ended
	June 30, 2026										June 30, 2025
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period		$315,284,316		$429,909,808		$457,462,151		$101,361,359		$1,304,017,634		$319,988,734		$370,989,871		$388,720,401		$87,762,904		$1,167,461,910
Inflows (a)		8,192,794		24,519,793		31,011,510		4,575,944		68,300,041		7,222,446		15,323,222		26,818,000		2,713,566		52,077,234
Outflows (b)		(2,156,644)		(1,457,761)		(7,626,498)		(2,297,780)		(13,538,683)		(1,883,281)		(1,804,870)		(5,287,139)		(1,796,301)		(10,771,591)

Net Inflows		6,036,150		23,062,032		23,385,012		2,278,164		54,761,358		5,339,165		13,518,352		21,530,861		917,265		41,305,643
Realizations (c)		(6,615,294)		(11,023,147)		(13,494,781)		(710,043)		(31,843,265)		(5,249,171)		(7,316,081)		(9,962,065)		(825,058)		(23,352,375)
Market Activity (d)(g)		(555,375)		12,203,627		1,965,058		5,714,798		19,328,108		4,915,997		11,715,100		7,006,975		2,154,091		25,792,163

Balance, End of Period (e)		$314,149,797		$454,152,320		$469,317,440		$108,644,278		$1,346,263,835		$324,994,725		$388,907,242		$407,296,172		$90,009,202		$1,211,207,341

Increase (Decrease)		$(1,134,519)		$24,242,512		$11,855,289		$7,282,919		$42,246,201		$5,005,991		$17,917,371		$18,575,771		$2,246,298		$43,745,431
Increase (Decrease)		0%		6%		3%		7%		3%		2%		5%		5%		3%		4%

	$		$		$		$		$		$		$		$		$		$
	Six Months Ended
	June 30, 2026										June 30, 2025
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period		$319,342,875		$416,423,156		$442,951,606		$96,213,597		$1,274,931,234		$315,353,132		$352,168,635		$375,507,818		$84,150,411		$1,127,179,996
Inflows (a)		14,969,507		44,872,883		68,030,495		8,968,475		136,841,360		13,398,076		37,007,746		57,167,112		6,138,984		113,711,918
Outflows (b)		(5,001,796)		(3,606,942)		(16,976,185)		(3,836,412)		(29,421,335)		(4,559,583)		(5,242,894)		(11,913,342)		(2,919,861)		(24,635,680)

Net Inflows		9,967,711		41,265,941		51,054,310		5,132,063		107,420,025		8,838,493		31,764,852		45,253,770		3,219,123		89,076,238
Realizations (c)		(13,654,328)		(25,587,151)		(27,161,677)		(1,348,420)		(67,751,576)		(9,555,186)		(13,783,306)		(23,849,608)		(1,649,886)		(48,837,986)
Market Activity (d)(h)		(1,506,461)		22,050,374		2,473,201		8,647,038		31,664,152		10,358,286		18,757,061		10,384,192		4,289,554		43,789,093

Balance, End of Period (e)		$314,149,797		$454,152,320		$469,317,440		$108,644,278		$1,346,263,835		$324,994,725		$388,907,242		$407,296,172		$90,009,202		$1,211,207,341

Increase (Decrease)		$(5,193,078)		$37,729,164		$26,365,834		$12,430,681		$71,332,601		$9,641,593		$36,738,607		$31,788,354		$5,858,791		$84,027,345
Increase (Decrease)		-2%		9%		6%		13%		6%		3%		10%		8%		7%		7%

	$		$		$		$		$		$		$		$		$		$
	Three Months Ended
	June 30, 2026										June 30, 2025
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period		$277,502,688		$255,840,774		$313,255,195		$90,997,797		$937,596,454		$282,060,486		$226,219,392		$274,120,326		$77,669,746		$860,069,950
Inflows (a)		6,090,322		15,363,029		17,225,406		4,612,628		43,291,385		7,587,147		7,550,495		23,817,071		2,944,815		41,899,528
Outflows (b)		(1,105,766)		(4,116,572)		(5,256,355)		(2,122,321)		(12,601,014)		(1,712,885)		(804,533)		(5,872,807)		(1,689,485)		(10,079,710)

Net Inflows		4,984,556		11,246,457		11,969,051		2,490,307		30,690,371		5,874,262		6,745,962		17,944,264		1,255,330		31,819,818
Realizations (c)		(4,473,568)		(4,558,846)		(8,037,385)		(677,049)		(17,746,848)		(5,405,545)		(3,288,907)		(7,006,088)		(782,279)		(16,482,819)
Market Activity (d)(i)		(593,256)		5,289,475		1,053,833		5,302,625		11,052,677		3,297,473		2,483,762		3,872,734		2,053,287		11,707,256

Balance, End of Period (e)		$277,420,420		$267,817,860		$318,240,694		$98,113,680		$961,592,654		$285,826,676		$232,160,209		$288,931,236		$80,196,084		$887,114,205

Increase (Decrease)		$(82,268)		$11,977,086		$4,985,499		$7,115,883		$23,996,200		$3,766,190		$5,940,817		$14,810,910		$2,526,338		$27,044,255
Increase (Decrease)		0%		5%		2%		8%		3%		1%		3%		5%		3%		3%

	$		$		$		$		$		$		$		$		$		$
	Six Months Ended
	June 30, 2026										June 30, 2025
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period		$279,427,148		$240,959,058		$315,640,583		$85,647,665		$921,674,454		$278,914,938		$212,182,896		$264,617,560		$74,993,209		$830,708,603
Inflows (a)		11,488,305		34,710,962		31,937,151		9,311,602		87,448,020		13,559,679		22,902,066		44,220,903		5,375,389		86,058,037
Outflows (b)		(2,853,179)		(8,806,792)		(13,185,260)		(3,603,794)		(28,449,025)		(4,309,189)		(2,473,791)		(10,802,441)		(2,725,809)		(20,311,230)

Net Inflows		8,635,126		25,904,170		18,751,891		5,707,808		58,998,995		9,250,490		20,428,275		33,418,462		2,649,580		65,746,807
Realizations (c)		(9,712,277)		(9,387,367)		(17,226,285)		(1,289,669)		(37,615,598)		(9,222,193)		(6,103,494)		(14,857,276)		(1,475,344)		(31,658,307)
Market Activity (d)(j)		(929,577)		10,341,999		1,074,505		8,047,876		18,534,803		6,883,441		5,652,532		5,752,490		4,028,639		22,317,102

Balance, End of Period (e)		$277,420,420		$267,817,860		$318,240,694		$98,113,680		$961,592,654		$285,826,676		$232,160,209		$288,931,236		$80,196,084		$887,114,205

Increase (Decrease)		$(2,006,728)		$26,858,802		$2,600,111		$12,466,015		$39,918,200		$6,911,738		$19,977,313		$24,313,676		$5,202,875		$56,405,602
Increase (Decrease)		-1%		11%		1%		15%		4%		2%		9%		9%		7%		7%
Annualized Base Management Fee Rate (f)		0.91%		1.05%		0.64%		0.66%		0.83%		0.95%		1.06%		0.66%		0.65%		0.86%

(a)	Inflows include contributions, capital raised, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions.
(b)	Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments).
(c)	Realizations represent realization proceeds from the disposition or other monetization of assets, current income or capital returned to investors from CLOs.
(d)	Market Activity includes realized and unrealized gains (losses) on portfolio investments and the impact of foreign exchange rate fluctuations.
(e)	Total and Fee-Earning Assets Under Management are reported in the segment where the assets are managed.
(f)

Annualized Base Management Fee Rate represents annualized year to date Base Management Fee divided by the average of the beginning of year and each quarter end’s Fee-Earning Assets Under Management in the reporting period.

(g)

For the three months ended June 30, 2026, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(637.6) million, $(191.8) million, $(326.5) million, $(153.7) million and $(1.3) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended June 30, 2025, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $6.0 billion, $2.4 billion, $2.4 billion, $132.0 million and $11.0 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(h)

For the six months ended June 30, 2026, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(1.9) billion, $(868.7) million, $(273.1) million, $(58.4) million and $(3.1) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the six months ended June 30, 2025, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $8.9 billion, $3.7 billion, $2.7 billion, $287.7 million and $15.6 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(i)

For the three months ended June 30, 2026, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(460.4) million, $(56.8) million, $(278.9) million, $(153.4) million and $(949.5) million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended June 30, 2025, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $4.4 billion, $422.9 million, $2.3 billion, $134.5 million and $7.3 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(j)

For the six months ended June 30, 2026, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(1.3) billion, $(127.3) million, $(223.9) million, $(58.4) million and $(1.7) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the six months ended June 30, 2025, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $6.4 billion, $590.1 million, $2.7 billion, $288.7 million and $10.0 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

Total Assets Under Management and Fee-Earning Assets Under Management may have differences in the measurement and timing of certain activities that affect each of inflows, outflows, realizations and market activity. These differences include, but are not limited to:

•

For commitment-based drawdown funds, Total Assets Under Management inflows are generally reported at each fund closing whereas Fee-Earning Assets Under Management inflows are generally reported when a fund’s investment period commences. Fund closings and the investment period commencement generally occur in different periods and as such, Fee-Earning Assets Under Management inflows in such funds may exceed Total Assets Under Management inflows in the period when the investment period commences. Upon expiration of the investment period, Fee-Earning

Assets Under Management outflows may exceed Total Assets Under Management outflows due to Fee-Earning Assets Under Management generally including invested capital subsequent to the investment period compared to committed capital during the investment period. This is most prevalent in our Real Estate and Private Equity segments.

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

Total Assets Under Management

Total Assets Under Management were $1,346.3 billion at June 30, 2026, an increase of $42.2 billion compared to $1,304.0 billion at March 31, 2026. The net increase was due to:

•

In our Real Estate segment, a decrease of $1.1 billion from $315.3 billion at March 31, 2026 to $314.1 billion at June 30, 2026. The net decrease was due to realizations of $6.6 billion, outflows of $2.2 billion and market depreciation of $555.4 million, partially offset by inflows of $8.2 billion.

○	Realizations were driven by $2.7 billion from BREP, $1.9 billion from BREDS and $1.4 billion from BREIT.

○	Outflows were driven by $853.8 million from BREIT and $818.4 million from BREDS.

○	Market depreciation was driven by $2.3 billion from BPP and co-investment, partially offset by market appreciation of $1.7 billion from BREIT.

○	Inflows were driven by $2.3 billion from BREIT, $2.1 billion from BREDS, $2.0 billion from BXDC and $1.3 billion from BREP.

•

In our Private Equity segment, an increase of $24.2 billion from $429.9 billion at March 31, 2026 to $454.2 billion at June 30, 2026. The net increase was due to inflows of $24.5 billion and market appreciation of $12.2 billion, partially offset by realizations of $11.0 billion and outflows of $1.5 billion.

○

Inflows were driven by $11.0 billion from Corporate Private Equity, $5.7 billion from Secondaries, $4.0 billion from BXPE, $2.8 billion from Infrastructure and $890.8 million from Tactical Opportunities.

○	Market appreciation was driven by $4.7 billion from Infrastructure, $3.4 billion from Corporate Private Equity, $1.8 billion from BXPE and $1.2 billion from Secondaries.

○	Realizations were driven by $5.2 billion from Corporate Private Equity, $2.6 billion from Secondaries, $1.4 billion from Infrastructure and $1.2 billion from Tactical Opportunities.

○	Outflows were driven by $359.4 million from Secondaries and $240.0 million from BXPE.

•

In our Credit & Insurance segment, an increase of $11.9 billion from $457.5 billion at March 31, 2026 to $469.3 billion at June 30, 2026. The net increase was due to inflows of $31.0 billion and market appreciation of $2.0 billion, partially offset by realizations of $13.5 billion and outflows of $7.6 billion.

○

Inflows were driven by $14.7 billion from private corporate credit, $9.9 billion from infrastructure and asset based credit, $3.5 billion from the insurance platform and $2.9 billion from liquid corporate credit.

○	Market appreciation was driven by $786.7 million from liquid corporate credit and $719.8 million from infrastructure and asset based credit.

○	Realizations were driven by $7.7 billion from private corporate credit and $4.8 billion from infrastructure and asset based credit.

○	Outflows were driven by $5.3 billion from private corporate credit and $1.7 billion from liquid corporate credit.

•

In our Multi-Asset Investing segment, an increase of $7.3 billion from $101.4 billion at March 31, 2026 to $108.6 billion at June 30, 2026. The net increase was due to market appreciation of $5.7 billion and inflows of $4.6 billion, offset by outflows of $2.3 billion and realizations of $710.0 million.

○	Market appreciation was driven by $3.4 billion from Absolute Return and $1.3 billion from Total Portfolio Management.

○	Inflows were driven by $2.3 billion from Total Portfolio Management and $1.5 billion from Absolute Return.

○	Outflows were driven by $1.8 billion from Absolute Return.

○	Realizations were driven by $341.5 million from Multi-Strategy.

Total Assets Under Management were $1,346.3 billion at June 30, 2026, an increase of $71.3 billion compared to $1,274.9 billion at December 31, 2025. The net increase was due to:

•

In our Real Estate segment, a decrease of $5.2 billion from $319.3 billion at December 31, 2025 to $314.1 billion at June 30, 2026. The net decrease was due to realizations of $13.7 billion, outflows of $5.0 billion and market depreciation of $1.5 billion, partially offset by inflows of $15.0 billion.

○	Realizations were driven by $4.9 billion from BREP, $4.7 billion from BREDS, $2.8 billion from BREIT and $1.1 billion from BPP and co-investment.

○	Outflows were driven by $2.1 billion from BREIT and $1.3 billion from BREP.

○

Market depreciation was driven by $3.4 billion from BPP and co-investment and $1.2 billion from BREP (which included $1.0 billion of foreign exchange depreciation), partially offset by market appreciation of $2.7 billion from BREIT.

○	Inflows were driven by $5.5 billion from BREDS, $4.6 billion from BREIT, $2.0 billion from BXDC and $1.7 billion from BREP.

•

In our Private Equity segment, an increase of $37.7 billion from $416.4 billion at December 31, 2025 to $454.2 billion at June 30, 2026. The net increase was due to inflows of $44.9 billion and market appreciation of $22.1 billion, partially offset by realizations of $25.6 billion and outflows of $3.6 billion.

○

Inflows were driven by $14.4 billion from Corporate Private Equity, $14.1 billion from Secondaries, $6.6 billion from BXPE, $5.5 billion from Infrastructure, $2.3 billion from BXLS and $1.5 billion from Tactical Opportunities.

○

Market appreciation was driven by $9.4 billion from Infrastructure, $5.7 billion from Corporate Private Equity, $2.8 billion from BXPE, $1.7 billion from Secondaries and $1.3 billion from Tactical Opportunities.

○	Realizations were driven by $13.7 billion from Corporate Private Equity, $4.7 billion from Secondaries, $4.1 billion from Tactical Opportunities and $1.9 billion from Infrastructure.

○	Outflows were driven by $1.1 billion from Corporate Private Equity and $898.0 million from Secondaries.

•

In our Credit & Insurance segment, an increase of $26.4 billion from $443.0 billion at December 31, 2025 to $469.3 billion at June 30, 2026. The net increase was due to inflows of $68.0 billion and market appreciation of $2.5 billion, partially offset by realizations of $27.2 billion and outflows of $17.0 billion.

○	Inflows were driven by $36.2 billion from private corporate credit, $20.8 billion from infrastructure and asset based credit and $9.7 billion from liquid corporate credit.

○	Market appreciation was driven by $1.8 billion from infrastructure and asset based credit.

○	Realizations were driven by $14.9 billion from private corporate credit, $9.7 billion from infrastructure and asset based credit and $2.4 billion from liquid corporate credit.

○	Outflows were driven by $11.0 billion from private corporate credit and $4.8 billion from liquid corporate credit.

•

In our Multi-Asset Investing segment, an increase of $12.4 billion from $96.2 billion at December 31, 2025 to $108.6 billion at June 30, 2026. The net increase was due to inflows of $9.0 billion and market appreciation of $8.6 billion, offset by outflows of $3.8 billion and realizations of $1.3 billion.

○	Inflows were driven by $4.2 billion from Absolute Return, $3.0 billion from Total Portfolio Management and $1.6 billion from Multi-Strategy.

○	Market appreciation was driven by $4.3 billion from Absolute Return, $1.7 billion from Public Real Assets, $1.6 billion from Total Portfolio Management and $1.1 billion from Multi-Strategy.

○	Outflows were driven by $2.9 billion from Absolute Return.

○	Realizations were driven by $744.3 million from Multi-Strategy.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $961.6 billion at June 30, 2026, an increase of $24.0 billion compared to $937.6 billion at March 31, 2026. The net increase was due to:

•

In our Real Estate segment, a decrease of $82.3 million from $277.5 billion at March 31, 2026 to $277.4 billion at June 30, 2026. The net decrease was due to realizations of $4.5 billion, outflows of $1.1 billion and market depreciation of $593.3 million, partially offset by inflows of $6.1 billion.

○	Realizations were driven by $1.8 billion from BREDS, $1.4 billion from BREIT and $675.0 million from BREP.

○	Outflows were driven by $853.8 million from BREIT and $184.0 million from BPP and co-investment.

○	Market depreciation was driven by $2.3 billion from BPP and co-investment, partially offset by market appreciation of $1.7 billion from BREIT.

○	Inflows were driven by $2.2 billion from BREIT, $2.0 billion from BXDC and $609.8 million from BPP and co-investment.

•

In our Private Equity segment, an increase of $12.0 billion from $255.8 billion at March 31, 2026 to $267.8 billion at June 30, 2026. The net increase was due to inflows of $15.4 billion and market appreciation of $5.3 billion, partially offset by realizations of $4.6 billion and outflows of $4.1 billion.

○	Inflows were driven by $6.1 billion from Corporate Private Equity, $4.0 billion from BXPE, $2.5 billion from Infrastructure and $2.3 billion from Secondaries.

○	Market appreciation was driven by $3.7 billion from Infrastructure and $1.8 billion from BXPE.

○	Realizations were driven by $1.4 billion from Corporate Private Equity, $1.2 billion from Infrastructure and $803.4 million from Secondaries.

○	Outflows were driven by $3.2 billion from Corporate Private Equity.

•

In our Credit & Insurance segment, an increase of $5.0 billion from $313.3 billion at March 31, 2026 to $318.2 billion at June 30, 2026. The net increase was due to inflows of $17.2 billion and market appreciation of $1.1 billion, partially offset by realizations of $8.0 billion and outflows of $5.3 billion.

○

Inflows were driven by $6.2 billion from infrastructure and asset based credit, $4.1 billion from private corporate credit, $4.1 billion from the insurance platform and $2.7 billion from liquid corporate credit.

○	Market appreciation was driven by $542.2 million from infrastructure and asset based credit.

○	Realizations were driven by $4.4 billion from infrastructure and asset based credit and $2.7 billion from private corporate credit.

○	Outflows were driven by $3.1 billion from private corporate credit and $1.6 billion from liquid corporate credit.

•

In our Multi-Asset Investing segment, an increase of $7.1 billion from $91.0 billion at March 31, 2026 to $98.1 billion at June 30, 2026. The net increase was due to market appreciation of $5.3 billion and inflows of $4.6 billion, offset by outflows of $2.1 billion and realizations of $677.1 million.

○	Market appreciation was driven by $3.2 billion from Absolute Return, $1.1 billion from Total Portfolio Management and $850.0 million from Multi-Strategy.

○	Inflows were driven by $2.3 billion from Total Portfolio Management, $1.4 billion from Absolute Return and $857.1 million from Multi-Strategy.

○	Outflows were driven by $1.7 billion from Absolute Return.

○	Realizations were driven by $337.8 million from Multi-Strategy.

Fee-Earning Assets Under Management were $961.6 billion at June 30, 2026, an increase of $39.9 billion compared to $921.7 billion at December 31, 2025. The net increase was due to:

•

In our Real Estate segment, a decrease of $2.0 billion from $279.4 billion at December 31, 2025 to $277.4 billion at June 30, 2026. The net decrease was due to realizations of $9.7 billion, outflows of $2.9 billion and market depreciation of $929.6 million, partially offset by inflows of $11.5 billion.

○	Realizations were driven by $2.9 billion from BREDS, $2.8 billion from BREIT and $2.7 billion from BREP.

○	Outflows were driven by $2.1 billion from BREIT and $591.7 million from BPP and co-investment.

○	Market depreciation was driven by $3.4 billion from BPP and co-investment, partially offset by market appreciation of $2.7 billion from BREIT.

○	Inflows were driven by $4.5 billion from BREIT, $2.7 billion from BREDS and $2.0 billion from BXDC.

•

In our Private Equity segment, an increase of $26.9 billion from $241.0 billion at December 31, 2025 to $267.8 billion at June 30, 2026. The net increase was due to inflows of $34.7 billion and market appreciation of $10.3 billion, partially offset by realizations of $9.4 billion and outflows of $8.8 billion.

○

Inflows were driven by $10.6 billion from Secondaries, $8.9 billion from Corporate Private Equity, $6.6 billion from BXPE, $4.1 billion from Infrastructure, $2.3 billion from BXLS and $1.9 billion from Tactical Opportunities.

○	Market appreciation was driven by $7.8 billion from Infrastructure and $2.8 billion from BXPE.

○	Realizations were driven by $3.8 billion from Corporate Private Equity, $1.6 billion from Infrastructure, $1.5 billion from Secondaries and $1.4 billion from Tactical Opportunities.

○	Outflows were driven by $6.4 billion from Corporate Private Equity.

•

In our Credit & Insurance segment, an increase of $2.6 billion from $315.6 billion at December 31, 2025 to $318.2 billion at June 30, 2026. The net increase was due to inflows of $31.9 billion and market appreciation of $1.1 billion, partially offset by realizations of $17.2 billion and outflows of $13.2 billion.

○	Inflows were driven by $12.1 billion from infrastructure and asset based credit, $9.2 billion from private corporate credit and $8.8 billion from liquid corporate credit.

○	Market appreciation was driven by $1.4 billion from infrastructure and asset based credit, partially offset by market depreciation of $365.0 million from liquid corporate credit.

○	Realizations were driven by $9.0 billion from infrastructure and asset based credit, $5.7 billion from private corporate credit and $2.4 billion from liquid corporate credit.

○	Outflows were driven by $7.0 billion from private corporate credit and $4.6 billion from liquid corporate credit.

•

In our Multi-Asset Investing segment, an increase of $12.5 billion from $85.6 billion at December 31, 2025 to $98.1 billion at June 30, 2026. The net increase was due to inflows of $9.3 billion and market appreciation of $8.0 billion, offset by outflows of $3.6 billion and realizations of $1.3 billion.

○	Inflows were driven by $4.5 billion from Absolute Return, $3.0 billion from Total Portfolio Management and $1.7 billion from Multi-Strategy.

○	Market appreciation was driven by $4.0 billion from Absolute Return, $1.5 billion from Public Real Assets, $1.5 billion from Total Portfolio Management and $1.0 billion from Multi-Strategy.

○	Outflows were driven by $2.8 billion from Absolute Return.

○	Realizations were driven by $727.2 million from Multi-Strategy.

Dry Powder

The following presents our Dry Powder as of quarter end of each period:

Note:	Totals may not add due to rounding.

Net Accrued Performance Revenues

The following table presents the Accrued Performance Revenues, net of performance compensation, of the Blackstone Funds as of June 30, 2026 and 2025. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in
“—Item 1. Financial Statements” of this filing. See “—Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	$		$
	June 30,
	2026		2025
	(Dollars in Millions)
Real Estate
BREP Global		$553		$721
BREP Europe		81		27
BREP Asia		114		98
BPP		114		45
BREDS		30		32

Total Real Estate (a)		891		923

Private Equity
BCP Global		1,764		1,869
BCP Asia		262		344
Energy/Energy Transition		1,052		515
Core Private Equity		256		266
Tactical Opportunities		150		227
Secondaries		1,148		1,270
Infrastructure		936		247
Life Sciences		253		239
BTAS/BXPE		262		236

Total Private Equity (a)		6,081		5,212

Credit & Insurance		252		369

Multi-Asset Investing		243		103

Total Blackstone Net Accrued Performance Revenues		$7,468		$6,608

Note: Totals may not add due to rounding.

(a)	Real Estate and Private Equity include co-investments, as applicable.

For the twelve months ended June 30, 2026, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $4.6 billion, partially offset by net realized distributions of $3.8 billion.

Invested Performance Eligible Assets Under Management

The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital

The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
(a)

Perpetual Capital Total Assets Under Management for the Multi-Asset Investing segment was $582.2 million, $658.8 million and $724.3 million as of December 31, 2025, March 31, 2026 and June 30, 2026, respectively.

Perpetual Capital Total Assets Under Management was $555.6 billion as of June 30, 2026, an increase of $15.9 billion, compared to $539.7 billion as of March 31, 2026. Perpetual Capital Total Assets Under Management in our Private Equity and Credit & Insurance segments increased $11.4 billion and $4.1 billion, respectively.

Perpetual Capital Total Assets Under Management was $555.6 billion as of June 30, 2026, an increase of $31.9 billion, compared to $523.6 billion as of December 31, 2025. Perpetual Capital Total Assets Under Management in our Private Equity and Credit & Insurance segments increased $21.0 billion and $9.4 billion, respectively.

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

The following tables present the investment record of our significant and formerly significant carry/drawdown funds and select perpetual capital strategies from inception through June 30, 2026:

Carry/Drawdown Funds

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP		$140,714		$—		$—		n/a		—		$345,190		2.5x		$345,190		2.5x		33%		33%
BREP I (Sep 1994 / Oct 1996)		380,708		—		—		n/a		—		1,327,708		2.8x		1,327,708		2.8x		40%		40%
BREP II (Oct 1996 / Mar 1999)		1,198,339		—		—		n/a		—		2,531,614		2.1x		2,531,614		2.1x		19%		19%
BREP III (Apr 1999 / Apr 2003)		1,522,708		—		—		n/a		—		3,330,406		2.4x		3,330,406		2.4x		21%		21%
BREP IV (Apr 2003 / Dec 2005)		2,198,694		—		—		n/a		—		4,684,608		1.7x		4,684,608		1.7x		12%		12%
BREP V (Dec 2005 / Feb 2007)		5,539,418		—		2,331		n/a		—		13,468,476		2.3x		13,470,807		2.3x		11%		11%
BREP VI (Feb 2007 / Aug 2011)		11,060,122		—		1,748		n/a		—		27,765,450		2.5x		27,767,198		2.5x		13%		13%
BREP VII (Aug 2011 / Apr 2015)		13,506,800		845,588		867,492		0.4x		—		29,432,126		2.1x		30,299,618		1.9x		17%		14%
BREP VIII (Apr 2015 / Jun 2019)		16,651,125		1,215,310		8,377,561		1.3x		4%		24,654,936		2.1x		33,032,497		1.8x		19%		11%
BREP IX (Jun 2019 / Aug 2022)		21,374,992		2,812,950		16,292,849		1.0x		2%		12,614,323		1.9x		28,907,172		1.3x		30%		4%
*BREP X (Aug 2022 / Feb 2028)		30,643,847		16,025,374		18,765,019		1.3x		1%		3,219,851		1.9x		21,984,870		1.3x		30%		12%

Total Global BREP		$104,217,467		$20,899,222		$44,307,000		1.1x		2%		$123,374,688		2.2x		$167,681,688		1.7x		16%		14%

BREP Int’l (Jan 2001 / Sep 2005)		€824,172		€—		€—		n/a		—		€1,373,170		2.1x		€1,373,170		2.1x		23%		23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)		1,629,748		—		—		n/a		—		2,583,032		1.8x		2,583,032		1.8x		8%		8%
BREP Europe III (Jun 2008 / Sep 2013)		3,205,420		86,085		17,071		0.1x		—		5,993,336		2.1x		6,010,407		2.0x		14%		13%
BREP Europe IV (Sep 2013 / Dec 2016)		6,676,611		598,954		624,365		0.6x		—		10,438,878		1.9x		11,063,243		1.7x		16%		11%
BREP Europe V (Dec 2016 / Oct 2019)		8,007,488		597,691		3,724,421		0.7x		—		6,902,190		3.8x		10,626,611		1.4x		40%		5%
BREP Europe VI (Oct 2019 / Sep 2023)		9,941,770		2,763,031		6,117,864		0.9x		6%		4,049,113		2.4x		10,166,977		1.2x		62%		2%
*BREP Europe VII (Sep 2023 / Mar 2029)		9,762,262		5,734,678		4,873,649		1.3x		1%		167,092		1.4x		5,040,741		1.3x		n/m		13%

Total BREP Europe		€40,047,471		€9,780,439		€15,357,370		0.9x		3%		€31,506,811		2.2x		€46,864,181		1.5x		16%		9%

continued...

Carry/Drawdown Funds continued

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)		$4,262,075		$646,265		$1,209,142		1.7x		51%		$7,685,485		2.0x		$8,894,627		1.9x		15%		12%
BREP Asia II (Dec 2017 / Mar 2022)		7,361,035		1,178,550		4,995,177		1.1x		26%		3,404,324		1.6x		8,399,501		1.3x		11%		3%
*BREP Asia III (Mar 2022 / Sep 2027)		8,219,868		4,351,718		5,078,659		1.3x		3%		503,885		1.8x		5,582,544		1.3x		34%		9%

Total BREP Asia		19,842,978		6,176,533		11,282,978		1.3x		18%		11,593,694		1.8x		22,876,672		1.5x		14%		7%
BREP Co-Investment (f)		8,691,884		551,495		1,564,893		1.2x		—		15,372,186		2.2x		16,937,079		2.1x		16%		16%

Total BREP		$179,426,235		$38,798,469		$74,435,691		1.1x		4%		$188,783,012		2.2x		$263,218,703		1.7x		16%		13%

*BREDS High-Yield (Various) (g)		$27,606,074		$8,615,842		$3,704,090		1.0x		—		$26,072,271		1.3x		$29,776,361		1.3x		10%		9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)		$859,081		$—		$—		n/a		—		$1,741,738		2.6x		$1,741,738		2.6x		19%		19%
BCP II (Oct 1993 / Aug 1997)		1,361,100		—		—		n/a		—		3,268,627		2.5x		3,268,627		2.5x		32%		32%
BCP III (Aug 1997 / Nov 2002)		3,967,422		—		—		n/a		—		9,228,707		2.3x		9,228,707		2.3x		14%		14%
BCOM (Jun 2000 / Jun 2006)		2,137,330		—		—		n/a		—		2,995,106		1.4x		2,995,106		1.4x		6%		6%
BCP IV (Nov 2002 / Dec 2005)		6,450,000		—		—		n/a		—		21,720,334		2.9x		21,720,334		2.9x		36%		36%
BCP V (Dec 2005 / Jan 2011)		21,009,112		982,018		—		n/a		—		38,870,191		1.9x		38,870,191		1.9x		8%		8%
BCP VI (Jan 2011 / May 2016)		15,192,032		1,340,945		2,127,333		3.1x		4%		30,730,898		2.2x		32,858,231		2.2x		13%		12%
BCP VII (May 2016 / Feb 2020)		18,873,411		1,309,645		13,928,047		1.5x		33%		24,466,786		2.6x		38,394,833		2.1x		24%		12%
BCP VIII (Feb 2020 / Apr 2024)		25,820,052		5,881,691		25,743,798		1.4x		16%		10,795,620		2.4x		36,539,418		1.6x		26%		10%
*BCP IX (Apr 2024 / Apr 2030)		21,829,911		18,396,522		5,316,361		1.5x		1%		293,543		1.5x		5,609,904		1.5x		n/m		24%
Energy I (Aug 2011 / Feb 2015)		2,435,007		170,540		—		n/a		—		4,897,287		2.0x		4,897,287		2.0x		12%		12%
Energy II (Feb 2015 / Feb 2020)		4,926,378		778,845		3,236,286		2.6x		72%		6,342,126		1.8x		9,578,412		2.0x		9%		9%
Energy III (Feb 2020 / Jun 2024)		4,398,275		1,815,918		7,255,903		3.0x		26%		5,060,366		3.0x		12,316,269		3.0x		33%		33%
Energy Transition IV (Jun 2024 / Jun 2026)		5,880,459		2,763,373		6,518,880		2.0x		—		157,155		1.7x		6,676,035		2.0x		n/m		94%
*Energy Transition V (Jun 2026 / Jun 2032)		5,671,639		5,671,639		—		n/a		—		—		n/a		—		n/a		n/a		n/a
BCP Asia I (Dec 2017 / Sep 2021)		2,437,080		417,510		1,275,730		1.3x		33%		3,676,038		3.0x		4,951,768		2.3x		33%		19%
*BCP Asia II (Sep 2021 / Sep 2027)		6,843,926		3,570,292		6,463,390		1.9x		15%		1,041,893		3.4x		7,505,283		2.0x		93%		27%
BCP Asia III (TBD)		13,100,000		13,100,000		—		n/a		—		—		n/a		—		n/a		n/a		n/a
Core Private Equity I (Jan 2017 / Mar 2021) (h)		4,760,130		1,193,521		6,588,435		2.1x		—		4,220,471		3.7x		10,808,906		2.5x		32%		14%
*Core Private Equity II (Mar 2021 / Mar 2027) (h)		8,244,519		6,007,302		5,420,354		1.5x		—		2,081,525		4.2x		7,501,879		1.8x		38%		16%

Total Corporate Private Equity		$176,196,864		$63,399,761		$83,874,517		1.7x		18%		$171,588,411		2.3x		$255,462,928		2.0x		16%		15%

continued...

Carry/Drawdown Funds continued

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)		$33,780,643		$14,441,280		$13,027,191		1.2x		2%		$32,984,254		1.9x		$46,011,445		1.6x		15%		10%
*Tactical Opportunities Co-Investment and Other (Various)		10,477,806		1,084,293		3,558,538		1.3x		3%		12,089,490		1.8x		15,648,028		1.7x		18%		15%

Total Tactical Opportunities		$44,258,449		$15,525,573		$16,585,729		1.2x		2%		$45,073,744		1.9x		$61,659,473		1.6x		16%		11%

Growth
BXG I (Jul 2020 / Feb 2025)		$4,961,566		$292,405		$5,152,451		1.2x		—		$670,399		1.3x		$5,822,850		1.2x		n/m		2%
*BXG II (Feb 2025 / Feb 2030)		4,610,169		3,742,666		854,654		1.1x		—		9,154		n/m		863,808		1.1x		n/m		n/m

Total Growth		$9,571,735		$4,035,071		$6,007,105		1.2x		—		$679,553		1.3x		$6,686,658		1.2x		n/m		2%

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)		$11,035,527		$9,572		$2,126		n/a		—		$16,796,758		n/a		$16,798,884		1.7x		n/a		13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)		4,362,772		379,409		420,348		n/a		—		4,665,673		n/a		5,086,021		1.7x		n/a		13%
Strategic Partners VII (May 2016 / Mar 2019) (i)		7,489,970		1,605,255		2,258,612		n/a		—		8,553,876		n/a		10,812,488		1.9x		n/a		15%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)		1,749,807		595,603		1,351,477		n/a		—		1,397,378		n/a		2,748,855		1.9x		n/a		15%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)		10,763,600		3,410,713		5,873,822		n/a		—		9,027,494		n/a		14,901,316		1.7x		n/a		17%
*Strategic Partners Real Estate, SMA and Other (Various) (i)		7,055,591		1,224,720		3,165,936		n/a		—		2,940,627		n/a		6,106,563		1.4x		n/a		10%
Strategic Partners Infrastructure III (Jun 2020 / Jun 2024) (i)		3,250,100		666,246		2,626,038		n/a		—		884,418		n/a		3,510,456		1.6x		n/a		15%
Strategic Partners IX (Oct 2021 / Mar 2026) (i)		19,692,625		1,504,371		19,455,372		n/a		—		1,307,669		n/a		20,763,041		1.5x		n/a		17%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)		2,095,211		342,116		1,295,854		n/a		—		94,182		n/a		1,390,036		1.1x		n/a		—
*Strategic Partners Infrastructure IV (Jul 2024 / Sep 2029) (i)		4,837,949		3,501,386		406,950		n/a		—		—		n/a		406,950		1.9x		n/a		n/m
*Strategic Partners X (Mar 2026 / May 2031)		11,024,493		8,606,558		—		n/a		—		—		n/a		—		n/a		n/a		n/a

Total Strategic Partners (Secondaries)		$83,357,645		$21,845,949		$36,856,535		n/a		—		$45,668,075		n/a		$82,524,610		1.6x		n/a		14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)		$910,000		$40,291		$517,753		2.0x		—		$817,615		1.6x		$1,335,368		1.7x		10%		9%
BXLS V (Jan 2020 / Mar 2025)		5,056,620		2,303,560		5,195,969		2.1x		1%		1,854,239		1.8x		7,050,208		2.0x		11%		17%
*BXLS VI (Mar 2025 / Mar 2031)		6,486,870		6,375,163		437,377		n/m		—		—		n/a		437,377		n/m		n/a		n/m

continued...

Carry/Drawdown Funds continued

	$		$		$		$		$		$		$		$		$		$		$
					Unrealized Investments						Realized Investments				Total Investments
																			Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital		Available Capital (b)		Value		MOIC (c)		% Public		Value		MOIC (c)		Value		MOIC (c)		Realized		Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)		$2,000,000		$—		$—		n/a		—		$4,809,113		1.6x		$4,809,113		1.6x		n/a		17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)		4,120,000		993,260		57,792		0.5x		—		6,687,961		1.4x		6,745,753		1.4x		n/a		9%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)		6,639,133		1,081,586		787,485		1.2x		—		9,939,495		1.5x		10,726,980		1.5x		n/a		11%
Mezzanine / Opportunistic IV (Jan 2021 / Aug 2025)		5,016,771		1,368,541		3,047,474		1.1x		—		4,156,400		1.5x		7,203,874		1.3x		n/a		11%
*Mezzanine / Opportunistic V (Aug 2025 / Aug 2029)		7,630,000		6,911,455		693,976		1.1x		—		206,964		1.2x		900,940		1.1x		n/a		n/m

Total Mezzanine / Opportunistic		25,405,904		10,354,842		4,586,727		1.1x		—		25,799,933		1.5x		30,386,660		1.4x		n/a		13%
Stressed / Distressed I (Sep 2009 / May 2013)		3,253,143		—		—		n/a		—		5,777,098		1.3x		5,777,098		1.3x		n/a		9%
Stressed / Distressed II (Jun 2013 / Jun 2018)		5,125,000		547,430		—		n/a		—		5,564,200		1.1x		5,564,200		1.1x		n/a		—
Stressed / Distressed III (Dec 2017 / Dec 2022)		7,356,380		1,085,652		1,022,304		1.2x		—		5,934,391		1.3x		6,956,695		1.3x		n/a		9%

Total Stressed / Distressed		15,734,523		1,633,082		1,022,304		1.2x		—		17,275,689		1.2x		18,297,993		1.2x		n/a		7%
European Senior Debt I (Feb 2015 / Feb 2019)		€1,964,689		€67,044		€159,420		0.3x		—		€2,999,625		1.3x		€3,159,045		1.1x		n/a		1%
European Senior Debt II (Jun 2019 / Jun 2023) (j)		4,088,344		861,672		2,174,148		0.9x		—		4,891,963		1.7x		7,066,111		1.3x		n/a		8%

Total European Senior Debt		€6,053,033		€928,716		€2,333,568		0.8x		—		€7,891,588		1.5x		€10,225,156		1.2x		n/a		6%
Energy I (Nov 2015 / Nov 2018)		$2,856,867		$1,154,819		$70,845		1.3x		—		$3,556,730		1.5x		$3,627,575		1.5x		n/a		10%
Energy II (Feb 2019 / Jun 2023)		3,616,081		1,456,014		423,972		1.3x		19%		3,554,034		1.4x		3,978,006		1.4x		n/a		16%
*Energy III (May 2023 / May 2028)		6,477,000		4,193,381		2,425,168		1.0x		—		3,298,003		1.3x		5,723,171		1.2x		n/a		15%

Total Energy		12,949,948		6,804,214		2,919,985		1.0x		3%		10,408,767		1.4x		13,328,752		1.3x		n/a		12%
Senior Direct Lending (Various) (k)		2,820,243		1,233,828		2,692,761		1.1x		—		341,891		1.2x		3,034,652		1.1x		n/a		9%

Total Credit Drawdown Funds (l)		$63,816,276		$21,087,768		$13,889,746		1.0x		1%		$63,217,193		1.4x		$77,106,939		1.3x		n/a		10%

Select Perpetual Capital Strategies (m)

		$		$
Strategy (Inception Year) (a)	Investment Strategy	Total Assets Under Management		Total Net Return (n)
	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners Platform (2013) (o)	Core+ Real Estate		$57,749,790		2%
BREIT - Blackstone Real Estate Income Trust (2017) (p)	Core+ Real Estate		56,551,910		9%
BREIT - Class I (q)	Core+ Real Estate				9%
BXMT - Blackstone Mortgage Trust (2013) (r)	Real Estate Debt		6,255,948		6%
Private Equity
BXGP - Blackstone GP Stakes (2014) (s)	Minority GP Interests		10,017,197		12%
BIP - Blackstone Infrastructure Partners (2019) (t)	Infrastructure		74,964,704		18%
BXINFRA - Blackstone Infrastructure Strategies Fund Program (2025) (u)	Infrastructure		5,979,642		15%
BXINFRA - Class I (v)	Infrastructure				16%
BXPE - Blackstone Private Equity Strategies Fund Program (2024) (w)	Private Equity		25,312,193		19%
BXPE - Class I (x)	Private Equity				20%
Credit
BXSL - Blackstone Secured Lending Fund (2018) (y)	U.S. Direct Lending		16,585,488		11%
BCRED - Blackstone Private Credit Fund (2021) (z)	U.S. Direct Lending		94,623,700		9%
BCRED - Class I (aa)	U.S. Direct Lending				9%
ECRED - Blackstone European Credit Fund (2022) (bb)	European Direct Lending		€5,248,866		9%
ECRED - Class I (cc)	European Direct Lending				9%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	For the carry/drawdown funds only, represents funds that are in their investment period as of June 30, 2026.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)

Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to June 30, 2026 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(k)

Senior Direct Lending I IRR represents the blended return across the commingled levered and unlevered funds within the strategy. Total net returns were 10% and 7%, respectively, for the levered and unlevered funds of the strategy.

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

(n)

Unless otherwise indicated, Total Net Return represents the annualized inception to June 30, 2026 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of investor cash flows. Initial inception date of cash flows occurred during the Inception Year.

(o)

BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 fund, co-investment and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of June 30, 2026, these vehicles represented $4.4 billion of Total Assets Under Management.

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
(s)

Blackstone GP Stakes (“BXGP”) represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the Secondaries - GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. As of June 30, 2026, including vehicles that are not classified as Perpetual Capital and co-investment vehicles that do not pay fees, BXGP Total Assets Under Management was $13.1 billion.

(t)

BIP represents the aggregate Total Assets Under Management and Total Net Return of infrastructure-focused funds and co-investment vehicles for institutional investors with a primary focus on the U.S. and Europe. As of June 30, 2026, including co-investment vehicles that do not pay fees, BIP Total Assets Under Management was $85.6 billion.

(u)

The BXINFRA Total Net Return reflects a per share blended return, assuming the BXINFRA fund program had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXINFRA. This return is not representative of the return experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency that are not hedged. Total Net Return is from January 2, 2025 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation. BXINFRA Total Assets Under Management reflects net asset value as of June 30, 2026. BXINFRA Total Assets Under Management, to the extent managed by a different business, is reported in such business for the purposes of segment Assets Under Management reporting.

(v)

Represents the blended Total Net Return for the BXINFRA fund program’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended Class I return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency that are not hedged. Class I Total Net Return is from January 2, 2025 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(w)

The BXPE Total Net Return reflects a per share blended return, assuming the BXPE fund program had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. This return is not representative of the return experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency that are not hedged. Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation. BXPE Total Assets Under Management reflects net asset value as of June 30, 2026. BXPE Total Assets Under Management, to the extent managed by a different business, is reported in such business for the purposes of segment Assets Under Management reporting.

(x)

Represents the blended Total Net Return for the BXPE fund program’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended Class I return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency that are not hedged. Class I Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(y)

The BXSL Total Assets Under Management and Total Net Return are presented as of March 31, 2026. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the change in Net Asset Value (“NAV”) per share, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share. Total Net Returns are presented on an annualized basis and are from November 20, 2018.

(z)

The BCRED Total Net Return reflects a per share blended return, assuming BCRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from January 7, 2021. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED net asset value as of June 30, 2026 was $42.8 billion.

(aa)

Represents the Total Net Return for BCRED’s Class I shares, its largest share class. Performance varies by share class. Class I Total Net Return assumes reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BCRED. Class I Total Net Return is presented on an annualized basis and is from January 7, 2021.

(bb)

The ECRED Total Net Return reflects a per share blended return, assuming ECRED had a single share class, reinvestment of all dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by ECRED. This return is not representative of the return experienced by any particular investor or share class. Total Net Return is presented on an annualized basis and is from October 3, 2022. Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities as of June 30, 2026. ECRED net asset value as of June 30, 2026 was €2.6 billion.

(cc)

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

Real Estate

The following table presents the results of operations for our Real Estate segment:

	$		$		$		$		$		$		$		$
	Three Months Ended June 30,				2026 vs. 2025				Six Months Ended June 30,				2026 vs. 2025
	2026		2025		$		%		2026		2025		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$630,097		$673,154		$(43,057)		-6%		$1,266,144		$1,337,755		$(71,611)		-5%
Transaction, Advisory and Other Fees, Net		104,321		41,720		62,601		150%		156,059		81,866		74,193		91%
Management Fee Offsets		(7,337)		(3,582)		(3,755)		105%		(17,645)		(7,481)		(10,164)		136%

Total Management and Advisory Fees, Net		727,081		711,292		15,789		2%		1,404,558		1,412,140		(7,582)		-1%
Fee Related Performance Revenues		242,718		89,590		153,128		171%		395,716		127,393		268,323		211%
Fee Related Compensation		(262,168)		(170,209)		(91,959)		54%		(455,305)		(340,734)		(114,571)		34%
Other Operating Expenses		(94,624)		(87,048)		(7,576)		9%		(184,824)		(170,329)		(14,495)		9%

Fee Related Earnings		613,007		543,625		69,382		13%		1,160,145		1,028,470		131,675		13%

Realized Performance Revenues		210,868		43,587		167,281		384%		252,942		62,597		190,345		304%
Realized Performance Compensation		(85,259)		(24,139)		(61,120)		253%		(108,215)		(32,909)		(75,306)		229%
Realized Principal Investment Income (Loss)		6,660		2,797		3,863		138%		(2,145)		3,146		(5,291)		n/m

Net Realizations		132,269		22,245		110,024		495%		142,582		32,834		109,748		334%

Segment Distributable Earnings		$745,276		$565,870		$179,406		32%		$1,302,727		$1,061,304		$241,423		23%

n/m	Not meaningful.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Segment Distributable Earnings were $745.3 million for the three months ended June 30, 2026, an increase of $179.4 million, compared to $565.9 million for the three months ended June 30, 2025. The increase in Segment Distributable Earnings was attributable to increases of $110.0 million in Net Realizations and of $69.4 million in Fee Related Earnings.

Overall values in our real estate segment appreciated modestly in the second quarter of 2026, led by strength in digital infrastructure and partly offset by declines in life science office and certain other areas. Despite elevated base rates and volatility from the ongoing conflict in the Middle East continuing to weigh on transaction activity, debt capital markets continued to exhibit strength in the quarter. While the overall recovery in commercial real estate has also been impacted by the increase in base rates, we believe there are a number of positive factors that should support values in our Real Estate portfolio over time. In addition to favorable debt capital markets, these factors include strong fundamentals in digital infrastructure, a meaningful re-acceleration of U.S. leasing activity in our logistics portfolio and declining new supply, including in rental housing. These three sectors represent a substantial portion of our overall real estate equity portfolio.

Fee Related Earnings

Fee Related Earnings were $613.0 million for the three months ended June 30, 2026, an increase of $69.4 million, compared to $543.6 million for the three months ended June 30, 2025. The increase in Fee Related Earnings was attributable to an increase of $153.1 million in Fee Related Performance Revenues, partially offset by an increase of $92.0 million in Fee Related Compensation.

Fee Related Performance Revenues were $242.7 million for the three months ended June 30, 2026, an increase of $153.1 million, compared to $89.6 million for the three months ended June 30, 2025. The increase was attributable to higher Fee Related Performance Revenues in BREIT.

Fee Related Compensation was $262.2 million for the three months ended June 30, 2026, an increase of $92.0 million, compared to $170.2 million for the three months ended June 30, 2025. The increase was primarily attributable to the increase in Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $132.3 million for the three months ended June 30, 2026, an increase of $110.0 million, compared to $22.2 million for the three months ended June 30, 2025. The increase in Net Realizations was primarily attributable to an increase of $167.3 million in Realized Performance Revenues, partially offset by an increase of $61.1 million in Realized Performance Compensation.

Realized Performance Revenues were $210.9 million for the three months ended June 30, 2026, an increase of $167.3 million, compared to $43.6 million for the three months ended June 30, 2025. The increase was primarily attributable to higher Realized Performance Revenues in BREP.

Realized Performance Compensation was $85.3 million for three months ended June 30, 2026, an increase of $61.1 million, compared to $24.1 million for the three months ended June 30, 2025. The increase was primarily attributable to the increase in Realized Performance Revenues.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Segment Distributable Earnings were $1.3 billion for the six months ended June 30, 2026, an increase of $241.4 million, compared to $1.1 billion for the six months ended June 30, 2025. The increase in Segment Distributable Earnings was attributable to increases of $131.7 million in Fee Related Earnings and of $109.7 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $1.2 billion for the six months ended June 30, 2026, an increase of $131.7 million, compared to $1.0 billion for the six months ended June 30, 2025. The increase in Fee Related Earnings was attributable to an increase of $268.3 million in Fee Related Performance Revenues, partially offset by an increase of $114.6 million in Fee Related Compensation.

Fee Related Performance Revenues were $395.7 million for the six months ended June 30, 2026, an increase of $268.3 million, compared to $127.4 million for the six months ended June 30, 2025. The increase was attributable to higher Fee Related Performance Revenues in BREIT.

Fee Related Compensation were $455.3 million for the six months ended June 30, 2026, an increase of $114.6 million, compared to $340.7 million for the six months ended June 30, 2025. The increase was primarily attributable to the increase in Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $142.6 million for the six months ended June 30, 2026, an increase of $109.7 million, compared to $32.8 million for the six months ended June 30, 2025. The increase in Net Realizations was attributable to an increase of $190.3 million in Realized Performance Revenues, partially offset by an increase of $75.3 million in Realized Performance Compensation.

Realized Performance Revenues were $252.9 million for the six months ended June 30, 2026, an increase of $190.3 million, compared to $62.6 million for the six months ended June 30, 2025. The increase was primarily attributable to higher Realized Performance Revenues in BREP.

Realized Performance Compensation was $108.2 million for the six months ended June 30, 2026, an increase of $75.3 million, compared to $32.9 million for the six months ended June 30, 2025. The increase was primarily attributable to the increase in Realized Performance Revenues.

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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	$		$		$		$		$		$		$		$		$		$		$		$
	Three Months Ended								Six Months Ended								June 30, 2026
	June 30,								June 30,								Inception to Date
	2026				2025				2026				2025				Realized				Total
Fund (a)	Gross		Net		Gross		Net		Gross		Net		Gross		Net		Gross		Net		Gross		Net
BREP VIII		-2%		-2%		-1%		-1%		-4%		-4%		-2%		-2%		26%		19%		16%		11%
BREP IX		-4%		-4%		-2%		0%		-8%		-8%		-3%		-2%		46%		30%		8%		4%
BREP X		8%		6%		4%		2%		12%		8%		11%		7%		45%		30%		24%		12%
BREP Europe V (b)		-7%		-5%		-2%		-2%		-7%		-6%		-1%		-2%		49%		40%		9%		5%
BREP Europe VI (b)		-3%		-3%		-3%		-2%		-8%		-8%		-8%		-7%		87%		62%		7%		2%
BREP Europe VII (b)		4%		2%		4%		4%		10%		6%		8%		4%		n/m		n/m		27%		13%
BREP Asia II		-1%		-2%		1%		1%		-6%		-6%		3%		2%		17%		11%		6%		3%
BREP Asia III		4%		2%		6%		5%		15%		11%		15%		12%		65%		34%		17%		9%
BREP Co-Investment (c)		1%		1%		-1%		-1%		3%		1%		0%		0%		18%		16%		18%		16%
BPP (d)		-3%		-4%		-2%		-3%		-4%		-5%		-2%		-3%		n/a		n/a		4%		2%
BREIT (e)		n/a		3%		n/a		1%		n/a		5%		n/a		3%		n/a		n/a		n/a		9%
BREIT - Class I (f)		n/a		3%		n/a		1%		n/a		5%		n/a		3%		n/a		n/a		n/a		9%
BREDS High-Yield (g)		2%		1%		3%		2%		4%		3%		7%		5%		14%		10%		14%		9%
BXMT (h)		n/a		-9%		n/a		-1%		n/a		-7%		n/a		16%		n/a		n/a		n/a		6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
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

Funds With Closed Investment Periods as of June 30, 2026

The Real Estate segment has thirteen funds with closed investment periods as of June 30, 2026: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of June 30, 2026, BREP VII, BREP VI, BREP V, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREDS IV and BREDS III were above their carried interest thresholds as of June 30, 2026, while BREP IX, BREP Asia II, BREP Europe VI, and BREP Europe V were below their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	$		$		$		$		$		$		$		$
	Three Months Ended June 30,				2026 vs. 2025				Six Months Ended June 30,				2026 vs. 2025
	2026		2025		$		%		2026		2025		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$681,444		$605,068		$76,376		13%		$1,341,435		$1,183,512		$157,923		13%
Transaction, Advisory and Other Fees, Net		124,921		108,988		15,933		15%		275,859		163,208		112,651		69%
Management Fee Offsets		(11,785)		(7,758)		(4,027)		52%		(20,792)		(18,630)		(2,162)		12%

Total Management and Advisory Fees, Net		794,580		706,298		88,282		12%		1,596,502		1,328,090		268,412		20%
Fee Related Performance Revenues		391,387		192,331		199,056		103%		562,084		253,235		308,849		122%
Fee Related Compensation		(337,528)		(266,925)		(70,603)		26%		(600,341)		(470,244)		(130,097)		28%
Other Operating Expenses		(131,515)		(112,300)		(19,215)		17%		(244,443)		(215,194)		(29,249)		14%

Fee Related Earnings		716,924		519,404		197,520		38%		1,313,802		895,887		417,915		47%

Realized Performance Revenues		490,807		408,980		81,827		20%		1,128,796		759,053		369,743		49%
Realized Performance Compensation		(251,204)		(196,824)		(54,380)		28%		(545,740)		(367,965)		(177,775)		48%
Realized Principal Investment Income		24,952		19,859		5,093		26%		70,300		29,035		41,265		142%

Net Realizations		264,555		232,015		32,540		14%		653,356		420,123		233,233		56%

Segment Distributable Earnings		$981,479		$751,419		$230,060		31%		$1,967,158		$1,316,010		$651,148		49%

n/m	Not meaningful.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Segment Distributable Earnings were $981.5 million for the three months ended June 30, 2026, an increase of $230.1 million, compared to $751.4 million for the three months ended June 30, 2025. The increase in Segment Distributable Earnings was attributable to increases of $197.5 million in Fee Related Earnings and of $32.5 million in Net Realizations.

Our Private Equity segment generated strong performance across strategies in the second quarter of 2026, led by the performance of digital infrastructure investments and the energy portfolio. Fundraising in our drawdown and perpetual vehicles was strong across multiple strategies, underpinned by broad-based demand from institutional clients and in the private wealth channel.

In Corporate Private Equity, our operating companies exhibited solid revenue growth and healthy margins. The ongoing conflict in the Middle East has had the effect of slowing overall realization activity in the near term. Nevertheless, we have continued to take advantage of the initial public offerings market, which has strengthened considerably and should provide the foundation for greater realizations over time, particularly with improvement in geopolitical conditions.

The potential for artificial intelligence-driven disruption has recently weighed on equity capital markets and valuations of companies in certain sectors, such as software. We believe the ultimate impact of such disruption will vary significantly across companies based on multiple factors, with a number of companies well-positioned to be protected or benefit from such disruption. Nonetheless, valuations of select software companies have been and may be negatively impacted going forward.

Fee Related Earnings

Fee Related Earnings were $716.9 million for the three months ended June 30, 2026, an increase of $197.5 million, compared to $519.4 million for the three months ended June 30, 2025. The increase in Fee Related Earnings was primarily attributable to increases of $199.1 million in Fee Related Performance Revenues and $88.3 million in Management and Advisory Fees, Net, partially offset by an increase of $70.6 million in Fee Related Compensation.

Fee Related Performance Revenues were $391.4 million for the three months ended June 30, 2026, an increase of $199.1 million, compared to $192.3 million for the three months ended June 30, 2025. The increase was primarily attributable to higher performance revenues in BXPE and crystallization of performance revenues in BXINFRA.

Management and Advisory Fees, Net were $794.6 million for the three months ended June 30, 2026, an increase of $88.3 million, compared to $706.3 million for the three months ended June 30, 2025, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $76.4 million, primarily attributable to increased Fee-Earning Assets Under Management in BXPE, BIP and BXINFRA.

Fee Related Compensation was $337.5 million for the three months ended June 30, 2026, an increase of $70.6 million, compared to $266.9 million for the three months ended June 30, 2025. The increase was primarily attributable to increases in Fee Related Performance Revenues and Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $264.6 million for the three months ended June 30, 2026, an increase of $32.5 million, compared to $232.0 million for the three months ended June 30, 2025. The increase in Net Realizations was primarily attributable to an increase of $81.8 million in Realized Performance Revenues, partially offset by an increase of $54.4 million in Realized Performance Compensation.

Realized Performance Revenues were $490.8 million for the three months ended June 30, 2026, an increase of $81.8 million, compared to $409.0 million for the three months ended June 30, 2025. The increase was primarily attributable to increases in Realized Performance Revenues in Corporate Private Equity.

Realized Performance Compensation was $251.2 million for the three months ended June 30, 2026, an increase of $54.4 million, compared to $196.8 million for the three months ended June 30, 2025. The increase was primarily attributable to increases in Realized Performance Revenues.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Segment Distributable Earnings were $2.0 billion for the six months ended June 30, 2026, an increase of $651.1 million, compared to $1.3 billion for the six months ended June 30, 2025. The increase in Segment Distributable Earnings was attributable to an increase of $417.9 million in Fee Related Earnings and an increase of $233.2 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $1.3 billion for the six months ended June 30, 2026, an increase of $417.9 million, compared to $895.9 million for the six months ended June 30, 2025. The increase in Fee Related Earnings was primarily attributable to increases of $308.8 million in Fee Related Performance Revenues and $268.4 million in Management and Advisory Fees, Net, partially offset by an increase of $130.1 million in Fee Related Compensation.

Fee Related Performance Revenues were $562.1 million for the six months ended June 30, 2026, an increase of $308.8 million compared to $253.2 million for the six months ended June 30, 2025. The increase was primarily attributable to higher performance revenues in BXPE and crystallization of performance revenues in BXINFRA.

Management and Advisory Fees, Net were $1.6 billion for the six months ended June 30, 2026, an increase of $268.4 million compared to $1.3 billion for the six months ended June 30, 2025, primarily attributable to increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $157.9 million primarily attributable to increased Fee-Earning Assets Under Management in BXPE and BIP. Transaction, Advisory and Other Fees, Net increased $112.7 million, primarily attributable to increased volume of deal activity in BXCM.

Fee Related Compensation was $600.3 million for the six months ended June 30, 2026, an increase of $130.1 million, compared to $470.2 million for the six months ended June 30, 2025. The increase was primarily attributable to increases in Fee Related Performance Revenues and Management and Advisory Fees, Net, both of which impact Fee Related Compensation.

Net Realizations

Net Realizations were $653.4 million for the six months ended June 30, 2026, an increase of $233.2 million, compared to $420.1 million for the six months ended June 30, 2025. The increase in Net Realizations was primarily attributable to an increase of $369.7 million in Realized Performance Revenues, partially offset by an increase of $177.8 million in Realized Performance Compensation.

Realized Performance Revenues were $1.1 billion for the six months ended June 30, 2026, an increase of $369.7 million, compared to $759.1 million for the six months ended June 30, 2025. The increase was primarily attributable to increases in Realized Performance Revenues in Corporate Private Equity and Tactical Opportunities.

Realized Performance Compensation was $545.7 million for the six months ended June 30, 2026, an increase of $177.8 million, compared to $368.0 million for the six months ended June 30, 2025. The increase was primarily attributable to the increase in Realized Performance Revenues.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended June 30,				Six Months Ended June 30,				June 30, 2026 Inception to Date
	2026		2025		2026		2025		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	-4%	-4%	2%	2%	-7%	-5%	3%	2%	17%	13%	16%	12%
BCP VII	-1%	-1%	6%	5%	-3%	-3%	9%	7%	30%	24%	17%	12%
BCP VIII	2%	1%	5%	4%	0%	0%	7%	4%	35%	26%	16%	10%
BCP IX	6%	3%	19%	5%	10%	2%	19%	5%	n/m	n/m	101%	24%
BCP Asia I	-2%	-2%	12%	10%	-17%	-15%	3%	3%	47%	33%	29%	19%
BCP Asia II	9%	7%	17%	14%	11%	8%	10%	6%	141%	93%	46%	27%
BEP II	2%	2%	-7%	-6%	35%	28%	-9%	-9%	13%	9%	13%	9%
BEP III	9%	8%	3%	2%	55%	47%	3%	2%	46%	33%	46%	33%
BETP IV	26%	22%	10%	6%	38%	31%	49%	33%	n/m	n/m	142%	94%
BCEP I	-1%	-1%	1%	1%	-3%	-3%	1%	1%	36%	32%	17%	14%
BCEP II	6%	4%	5%	5%	8%	6%	10%	8%	42%	38%	21%	16%
Tactical Opportunities	5%	3%	4%	2%	10%	6%	7%	4%	18%	15%	15%	10%
Tactical Opportunities Co-Investment and Other	1%	0%	6%	5%	2%	2%	12%	8%	20%	18%	18%	15%
Clarus IV	0%	0%	-1%	-1%	4%	3%	-1%	-2%	14%	10%	14%	9%
BXLS V	2%	2%	10%	8%	8%	6%	15%	12%	19%	11%	27%	17%
BXG I	-1%	-2%	1%	0%	7%	6%	5%	2%	n/m	n/m	6%	2%
BXPE (b)	n/a	8%	n/a	6%	n/a	13%	n/a	10%	n/a	n/a	n/a	19%
BXPE - Class I (c)	n/a	8%	n/a	6%	n/a	13%	n/a	10%	n/a	n/a	n/a	20%
BIP (d)	7%	6%	3%	2%	19%	14%	11%	10%	n/a	n/a	23%	18%
BXINFRA (e)	n/a	6%	n/a	2%	n/a	10%	n/a	5%	n/a	n/a	n/a	15%
BXINFRA - Class I (f)	n/a	6%	n/a	2%	n/a	11%	n/a	5%	n/a	n/a	n/a	16%
Strategic Partners VII (g)	-1%	-1%	1%	0%	-2%	-2%	0%	-1%	n/a	n/a	19%	15%
Strategic Partners Real Assets II (g)	4%	4%	9%	8%	4%	3%	11%	10%	n/a	n/a	18%	15%
Strategic Partners VIII (g)	-3%	-3%	2%	1%	-6%	-7%	1%	0%	n/a	n/a	23%	17%
Strategic Partners Real Estate, SMA and Other (g)	-1%	-1%	-1%	-1%	5%	5%	2%	1%	n/a	n/a	12%	10%
Strategic Partners Infrastructure III (g)	1%	1%	4%	4%	2%	2%	5%	4%	n/a	n/a	20%	15%
Strategic Partners IX (g)	4%	3%	14%	12%	6%	5%	15%	13%	n/a	n/a	24%	17%
Strategic Partners GP Solutions (g)	0%	0%	4%	4%	1%	0%	1%	0%	n/a	n/a	3%	0%
BXGP (h)	4%	3%	3%	2%	0%	-1%	10%	8%	n/a	n/a	19%	12%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)

Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues. Excludes investment vehicles where Blackstone does not earn fees.

(b)

Reflects a per share blended return for each respective period, assuming BXPE had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXPE. These returns are not representative of the returns experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency that are not hedged. Inception to date returns are presented on an annualized basis and are from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(c)

Represents the blended returns for BXPE’s Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended Class I return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency that are not hedged. The Class I Total Net Return is from January 2, 2024 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(d)	Gross and net returns reflect infrastructure-focused funds for institutional investors.
(e)

Represents a per share blended return for each respective period, assuming BXINFRA had a single vehicle and a single share class, reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BXINFRA. These returns are not representative of the returns experienced by any particular vehicle, investor or share class. For purposes of calculating the blended return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency that are not hedged. Inception to date returns are presented on an annualized basis and are from January 2, 2025 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(f)

Represents the blended returns for BXINFRA Class I shares, its largest share class across vehicles. Performance varies by vehicle and share class. Class I Total Net Return assumes reinvestment of any dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the Class I shares. For purposes of calculating the blended Class I return, U.S. dollar equivalent returns have been included for share classes that are denominated in a foreign currency that are not hedged. The Class I Total Net Return is from January 2, 2025 and any share class or vehicle that has an inception date of less than one year from such latest reporting date is excluded from the calculation.

(g)

Gross and net returns are reported on a three-month lag, reflect Strategic Partners’ fund financial performance as of the prior quarter and therefore do not include the impact of economic and market activities in the current quarter. Realizations are treated as returns of capital until fully recovered and therefore inception to date realized returns are not applicable.

(h)

Blackstone GP Stakes (“BXGP”) gross and net returns represent BSCH I and II funds that invest as part of the Secondaries GP Stakes strategy. Returns include performance of investments in four public-market general partner stakes acquired in BSCH I, prior to a shift in BXGP’s strategy in 2017 to focus exclusively on private-markets general partners.

Funds With Closed Investment Periods as of June 30, 2026

Corporate Private Equity has eleven funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCP VIII, BEP I, BEP II, BEP III, BETP IV, BCEP I and BCP Asia I. BCP V is comprised of two fund classes, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. Each of the above-mentioned funds were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Tactical Opportunities has various funds with closed investment periods, which are each above their carried interest thresholds based on aggregate fund position. Blackstone Growth has one fund with a closed investment period, BXG I, which is not above its carried interest threshold. Secondaries has various funds with closed investment periods, including but not limited to: Strategic Partners Infrastructure III, Strategic Partners IX, Strategic Partners Real Estate VII and BSCH I which are above their respective carried interest thresholds based on aggregate fund position. Blackstone Life Sciences has funds with a closed investment period: Clarus IV, BXLS V and BXLS Yield, which are each above their carried interest thresholds.

Credit & Insurance

The following table presents the results of operations for our Credit & Insurance segment:

	$		$		$		$		$		$		$		$
	Three Months Ended June 30,				2026 vs. 2025				Six Months Ended June 30,				2026 vs. 2025
	2026		2025		$		%		2026		2025		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$493,622		$467,657		$25,965		6%		$1,003,469		$910,880		$92,589		10%
Transaction, Advisory and Other Fees, Net		91,769		13,980		77,789		556%		102,397		29,460		72,937		248%
Management Fee Offsets		(12,635)		(11,010)		(1,625)		15%		(24,623)		(22,669)		(1,954)		9%

Total Management and Advisory Fees, Net		572,756		470,627		102,129		22%		1,081,243		917,671		163,572		18%
Fee Related Performance Revenues		159,286		190,129		(30,843)		-16%		323,689		385,337		(61,648)		-16%
Fee Related Compensation		(237,568)		(220,305)		(17,263)		8%		(464,061)		(421,923)		(42,138)		10%
Other Operating Expenses		(124,404)		(107,426)		(16,978)		16%		(238,967)		(203,704)		(35,263)		17%

Fee Related Earnings		370,070		333,025		37,045		11%		701,904		677,381		24,523		4%

Realized Performance Revenues		11,540		87,393		(75,853)		-87%		89,666		178,990		(89,324)		-50%
Realized Performance Compensation		(3,746)		(30,433)		26,687		-88%		(34,943)		(70,928)		35,985		-51%
Realized Principal Investment Income (Loss)		(4,622)		5,800		(10,422)		n/m		(10,327)		113,703		(124,030)		n/m

Net Realizations		3,172		62,760		(59,588)		-95%		44,396		221,765		(177,369)		-80%

Segment Distributable Earnings		$373,242		$395,785		$(22,543)		-6%		$746,300		$899,146		$(152,846)		-17%

n/m	Not meaningful.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Segment Distributable Earnings were $373.2 million for the three months ended June 30, 2026, a decrease of $22.5 million, compared to $395.8 million for the three months ended June 30, 2025. The decrease in Segment Distributable Earnings was attributable to a decrease of $59.6 million in Net Realizations, partially offset by an increase of $37.0 million in Fee Related Earnings.

Our Credit & Insurance segment demonstrated stability and increasing diversification in the second quarter of 2026 amid a volatile market environment. Overall increased levels of financing and investment activity contributed to strong transaction and advisory fees and overall growth in fee revenues. Our non-investment grade private credit strategies generated modest returns, reflecting strong interest income and stable underlying credit performance across the majority of our holdings but offset by markdowns in select underperforming credits.

Fundraising in our Credit & Insurance segment was strong in the second quarter of 2026, benefitting from strong engagement with institutions across our non-investment grade strategies and long-term structural shifts in investment grade private credit. Opportunities for corporate and bank partnerships should also support momentum in investment grade private credit strategies.

In our perpetual private wealth strategies, redemption requests in BCRED remain elevated due, in large part, to heightened press and market attention around private credit, as well as concerns about decelerating performance. Concurrently, subscriptions to BCRED, albeit solid, decelerated from the prior quarter, resulting in net outflows in the second quarter of 2026. While net flows are likely to continue to be negatively impacted in light of the current market environment, so far in the third quarter redemption requests are significantly lower relative to the same time in the second quarter.

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

Fee Related Earnings

Fee Related Earnings were $370.1 million for the three months ended June 30, 2026, an increase of $37.0 million, compared to $333.0 million for the three months ended June 30, 2025. The increase in Fee Related Earnings was attributable to an increase of $102.1 million in Management and Advisory Fees, Net, partially offset by a decrease of $30.8 million in Fee Related Performance Revenues and an increase of $17.3 million in Fee Related Compensation.

Management and Advisory Fees, Net were $572.8 million for the three months ended June 30, 2026, an increase of $102.1 million, compared to $470.6 million for the three months ended June 30, 2025, primarily attributable to increases in Transaction, Advisory and Other Fees, Net and Base Management Fees. Transaction, Advisory and Other Fees, Net increased $77.8 million, primarily attributable to capital markets advisory revenues. Beginning in the three months ended June 30, 2026, capital markets advisory revenues generated in connection with certain financing transactions in infrastructure and asset based credit strategies are presented in the Credit & Insurance segment. Previously, all capital markets advisory revenues were included in the Private Equity segment as part of the BXCM business. Base Management Fees increased $26.0 million, primarily attributable to an increase in Fee-Earning Assets Under Management in our insurance platform.

Fee Related Performance Revenues were $159.3 million for the three months ended June 30, 2026, a decrease of $30.8 million, compared to $190.1 million for the three months ended June 30, 2025. The decrease was primarily attributable to lower Fee Related Performance Revenues in BXSL.

Fee Related Compensation was $237.6 million for the three months ended June 30, 2026, an increase of $17.3 million, compared to $220.3 million for the three months ended June 30, 2025. The increase was primarily attributable to an increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $3.2 million for the three months ended June 30, 2026, a decrease of $59.6 million, compared to $62.8 million for the three months ended June 30, 2025. The decrease in Net Realizations was attributable to a decrease of $75.9 million in Realized Performance Revenues, partially offset by a decrease of $26.7 million in Realized Performance Compensation.

Realized Performance Revenues were $11.5 million for the three months ended June 30, 2026, a decrease of $75.9 million, compared to $87.4 million for the three months ended June 30, 2025. The decrease was primarily attributable to decreases in Realized Performance Revenues in private corporate credit funds.

Realized Performance Compensation was $3.7 million for the three months ended June 30, 2026, a decrease of $26.7 million, compared to $30.4 million for the three months ended June 30, 2025. The decrease was primarily attributable to the decrease in Realized Performance Revenues.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Segment Distributable Earnings were $746.3 million for the six months ended June 30, 2026, a decrease of $152.8 million, compared to $899.1 million for the six months ended June 30, 2025. The decrease in Segment Distributable Earnings was attributable to a decrease of $177.4 million in Net Realizations, partially offset by an increase of $24.5 million in Fee Related Earnings.

Fee Related Earnings

Fee Related Earnings were $701.9 million for the six months ended June 30, 2026, an increase of $24.5 million, compared to $677.4 million for the six months ended June 30, 2025. The increase in Fee Related Earnings was primarily attributable to an increase of $163.6 million in Management and Advisory Fees, Net, partially offset by a decrease of $61.6 million in Fee Related Performance Revenues and an increase of $42.1 million in Fee Related Compensation.

Management and Advisory Fees, Net were $1.1 billion for the six months ended June 30, 2026, an increase of $163.6 million, compared to $917.7 million for the six months ended June 30, 2025, primarily attributable to increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $92.6 million, primarily attributable to an increase in Fee-Earning Assets Under Management in private corporate credit. Transaction, Advisory and Other Fees, Net increased $72.9 million, primarily attributable to capital markets advisory revenues in infrastructure and asset based credit.

Fee Related Performance Revenues were $323.7 million for the six months ended June 30, 2026, a decrease of $61.6 million, compared to $385.3 million for the six months ended June 30, 2025. The decrease was primarily attributable to lower Fee Related Performance Revenues in BXSL.

Fee Related Compensation was $464.1 million for the six months ended June 30, 2026, an increase of $42.1 million, compared to $421.9 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $44.4 million for the six months ended June 30, 2026, a decrease of $177.4 million, compared to $221.8 million for the six months ended June 30, 2025. The decrease in Net Realizations was primarily attributable to decreases of $124.0 million in Realized Principal Investment Income (Loss) and of $89.3 million in Realized Performance Revenues, partially offset by a decrease of $36.0 million in Realized Performance Compensation.

Realized Principal Investment Income (Loss) was $(10.3) million for the six months ended June 30, 2026, a decrease of $124.0 million, compared to $113.7 million for the six months ended June 30, 2025. The decrease was primarily attributable to the sale of Bistro, Blackstone’s internally developed portfolio visualization software platform, in the first quarter of 2025.

Realized Performance Revenues was $89.7 million for the six months ended June 30, 2026, a decrease of $89.3 million, compared to $179.0 million for the six months ended June 30, 2025. The decrease was primarily attributable to lower Realized Performance Revenues in our private corporate credit funds.

Realized Performance Compensation was $34.9 million for the six months ended June 30, 2026, a decrease of $36.0 million, compared to $70.9 million for the six months ended June 30, 2025. The decrease was primarily attributable to a decrease in Realized Performance Revenues.

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

The following table presents the return information for the Private Credit and Liquid Credit composites:

	$		$		$		$		$		$		$		$		$		$
	Three Months Ended June 30,								Six Months Ended June 30,								June 30, 2026 Inception to Date
	2026				2025				2026				2025
Composite (a)	Gross		Net		Gross		Net		Gross		Net		Gross		Net		Gross		Net
Private Credit (b)		1%		0%		3%		2%		2%		0%		6%		4%		14%		9%
Liquid Credit (b)		2%		2%		2%		2%		1%		1%		3%		3%		5%		5%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
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

Operating Metrics

The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	$		$		$		$
	Invested Performance Eligible Assets Under Management				Estimated % Above High Water Mark/ Hurdle (a)
	As of June 30,				As of June 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
Credit & Insurance (b)		$121,054,193		$115,155,531		99%		99%

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

(b)

For the Credit & Insurance managed funds, at June 30, 2026, the incremental appreciation needed for the 1% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.6 billion, an increase of $213.9 million, compared to $2.4 billion at June 30, 2025. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of June 30, 2026, 36% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing

The following table presents the results of operations for our Multi-Asset Investing segment:

	$		$		$		$		$		$		$		$
	Three Months Ended June 30,				2026 vs. 2025				Six Months Ended June 30,				2026 vs. 2025
	2026		2025		$		%		2026		2025		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$155,734		$130,793		$24,941		19%		$302,263		$251,644		$50,619		20%
Transaction, Advisory and Other Fees, Net		145		1,002		(857)		-86%		(1,462)		2,465		(3,927)		n/m

Total Management and Advisory Fees, Net		155,879		131,795		24,084		18%		300,801		254,109		46,692		18%
Fee Related Compensation		(42,865)		(42,877)		12		—		(89,892)		(84,397)		(5,495)		7%
Other Operating Expenses		(29,587)		(25,469)		(4,118)		16%		(55,351)		(49,891)		(5,460)		11%

Fee Related Earnings		83,427		63,449		19,978		31%		155,558		119,821		35,737		30%

Realized Performance Revenues		17,670		13,161		4,509		34%		39,975		12,504		27,471		220%
Realized Performance Compensation		(3,915)		(5,228)		1,313		-25%		(19,282)		(5,746)		(13,536)		236%
Realized Principal Investment Income		509		965		(456)		-47%		1,644		1,447		197		14%

Net Realizations		14,264		8,898		5,366		60%		22,337		8,205		14,132		172%

Segment Distributable Earnings		$97,691		$72,347		$25,344		35%		$177,895		$128,026		$49,869		39%

n/m	Not meaningful.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Segment Distributable Earnings were $97.7 million for the three months ended June 30, 2026, an increase of $25.3 million, compared to $72.3 million for the three months ended June 30, 2025. The increase in Segment Distributable Earnings was attributable to increases of $20.0 million in Fee Related Earnings and $5.4 million in Net Realizations.

All the strategies in our Multi-Asset Investing segment exhibited positive performance in the second quarter of 2026, driven by strong performance of investments in the artificial-intelligence sector. In particular, the Absolute Return Composite had its twenty-fifth consecutive quarter of positive performance, including across our equities, quantitative, macro and credit strategies. Continued strong performance in the segment has and is contributing to favorable fundraising dynamics, including its best single month of fundraising with $4.8 billion of inflows subsequent to quarter end.

Fee Related Earnings

Fee Related Earnings were $83.4 million for the three months ended June 30, 2026, an increase of $20.0 million, compared to $63.4 million for the three months ended June 30, 2025. The increase in Fee Related Earnings was primarily attributable to an increase of $24.1 million in Management and Advisory Fees, Net.

Management and Advisory Fees, Net were $155.9 million for the three months ended June 30, 2026, an increase of $24.1 million, compared to $131.8 million for the three months ended June 30, 2025, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $24.9 million, primarily attributable to an increase in Fee-Earning Assets Under Management in Absolute Return.

Net Realizations

Net Realizations were $14.3 million for the three months ended June 30, 2026, an increase of $5.4 million, compared to $8.9 million for the three months ended June 30, 2025. The increase in Net Realizations was primarily attributable to an increase of $4.5 million in Realized Performance Revenues.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Segment Distributable Earnings were $177.9 million for the six months ended June 30, 2026, an increase of $49.9 million, compared to $128.0 million for the six months ended June 30, 2025. The increase in Segment Distributable Earnings was attributable to increases of $35.7 million in Fee Related Earnings and $14.1 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $155.6 million for the six months ended June 30, 2026, an increase of $35.7 million, compared to $119.8 million for the six months ended June 30, 2025. The increase in Fee Related Earnings was primarily attributable to an increase of $46.7 million in Management and Advisory Fees, Net, partially offset by an increase of $5.5 million in Fee Related Compensation.

Management and Advisory Fees, Net were $300.8 million for the six months ended June 30, 2026, an increase of $46.7 million, compared to $254.1 million for the six months ended June 30, 2025, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $50.6 million, primarily attributable to an increase in Fee-Earning Assets Under Management in Absolute Return.

Fee Related Compensation was $89.9 million for the six months ended June 30, 2026, an increase of $5.5 million, compared to $84.4 million for the six months ended June 30, 2025, primarily attributable to an increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $22.3 million for the six months ended June 30, 2026, an increase of $14.1 million, compared to $8.2 million for the six months ended June 30, 2025. The increase in Net Realizations was attributable to an increase of $27.5 million in Realized Performance Revenues, partially offset by an increase of $13.5 million in Realized Performance Compensation.

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

The following table presents the return information of the Absolute Return Composite:

	Three Months Ended June 30,				Six Months Ended June 30,				Average Annual Returns (a)
									Periods Ended June 30, 2026
	2026		2025		2026		2025		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	6%	5%	3%	3%	8%	7%	5%	5%	15%	14%	13%	12%	10%	9%	8%	7%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics

The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	$		$		$		$
	Invested Performance Eligible Assets Under Management				Estimated % Above High Water Mark/ Benchmark (a)
	As of June 30,				As of June 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)		$64,017,666		$52,523,386		100%		97%

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

(b)

For the Multi-Asset Investing managed funds, at June 30, 2026, the incremental appreciation needed for the less than 1% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $67.6 million, a decrease of $104.7 million, compared to $172.3 million at June 30, 2025. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of June 30, 2026, 48% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.		$1,229,189		$764,244		$1,878,918		$1,379,096
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		946,074		602,844		1,415,875		1,088,319
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		175,649		240,836		293,016		341,383
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		5,154		18,209		26,164		26,109

Net Income		2,356,066		1,626,133		3,613,973		2,834,907
Provision for Taxes		452,386		289,494		649,536		533,321

Net Income Before Provision for Taxes		2,808,452		1,915,627		4,263,509		3,368,228
Transaction-Related and Non-Recurring Items (a)		71		10,381		7,038		29,205
Amortization of Intangibles (b)		7,288		7,333		14,576		14,666
Impact of Consolidation (c)		(180,803)		(259,045)		(319,180)		(367,492)
Unrealized Performance Revenues (d)		(587,150)		(313,256)		(870,505)		(576,457)
Unrealized Performance Allocations Compensation (e)		236,129		152,618		325,830		256,177
Unrealized Principal Investment Income (f)		(443,186)		(294,093)		(121,050)		(455,350)
Other Revenues (g)		(11,898)		225,083		(62,826)		298,718
Equity-Based Compensation (h)		353,753		312,018		914,970		783,320
Administrative Fee Adjustment (i)		4,426		4,112		8,994		8,298
Taxes and Related Payables (j)		(209,833)		(195,015)		(419,269)		(382,745)

Distributable Earnings		1,977,249		1,565,763		3,742,087		2,976,568
Taxes and Related Payables (j)		209,833		195,015		419,269		382,745
Net Interest and Dividend Loss (k)		10,606		24,643		32,724		45,173

Total Segment Distributable Earnings		2,197,688		1,785,421		4,194,080		3,404,486
Realized Performance Revenues (l)		(730,885)		(553,121)		(1,511,379)		(1,013,144)
Realized Performance Compensation (m)		344,124		256,624		708,180		477,548
Realized Principal Investment Income (n)		(27,499)		(29,421)		(59,472)		(147,331)

Fee Related Earnings		$1,783,428		$1,459,503		$3,331,409		$2,721,559

Adjusted EBITDA Reconciliation
Distributable Earnings		$1,977,249		$1,565,763		$3,742,087		$2,976,568
Interest Expense (o)		144,830		125,033		274,888		242,983
Taxes and Related Payables (j)		209,833		195,015		419,269		382,745
Depreciation and Amortization (p)		25,772		26,642		51,910		48,868

Adjusted EBITDA		$2,357,684		$1,912,453		$4,488,154		$3,651,164

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

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations		$587,140		$313,283		$870,592		$576,484
Segment Adjustment		10		(27)		(87)		(27)

Unrealized Performance Revenues		$587,150		$313,256		$870,505		$576,457

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income		$414,821		$365,391		$29,819		$524,104
Segment Adjustment		28,365		(71,298)		91,231		(68,754)

Unrealized Principal Investment Income		$443,186		$294,093		$121,050		$455,350

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents the removal of certain Transaction-Related and Non-Recurring Items.

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
GAAP Other Revenue		$11,947		$(225,063)		$62,920		$(298,673)
Segment Adjustment		(49)		(20)		(94)		(45)

Other Revenues		$11,898		$(225,083)		$62,826		$(298,718)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
Taxes		$179,996		$167,162		$358,753		$329,697
Related Payables		29,837		27,853		60,516		53,048

Taxes and Related Payables		$209,833		$195,015		$419,269		$382,745

(k)

This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	$		$		$		$
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue		$134,224		$100,389		$242,164		$197,809
Segment Adjustment		—		1		—		1

Interest and Dividend Revenue		134,224		100,390		242,164		197,810

GAAP Interest Expense		145,023		135,822		282,076		253,937
Segment Adjustment		(193)		(10,789)		(7,188)		(10,954)

Interest Expense		144,830		125,033		274,888		242,983

Net Interest and Dividend Loss		$(10,606)		$(24,643)		$(32,724)		$(45,173)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.

(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	$		$
	June 30,
	2026		2025
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds		$5,233,815		$5,101,278
Equity Method Investments
Partnership Investments		6,535,521		6,942,526
Accrued Performance Allocations		13,906,754		12,054,879
Corporate Treasury Investments		401,465		229,497
Other Investments		8,510,174		6,807,324

Total GAAP Investments		$34,587,729		$31,135,504

Accrued Performance Allocations - GAAP		$13,906,754		$12,054,879
Due from Affiliates - GAAP (a)		169,131		229,359
Less: Net Realized Performance Revenues (b)		(591,552)		(456,507)
Less: Accrued Performance Compensation - GAAP (c)		(6,016,432)		(5,220,188)

Net Accrued Performance Revenues		$7,467,901		$6,607,543

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued performance compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.

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

Total Assets were $49.9 billion as of June 30, 2026, an increase of $2.2 billion from December 31, 2025. The increase in Total Assets was primarily attributable to an increase of $2.1 billion in total assets attributable to consolidated operating partnerships.

•

The increase in total assets attributable to consolidated operating partnerships was primarily attributable to an increase of $2.3 billion in Investments. The increase in Investments was primarily attributable to appreciation in our Private Equity segment.

Total Liabilities were $27.5 billion as of June 30, 2026, an increase of $1.6 billion from December 31, 2025. The increase in Total Liabilities was primarily attributable to an increase of $1.7 billion in total liabilities attributable to consolidated operating partnerships.

•

The increase in total liabilities attributable to consolidated operating partnerships was primarily attributable to increases of $752.1 million in Loans Payable and of $432.8 million in Accrued Compensation and Benefits.

○	The increase in Loans Payable was primarily attributable to a draw of our revolving credit facility (the “Revolving Credit Facility”) during the quarter ended March 31, 2026.

○	The increase in Accrued Compensation and Benefits was primarily attributable to an increase in compensation-related accruals.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes and other borrowings, liquid investments we hold on our Condensed Consolidated Statement of Financial Condition and access to our $4.325 billion committed Revolving Credit Facility. As of June 30, 2026, Blackstone had $2.5 billion in Cash and Cash Equivalents, $401.5 million invested in Corporate Treasury Investments and $8.5 billion in Other Investments (which included $7.8 billion of liquid investments), against $13.2 billion in borrowings, which included our bond issuances and $800.0 million of outstanding borrowings under the Revolving Credit Facility.

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

Capital Commitments

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of June 30, 2026 consisted of the following:

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP VII		$300,000		$18,989		$100,000		$6,330
BREP VIII		300,000		22,744		100,000		7,581
BREP IX		300,000		39,056		100,000		13,019
BREP X		300,000		158,750		100,000		52,917
BREP Europe III		100,000		2,493		35,000		831
BREP Europe IV		130,000		10,641		43,333		3,547
BREP Europe V		150,000		12,476		43,333		3,604
BREP Europe VI		130,000		38,004		43,333		12,668
BREP Europe VII		130,000		75,128		43,333		25,043
BREP Asia I		50,000		7,151		16,667		2,384
BREP Asia II		70,707		11,579		23,569		3,860
BREP Asia III		81,078		41,994		27,026		13,998
BREDS III		50,000		11,358		16,667		3,786
BREDS IV		50,000		10,613		49,113		10,425
BREDS V		50,000		37,965		48,070		36,499
BPP		250,934		24,473		—		—
Other (c)		63,220		38,868		—		—

Total Real Estate		2,505,939		562,282		789,444		196,492

Private Equity
BCP V		593,356		29,573		—		—
BCP VI		719,718		81,400		250,000		28,275
BCP VII		500,000		25,739		225,000		11,582
BCP VIII		500,000		91,308		225,000		41,089
BCP IX		500,000		415,389		225,000		186,925
BEP I		50,000		4,728		—		—
BEP II		80,000		10,498		26,667		3,499
BEP III		80,000		32,162		26,667		10,721
BETP IV		80,000		36,224		26,667		12,075
BETP V		111,814		111,814		37,271		37,271
BCP Asia I		40,000		5,869		13,333		1,956
BCP Asia II		100,000		47,306		33,333		15,769
BCP Asia III		200,000		200,000		66,667		66,667

continued...

Capital Commitments continued

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Private Equity (continued)
Core Private Equity I		$117,747		$27,016		$18,992		$4,358
Core Private Equity II		160,000		118,070		32,640		24,086
Tactical Opportunities		558,492		222,313		186,164		74,104
Strategic Partners (Secondaries)		1,910,861		935,245		1,541,281		831,632
BIP		568,934		141,405		—		—
Life Sciences		239,856		157,547		37,353		18,674
Growth		170,221		93,191		56,405		31,041
Other (c)		90,209		21,057		—		—

Total Private Equity		7,371,208		2,807,854		3,028,440		1,399,724

Credit & Insurance
Mezzanine / Opportunistic II		120,000		29,059		110,101		26,661
Mezzanine / Opportunistic III		130,783		33,617		98,118		25,221
Mezzanine / Opportunistic IV		122,000		50,984		116,146		48,537
Mezzanine / Opportunistic V		130,000		121,420		122,140		114,079
Stressed / Distressed II		125,000		51,612		119,878		49,497
Stressed / Distressed III		151,000		20,422		146,432		19,804
European Senior Debt I		63,000		2,873		56,882		2,594
European Senior Debt II		92,982		32,426		90,915		31,751
European Senior Debt III		23,870		10,326		19,807		8,568
Energy I		80,000		36,700		75,445		34,611
Energy II		150,000		102,832		149,011		102,154
Energy III		127,000		110,741		120,493		105,067
Energy SMAs		52,829		25,370		4,944		3,281
Credit Alpha Fund		52,102		19,752		50,670		19,209
Credit Alpha Fund II		25,500		12,550		24,360		11,988
Direct Lending SMAs		103,485		63,391		53,849		33,403
European Senior Direct Lending Fund		32,106		25,544		21,241		16,899
Blackstone Asset Based Finance Partners LP		57,068		57,068		29,077		29,077
Other (c)		126,067		82,936		1,728		709

Total Credit & Insurance		1,764,792		889,623		1,411,237		683,110

continued...

Capital Commitments continued

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance III		$22,000		$24,263		$—		$—
Strategic Alliance IV		15,000		9,287		—		—
Dislocation		20,000		12,156		—		—
Other (c)		4,746		1,847		—		—

Total Multi-Asset Investing		61,746		47,553		—		—

Other
Treasury (d)		1,889,212		1,597,241		—		—

		$13,592,897		$5,904,553		$5,229,121		$2,279,326

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

Borrowings

As of June 30, 2026, Blackstone Holdings Finance Co. L.L.C. and Blackstone Reg Finance Co. L.L.C. (each an “Issuer” and together the “Issuers”), both indirect subsidiaries of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

		$12,391,740

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

Blackstone, through Blackstone Holdings Finance Co. L.L.C., has a $4.325 billion unsecured Revolving Credit Facility with Citibank, N.A., as administrative agent with a maturity date of October 16, 2030. As of June 30, 2026, Blackstone had $800.0 million of outstanding borrowings under the Revolving Credit Facility. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.

For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and the Revolving Credit Facility see “—Contractual Obligations.”

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2026 on a consolidated basis and on a basis deconsolidating the Blackstone Funds:

	$		$		$		$		$
Contractual Obligations	July 1, 2026 to December 31, 2026		2027-2028		2029-2030		Thereafter		Total
	(Dollars in Thousands)
Operating Lease Obligations (a)		$116,542		$415,225		$288,011		$760,436		$1,580,214
Purchase Obligations		93,106		163,684		7,260		44		264,094
Blackstone Operating Borrowings (b)		685,320		1,550,000		2,585,320		8,371,100		13,191,740
Interest on Blackstone Operating Borrowings (c)		275,050		1,019,016		929,086		3,221,059		5,444,211
Borrowings of Consolidated Blackstone Funds		—		—		126,896		—		126,896
Interest on Borrowings of Consolidated Blackstone Funds		4,400		16,421		2,021		—		22,842
Blackstone Funds Capital Commitments to Investee Funds (d)		891,114		—		—		—		891,114
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)		—		243,837		413,287		1,409,979		2,067,103
Unrecognized Tax Benefits, Including Interest and Penalties (f)		—		—		—		—		—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)		5,904,553		—		—		—		5,904,553

Consolidated Contractual Obligations		7,970,085		3,408,183		4,351,881		13,762,618		29,492,767
Borrowings of Consolidated Blackstone Funds		—		—		(126,896)		—		(126,896)
Interest on Borrowings of Consolidated Blackstone Funds		(4,400)		(16,421)		(2,021)		—		(22,842)
Blackstone Funds Capital Commitments to Investee Funds (d)		(891,114)		—		—		—		(891,114)

Blackstone Operating Entities Contractual Obligations		$7,074,571		$3,391,762		$4,222,964		$13,762,618		$28,451,915

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

(b)

Represents the principal amounts due on our senior notes. For our senior notes, we assume no pre-payments and the borrowings are held until their final maturity. As of June 30, 2026, we had $800.0 million of outstanding borrowings under our Revolving Credit Facility, which are presented as due in 2030, the contractual maturity date of the Revolving Credit Facility.

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

(f)

Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $340.0 million and interest of $137.1 million as of June 30, 2026; therefore, such amounts are not included in the above contractual obligations table.

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

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our condensed consolidated financial statements as of June 30, 2026.

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

During the three and six months ended June 30, 2026, Blackstone repurchased 0.2 million and 0.4 million shares of common stock, pursuant to its repurchase program, at a total cost of $24.0 million and $48.4 million, respectively. As of June 30, 2026, the amount remaining available for repurchases under the program was $1.6 billion.

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

With respect to the second quarter of fiscal year 2026, we paid to stockholders of our common stock a dividend of $1.29 per share, aggregating to $2.45 per share of common stock in respect of the two fiscal quarters ended June 30, 2026. With respect to fiscal year 2025, we paid stockholders aggregate dividends of $4.74 per share.

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

The following table presents information regarding financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Condensed Consolidated Statements of Financial Condition:

$
Repurchase Agreements
(Dollars in Millions)
Balance, June 30, 2026	$338.5
Balance, December 31, 2025	$289.2
Six Months Ended June 30, 2026
Average Daily Balance	$394.8
Maximum Daily Balance	$605.9

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, performance revenues and investment income. There were no material changes in our market risks as of June 30, 2026 as compared to December 31, 2025. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended June 30, 2026:

	$		$		$		$
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (a)
Apr. 1 - Apr. 30, 2026		5,128		$123.96		5,128		$1,664,642
May 1 - May 31, 2026		102,560		$120.27		102,560		$1,652,306
Jun. 1 - Jun. 30, 2026		92,312		$119.69		92,312		$1,641,258

		200,000				200,000

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Election of Directors

On August 6, 2026, Blackstone Group Management L.L.C., by a written consent as the sole holder of our Series II preferred stock, elected Stephen A. Schwarzman, Jonathan D. Gray, Joseph P. Baratta, William G. Parrett, James W. Breyer, Reginald J. Brown, Rochelle B. Lazarus, and Ruth Porat as directors of Blackstone Inc. Each director was serving as a director of Blackstone Inc. at the time of election.

Annual Meeting of Stockholders

We will hold our 2026 annual meeting of stockholders (the “Annual Meeting”) at 9:00 a.m., Eastern Time, on September 22, 2026. The Annual Meeting will be held in a virtual meeting format only. Stockholders of record at the close of business on August 21, 2026 (the “Record Date”) can attend the meeting at https://event.webcasts.com/starthere.jsp?ei=1767610&tp_key=a173f6d75a. In order to access the Annual Meeting, please be prepared to confirm your ownership of common stock as of the Record Date. Please note that there will not be any matter for stockholders to vote on at the Annual Meeting, and, as such, no action is expected to be taken at the Annual Meeting. Please note that we are not planning on providing any update on our business during the Annual Meeting.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*+	Seventh Amended and Restated Exchange Agreement, dated as of July 2, 2026, among Blackstone Inc., Blackstone Holdings AI L.P., Blackstone Holdings I L.P., Blackstone Holdings II L.P., Blackstone Holdings III L.P., Blackstone Holdings IV L.P. and the Blackstone Holdings Limited Partners from time to time party thereto.

10.2*+	Amended and Restated Exempted Limited Partnership Agreement of BMA Asia III GP L.P. dated as of August 7, 2026 and deemed effective as of February 3, 2025.

10.3*+	Amended and Restated Exempted Limited Partnership Agreement of BXLS Yield GP L.P. dated as of August 7, 2026 and deemed effective as of September 20, 2021.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

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

Date: August 7, 2026

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)