Form 10-Q
period 2026-09-30
Blackstone Inc.
filed 2026-11-06
CIK 1393818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number:
001-33551

Blackstone Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8875684 (I.R.S. Employer Identification No.)
345 Park Avenue
New York
,
New York
10154
(Address of principal executive offices)(Zip Code)
(212
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
of the Exchange Act). Yes
☐
 No
☒
As of October 30, 2026, there were 751,115,317 shares of common stock of the registrant outstanding.

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

Website and Social Media Disclosure

We may use our website (www.blackstone.com), Facebook page (www.facebook.com/blackstone), X (Twitter) (www.x.com/blackstone), LinkedIn (www.linkedin.com/company/blackstonegroup), Instagram (www.instagram.com/blackstone), SoundCloud (www.soundcloud.com/blackstone-300250613), Pandora (https://www.pandora.com/artist/blackstone/ARvlPz9Plblrlmg), PodBean (https://insideblackstone.podbean.com/), Spotify (https://open.spotify.com/show/5tSTm8KyzHRko8hD5vmW9b and https://open.spotify.com/artist/52Eom8vQxM8Lk75ZZlf2hJ), YouTube (www.youtube.com/user/blackstonegroup), Apple Podcast (https://podcasts.apple.com/ug/podcast/inside-blackstone/id6808978952), Podchaser (https://www.podchaser.com/podcasts/inside-blackstone-6604179), iHeart Radio (https://www.iheart.com/podcast/1333-inside-blackstone-343378595) and Amazon Music (https://music.amazon.com/podcasts/0272bba6-0230-4043-ab29-c3573216703e/inside-blackstone) accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone when you enroll your email address by visiting the “Contact Us/E-mail Alerts” section of our website at http://ir.blackstone.com. The contents of our website, any alerts and social media channels are not, however, a part of this report.

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

Part I. Financial Information
Item 1. Financial Statements
Blackstone Inc.
Condensed Consolidated Statements of Financial Condition (Unaudited)
(Dollars in Thousands, Except Share Data)

	$		$
	September 30, 2026		December 31, 2025
Assets
Cash and Cash Equivalents		$3,037,534		$2,631,241
Cash Held by Blackstone Funds and Other		228,704		223,441
Investments		33,853,661		32,212,111
Accounts Receivable		451,491		291,758
Due from Affiliates		6,504,395		6,357,462
Intangible Assets, Net		104,250		131,359
Goodwill		1,890,202		1,890,202
Other Assets		1,017,579		1,157,719
Right-of-Use Assets		723,119		757,459
Deferred Tax Assets		1,825,032		2,056,223

Total Assets		$49,635,967		$47,708,975

Liabilities and Equity
Loans Payable		$13,401,446		$12,445,144
Due to Affiliates		3,895,907		3,224,432
Accrued Compensation and Benefits		7,103,730		6,411,389
Operating Lease Liabilities		792,395		861,021
Accounts Payable, Accrued Expenses and Other Liabilities		3,425,889		2,885,817

Total Liabilities		28,619,367		25,827,803

Commitments and Contingencies
Redeemable Non-Controlling Interests in Consolidated Entities		1,428,451		1,380,503

Equity
Stockholders’ Equity of Blackstone Inc.
Common Stock, $0.00001 par value, 90 billion shares authorized, (760,147,136 shares issued and outstanding as of September 30, 2026; 748,688,068 shares issued and outstanding as of December 31, 2025)		7		7
Series I Preferred Stock, $0.00001 par value, 999,999,000 shares authorized, (1 share issued and outstanding as of September 30, 2026 and December 31, 2025)		—		—
Series II Preferred Stock, $0.00001 par value, 1,000 shares authorized, (1 share issued and outstanding as of September 30, 2026 and December 31, 2025)		—		—
Additional Paid-in-Capital		9,240,118		8,479,886
Retained Earnings (Deficit)		(383,194)		191,641
Accumulated Other Comprehensive Loss		(18,794)		(6,008)

Total Stockholders’ Equity of Blackstone Inc.		8,838,137		8,665,526
Non-Controlling Interests in Consolidated Entities		5,916,813		7,224,211
Non-Controlling Interests in Blackstone Holdings		4,833,199		4,610,932

Total Equity		19,588,149		20,500,669

Total Liabilities and Equity		$49,635,967		$47,708,975

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

	$		$
	September 30, 2026		December 31, 2025
Assets
Cash Held by Blackstone Funds and Other		$228,704		$223,441
Investments		4,756,921		5,180,879
Accounts Receivable		1,726		16,388
Due from Affiliates		329,958		366,388
Other Assets		8,110		14,705

Total Assets		$5,325,419		$5,801,801

Liabilities
Loans Payable		$442,698		$126,421
Due to Affiliates		149,985		181,587
Accounts Payable, Accrued Expenses and Other Liabilities		338,953		58,996

Total Liabilities		$931,636		$367,004

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in Thousands, Except Share and Per Share Data)

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenues
Management and Advisory Fees, Net		$2,178,108		$2,056,248		$6,592,734		$5,996,060

Incentive Fees		172,729		200,675		497,228		587,914

Investment Income (Loss)
Performance Allocations
Realized		831,786		997,296		3,300,134		2,389,166
Unrealized		(627,149)		(215,818)		243,443		360,666
Principal Investments
Realized		119,848		152,652		368,453		435,365
Unrealized		249,881		(238,658)		279,700		285,446

Total Investment Income		574,366		695,472		4,191,730		3,470,643

Interest and Dividend Revenue		125,941		107,538		368,105		305,347
Other		11,744		28,702		74,664		(269,971)

Total Revenues		3,062,888		3,088,635		11,724,461		10,089,993

Expenses
Compensation and Benefits
Compensation		900,734		845,659		3,030,657		2,745,379
Incentive Fee Compensation		49,280		61,882		153,364		186,274
Performance Allocations Compensation
Realized		309,755		354,765		1,308,468		927,846
Unrealized		(193,497)		(31,547)		132,333		224,630

Total Compensation and Benefits		1,066,272		1,230,759		4,624,822		4,084,129
General, Administrative and Other		416,358		383,580		1,198,289		1,076,770
Interest Expense		132,936		126,288		415,012		380,225
Fund Expenses		9,733		10,060		25,081		36,598

Total Expenses		1,625,299		1,750,687		6,263,204		5,577,722

Other Income
Net Gains from Fund Investment Activities		93,418		108,634		333,259		302,539

Total Other Income		93,418		108,634		333,259		302,539

Income Before Provision for Taxes		1,531,007		1,446,582		5,794,516		4,814,810
Provision for Taxes		258,564		209,657		908,100		742,978

Net Income		1,272,443		1,236,925		4,886,416		4,071,832
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		3,486		29,008		29,650		55,117
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		106,764		125,890		399,780		467,273
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		499,821		457,110		1,915,696		1,545,429

Net Income Attributable to Blackstone Inc.		$662,372		$624,917		$2,541,290		$2,004,013

Net Income Per Share of Common Stock
Basic		$0.83		$0.80		$3.20		$2.57

Diluted		$0.83		$0.80		$3.19		$2.57

Weighted-Average Shares of Common Stock Outstanding
Basic		799,758,418		782,633,394		795,043,881		778,978,328

Diluted		799,980,341		782,681,135		795,444,204		779,212,020

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in Thousands)

	$		$		$		$
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2026		2025		2026		2025
Net Income		$1,272,443		$1,236,925		$4,886,416		$4,071,832
Other Comprehensive Income (Loss) – Currency Translation Adjustment		(3,853)		(42,000)		(54,794)		199,527

Comprehensive Income		1,268,590		1,194,925		4,831,622		4,271,359

Less:
Comprehensive Income (Loss) Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		(61)		(943)		(2,424)		190,695
Comprehensive Income Attributable to Non-Controlling Interests in Consolidated Entities		106,764		125,890		399,780		467,273
Comprehensive Income Attributable to Non-Controlling Interests in Blackstone Holdings		499,720		451,718		1,905,762		1,574,654

Comprehensive Income Attributable to Non-Controlling Interests		606,423		576,665		2,303,118		2,232,622

Comprehensive Income Attributable to Blackstone Inc.		$662,167		$618,260		$2,528,504		$2,038,737

See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at June 30, 2026	752,601,287	$7	$9,051,771	$(18,646)	$(18,589)	$9,014,543	$7,104,291	$4,943,311	$21,062,145	$1,371,083
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(1,374,449)	—	(1,374,449)	—
Net Income	—	—	—	662,372	—	662,372	106,764	499,821	1,268,957	3,486
Currency Translation Adjustment	—	—	—	—	(205)	(205)	—	(101)	(306)	(3,547)
Capital Contributions	—	—	—	—	—	—	284,046	4,428	288,474	100,334
Capital Distributions	—	—	—	(1,026,920)	—	(1,026,920)	(200,956)	(661,427)	(1,889,303)	(42,905)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	57	—	—	57	(2,883)	—	(2,826)	—
Deferred Tax Effects on Equity Transactions	—	—	14,228	—	—	14,228	—	—	14,228	—
Equity-Based Compensation	—	—	203,857	—	—	203,857	—	120,286	324,143	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	7,503,629	—	(82,078)	—	—	(82,078)	—	—	(82,078)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(200,000)	—	(27,086)	—	—	(27,086)	—	—	(27,086)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	70,805	—	—	70,805	—	(70,805)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	192,313	—	2,314	—	—	2,314	—	(2,314)	—	—
Issuance of Common Stock	49,907	—	6,250	—	—	6,250	—	—	6,250	—

Balance at September 30, 2026	760,147,136	$7	$9,240,118	$(383,194)	$(18,794)	$8,838,137	$5,916,813	$4,833,199	$19,588,149	$1,428,451

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(Dollars in Thousands, Except Share Data)

	Shares of Blackstone Inc. (a)	Blackstone Inc. (a)
	Common Stock	Common Stock	Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests in Consolidated Entities	Non- Controlling Interests in Blackstone Holdings	Total Equity	Redeemable Non- Controlling Interests in Consolidated Entities
Balance at December 31, 2025	748,688,068	$7	$8,479,886	$191,641	$(6,008)	$8,665,526	$7,224,211	$4,610,932	$20,500,669	$1,380,503
Transfer In Due to Consolidation of Fund Entities	—	—	—	—	—	—	120,495	—	120,495	—
Transfer Out Due to Deconsolidation of Fund Entities	—	—	—	—	—	—	(1,808,372)	—	(1,808,372)	—
Net Income	—	—	—	2,541,290	—	2,541,290	399,780	1,915,696	4,856,766	29,650
Currency Translation Adjustment	—	—	—	—	(12,786)	(12,786)	—	(9,934)	(22,720)	(32,074)
Capital Contributions	—	—	—	—	—	—	974,013	13,422	987,435	185,982
Capital Distributions	—	—	—	(3,116,125)	—	(3,116,125)	(947,818)	(2,028,048)	(6,091,991)	(135,610)
Transfer and Repurchase of Non-Controlling Interests in Consolidated Entities	—	—	307	—	—	307	(45,496)	—	(45,189)	—
Deferred Tax Effects on Equity Transactions	—	—	31,038	—	—	31,038	—	—	31,038	—
Equity-Based Compensation	—	—	798,532	—	—	798,532	—	472,958	1,271,490	—
Net Delivery of Vested Blackstone Holdings Partnership Units and Shares of Common Stock	10,161,399	—	(142,219)	—	—	(142,219)	—	—	(142,219)	—
Repurchase of Shares of Common Stock and Blackstone Holdings Partnership Units	(600,000)	—	(75,503)	—	—	(75,503)	—	—	(75,503)	—
Change in Blackstone Inc.’s Ownership Interest	—	—	121,106	—	—	121,106	—	(121,106)	—	—
Conversion of Blackstone Holdings Partnership Units to Shares of Common Stock	1,847,762	—	20,721	—	—	20,721	—	(20,721)	—	—
Issuance of Common Stock	49,907	—	6,250	—	—	6,250	—	—	6,250	—

Balance at September 30, 2026	760,147,136	$7	$9,240,118	$(383,194)	$(18,794)	$8,838,137	$5,916,813	$4,833,199	$19,588,149	$1,428,451

(a)	During the period presented, Blackstone also had one share outstanding of each of Series I and Series II preferred stock, with par value of each less than one cent.

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

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	$		$
	Nine Months Ended September 30,
	2026		2025
Operating Activities
Net Income		$4,886,416		$4,071,832
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities
Net Realized Gains on Investments		(3,963,565)		(3,064,558)
Changes in Unrealized Gains on Investments		(487,125)		(462,922)
Non-Cash Performance Allocations		(243,443)		(360,666)
Non-Cash Performance Allocations and Incentive Fee Compensation		1,594,162		1,338,096
Equity-Based Compensation Expense		1,245,840		1,086,762
Amortization of Intangibles		27,109		26,924
Other Non-Cash Amounts Included in Net Income		(387,644)		31,896
Cash Flows Due to Changes in Operating Assets and Liabilities
Cash Acquired with Consolidation of Fund Entities		830		—
Cash Relinquished with Deconsolidation of Fund Entities		(182,985)		(65,803)
Accounts Receivable		(130,562)		(377,686)
Due from Affiliates		254,590		(11,514)
Other Assets		193,696		81,113
Accrued Compensation and Benefits		(921,508)		(814,597)
Accounts Payable, Accrued Expenses and Other Liabilities		456,240		459,408
Due to Affiliates		48,787		(140,348)
Investments Purchased		(2,451,967)		(2,999,047)
Cash Proceeds from Sale of Investments		4,956,516		4,796,476

Net Cash Provided by Operating Activities		4,895,387		3,595,366

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements		(111,344)		(93,353)

Net Cash Used in Investing Activities		(111,344)		(93,353)

Financing Activities
Distributions to Non-Controlling Interest Holders in Consolidated Entities		(1,085,073)		(800,029)
Contributions from Non-Controlling Interest Holders in Consolidated Entities		1,114,806		2,341,654
Payments Under Tax Receivable Agreement		(63,820)		(43,954)
Net Settlement of Vested Common Stock and Repurchase of Common Stock		(217,722)		(261,413)
Proceeds from Loans Payable		2,467,226		1,226,729

continued...
See notes to condensed consolidated financial statements.

Blackstone Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	$		$
	Nine Months Ended September 30,
	2026		2025
Financing Activities (Continued)
Repayment and Repurchase of Loans Payable		$(1,451,157)		$(906,362)
Dividends/Distributions to Stockholders and Unitholders		(5,130,751)		(4,415,832)

Net Cash Used in Financing Activities		(4,366,491)		(2,859,207)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other		(5,996)		13,250

Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other
Net Increase (Decrease)		411,556		656,056
Beginning of Period		2,854,682		2,176,192

End of Period		$3,266,238		$2,832,248

Supplemental Disclosure of Cash Flows Information
Payments for Interest		$371,774		$349,862

Payments for Income Taxes		$191,360		$352,704

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Non-Cash Contributions from Non-Controlling Interest Holders		$13,422		$12,397

Non-Cash Distributions to Non-Controlling Interest Holders		$(11,777)		$(12,724)

Transfer of Interests to Non-Controlling Interest Holders		$(45,496)		$1,374

Net Settlement of Vested Common Stock		$1,342,379		$1,261,394

Deferred Tax Asset Increase from Equity Transactions		$100,223		$377,365

Due to Affiliates Increase Related to the Impact of Conversions on Tax Receivable Agreements		$64,923		$249,474

The following table provides a reconciliation of Cash and Cash Equivalents and Cash Held by Blackstone Funds and Other reported within the Condensed Consolidated Statements of Financial Condition:

	$		$
	September 30, 2026		December 31, 2025
Cash and Cash Equivalents		$3,037,534		$2,631,241
Cash Held by Blackstone Funds and Other		228,704		223,441

		$3,266,238		$2,854,682

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
Consolidation
Blackstone consolidates all entities that it controls through a majority voting interest or otherwise, including those Blackstone Funds in which the general partner has a controlling financial interest and Blackstone Holdings. Blackstone presents non-controlling interest to reflect the economic interest of non-controlling shareholders in consolidated entities.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

To determine which entities to consolidate, Blackstone first determines whether it has a variable interest in an entity. For entities in which it has a variable interest, Blackstone evaluates whether the entity is a variable interest entity (“VIE”) and assessed for consolidation under the VIE model or a voting interest entity and assessed for consolidation under the voting interest model.
Blackstone consolidates VIEs for which it is the primary beneficiary. Blackstone is determined to be the primary beneficiary if it holds a controlling financial interest, which is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. There are a limited number of investment vehicles that Blackstone consolidates as the primary beneficiary.
At the time it becomes involved with a VIE and at each subsequent reporting date, Blackstone assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.
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
Incentive Fees
 — In certain structures, Blackstone serves as the investment adviser and is entitled to a contractual fee based on the performance of the Blackstone vehicle (“Incentive Fees”). Such fees are a separate contractual arrangement which are a form of variable consideration in Blackstone’s contracts with customers to provide investment management services. Incentive Fees are earned based on performance of the vehicle during the period, subject to the achievement of minimum return levels, or high water marks, in accordance with the respective terms set out in each vehicle’s governing agreements. Incentive Fees will not be recognized as revenue until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Incentive Fees are typically recognized as revenue when realized at the end of the measurement period. Once realized, such fees are not subject to clawback or reversal. Accrued but unpaid Incentive Fees charged directly to investors in Blackstone vehicles as of the reporting date are recorded within Due from Affiliates in the Condensed Consolidated Statements of Financial Condition.

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
allocation”). In addition to a
pro-rata
allocation, and assuming certain investment returns are achieved, Blackstone is entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as carried interest (“Performance Allocations”). Performance Allocations are considered an attribute of the investment Blackstone owns of the vehicle since the investment can only be transferred in its entirety, inclusive of the Performance Allocation and in order to be entitled to the Performance Allocation, Blackstone must own the investment.
Performance Allocations are made to the general partner based either on cumulative fund performance to date, subject to a preferred return to limited partners or based on vehicle performance over a period of time, subject to a high water mark and preferred return to investors. At the end of each reporting period, Blackstone calculates the balance of accrued Performance Allocations (“Accrued Performance Allocations”) that would be due to Blackstone for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as Accrued Performance Allocations to reflect either (a) positive performance resulting in an increase in the Accrued Performance Allocation to the general partner or (b) negative performance that would cause the amount due to Blackstone to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the Accrued Performance Allocation to the general partner. In each scenario, it is necessary to calculate the Accrued Performance Allocation on cumulative results compared to the Accrued Performance Allocation recorded to date and make the required positive or negative adjustments. Blackstone ceases to record negative Performance Allocations once previously Accrued Performance Allocations for such fund have been fully reversed. Blackstone is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative Performance Allocations over the life of a fund. Accrued Performance Allocations as of the reporting date are reflected in Investments in the Condensed Consolidated Statements of Financial Condition. Prior to realization, such positive and negative adjustments are recorded as Unrealized Performance Allocations in the Condensed Consolidated Statements of Operations.
Performance Allocations in carry fund structures are realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Performance Allocations in carry fund structures are subject to clawback to the extent that the Performance Allocation received to date exceeds the amount due to Blackstone based on cumulative results. Upon realization, the amount is reclassified from Unrealized Performance Allocations to Realized Performance Allocations.
The accrual for potential repayment of previously received Performance Allocations, which is a component of Due to Affiliates, represents all amounts previously distributed to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone carry funds if the Blackstone carry funds were to be liquidated based on the current fair value of the underlying funds’ investments as of the reporting date. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain funds, which may have an interim clawback liability. Performance Allocations in open-ended structures are realized at the intervals specified in the governing documents and are generally not subject to clawback once paid.

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
Blackstone applies the treasury stock method to determine the dilutive weighted-average common shares outstanding for certain equity-based compensation awards. Blackstone applies the “if-converted” method to the Blackstone Holdings Partnership Units to determine the dilutive impact, if any, of the exchange right included in the Blackstone Holdings Partnership Units. Blackstone applies the contingently issuable share model or “if-converted” method to contracts that may require or result in the issuance of shares, as applicable.
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
Recent Accounting Developments
In September 2026, the Financial Accounting Standards Board issued amended guidance addressing investment companies with equity securities subject to contractual sale restrictions. The guidance requires investment companies to consider a contractual restriction on the sale of an equity security when measuring the fair value of the equity security. The guidance is effective for the investment companies Blackstone manages for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. Blackstone is evaluating the potential impact on fair value measurement and disclosures, as well as the timing of adoption.

3.	Intangible Assets
Intangible Assets, Net consists of the following:

	$		$
	September 30, 2026		December 31, 2025
Finite-Lived Intangible Assets/Contractual Rights		$1,749,626		$1,749,626
Accumulated Amortization		(1,645,376)		(1,618,267)

Intangible Assets, Net		$104,250		$131,359

Amortization expense associated with Blackstone’s intangible assets was $9.0 million and $27.1 million for the three and nine months ended September 30, 2026, respectively, and $9.0 million and $26.9 million for the three and nine months ended September 30, 2025, respectively.
Amortization of Intangible Assets held at September 30, 2026 is expected to be $36.1 million, $35.1 million, $18.2 million, $17.0 million and $14.0 million for the years ending December 31, 2026, 2027, 2028, 2029 and 2030, respectively. Blackstone’s Intangible Assets as of September 30, 2026 are expected to amortize over a weighted-average period of 4 years.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

4.	Investments
Investments consist of the following:

	$		$
	September 30, 2026		December 31, 2025
Investments of Consolidated Blackstone Funds		$4,756,921		$5,180,879
Equity Method Investments
Partnership Investments		6,609,697		6,546,190
Accrued Performance Allocations		13,392,126		12,980,356
Corporate Treasury Investments		168,271		359,657
Other Investments		8,926,646		7,145,029

		$33,853,661		$32,212,111

Blackstone’s share of Investments of Consolidated Blackstone Funds totaled $985.4 million and $472.7 million at September 30, 2026 and December 31, 2025, respectively.
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
Investments of Consolidated Blackstone Funds
The following table presents the Realized and Net Change in Unrealized Gains (Losses) on investments held by the consolidated Blackstone funds and a reconciliation to Other Income (Loss) – Net Gains (Losses) from Fund Investment Activities in the Condensed Consolidated Statements of Operations:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Realized Gains		$53,284		$20,327		$106,788		$67,925
Net Change in Unrealized Gains		31,641		61,445		206,486		174,029

Realized and Net Change in Unrealized Gains from Consolidated Blackstone Funds		84,925		81,772		313,274		241,954
Interest and Dividend Revenue, Foreign Exchange Gains and Other Gains Attributable to Consolidated Blackstone Funds		8,493		26,862		19,985		60,585

Other Income – Net Gains from Fund Investment Activities		$93,418		$108,634		$333,259		$302,539

Equity Method Investments
Blackstone’s equity method investments include Partnership Investments, which represent the pro-rata investments, and any associated Accrued Performance Allocations, in Blackstone Funds, excluding any equity method investments for which the fair value option has been elected. Blackstone evaluates each of its equity method investments, excluding Accrued Performance Allocations, to determine if any were significant as defined by guidance from the United States Securities and Exchange Commission. As of and for the nine months ended September 30, 2026 and 2025, no individual equity method investment held by Blackstone met the significance criteria.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Partnership Investments
Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $89.0 million and $149.9 million for the three months ended September 30, 2026 and 2025, respectively. Blackstone recognized net gains related to its Partnership Investments accounted for under the equity method of $314.4 million and $569.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Accrued Performance Allocations
Accrued Performance Allocations to Blackstone were as follows:

	$		$		$		$		$
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
Accrued Performance Allocations, December 31, 2025		$1,762,496		$10,389,351		$640,587		$187,922		$12,980,356
Performance Allocations as a Result of Changes in Fund Fair Values		1,076,049		2,664,834		97,178		336,442		4,174,503
Foreign Exchange Loss		(2,648)		—		—		—		(2,648)
Fund Distributions		(1,140,323)		(2,211,853)		(260,450)		(147,459)		(3,760,085)

Accrued Performance Allocations, September 30, 2026		$1,695,574		$10,842,332		$477,315		$376,905		$13,392,126

Corporate Treasury Investments
The portion of corporate treasury investments included in Investments represents Blackstone’s investments into primarily fixed income securities, mutual fund interests, and other fund interests. These strategies are managed by a combination of Blackstone personnel and third-party advisors. The following table presents the Realized and Net Change in Unrealized Gains (Losses) on these investments:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Realized Gains (Losses)		$(138)		$641		$1,094		$(7,544)
Net Change in Unrealized Gains (Losses)		(12,093)		(706)		(12,909)		13,840

		$(12,231)		$(65)		$(11,815)		$6,296

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Other Investments
Other Investments consist of equity method investments where Blackstone has elected the fair value option and other proprietary investment securities held by Blackstone, including equity securities carried at fair value, equity investments without readily determinable fair values, and senior secured and subordinated notes in non-consolidated
CLO vehicles. Equity investments without a readily determinable fair value had a carrying value of $562.6 million as of September 30, 2026. In the period of acquisition and upon remeasurement in connection with an observable transaction, such investments are reported at fair value. See Note 7. “Fair Value Measurements of Financial Instruments” for additional detail. The following table presents Blackstone’s Realized and Net Change in Unrealized Gains (Losses) in Other Investments:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Realized Gains		$9,746		$310		$5,251		$121,580
Net Change in Unrealized Gains (Losses)		281,954		(235,495)		352,210		152,687

		$291,700		$(235,185)		$357,461		$274,267

5.	Derivative Financial Instruments
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

	$		$		$		$		$		$		$		$
	September 30, 2026								December 31, 2025
	Assets				Liabilities				Assets				Liabilities
	Notional		Fair Value		Notional		Fair Value		Notional		Fair Value		Notional		Fair Value
Freestanding Derivatives
Blackstone
Interest Rate Contracts		$678,381		$146,673		$600,000		$115,971		$613,740		$123,747		$601,000		$97,283
Foreign Currency Contracts		631,202		10,428		1,225,445		6,529		443,001		7,446		1,030,702		17,310
Credit Default Swaps		—		—		640		22		—		—		640		19
Total Return Swaps		67,512		9,057		—		—		23,532		3,364		—		—
Equity Options		—		—		1,546,543		1,163,904		—		—		1,462,632		1,124,147

		1,377,095		166,158		3,372,628		1,286,426		1,080,273		134,557		3,094,974		1,238,759

Investments of Consolidated Blackstone Funds
Interest Rate Contracts		853,288		11,497		853,288		11,497		880,390		12,780		880,390		12,780
Foreign Currency Contracts		—		—		13,201		44		—		—		—		—

		853,288		11,497		866,489		11,541		880,390		12,780		880,390		12,780

		$2,230,383		$177,655		$4,239,117		$1,297,967		$1,960,663		$147,337		$3,975,364		$1,251,539

The table below summarizes the impact to the Condensed Consolidated Statements of Operations from derivative financial instruments:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Freestanding Derivatives
Realized Gains (Losses)
Interest Rate Contracts		$—		$(2,560)		$—		$(2,560)
Foreign Currency Contracts		(4,802)		(8,608)		(14,419)		(8,724)
Credit Default Swaps		1		1		2		6
Total Return Swaps		4,998		4,142		6,952		12,616

		197		(7,025)		(7,465)		1,338

Net Change in Unrealized Gains (Losses)
Interest Rate Contracts		(474)		15,157		7,821		(22,817)
Foreign Currency Contracts		2,239		16,473		13,717		10,097
Credit Default Swaps		(2)		5		(4)		(12)
Total Return Swaps		1,332		(1,921)		4,868		(2,463)
Equity Options		(11,842)		(11,729)		(39,756)		(152,278)

		(8,747)		17,985		(13,354)		(167,473)

		$(8,550)		$10,960		$(20,819)		$(166,135)

Blackstone
Inc
.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

As of September 30, 2026 and December 31, 2025, Blackstone had not designated any derivatives as fair value, cash flow or net investment hedges.

6.	Fair Value Option
The following table summarizes the financial instruments for which the fair value option has been elected:

	$		$
	September 30, 2026		December 31, 2025
Assets
Loans and Receivables		$130,368		$205,158
Equity and Preferred Securities		6,807,420		4,880,907
Debt Securities		14,922		7,553

		$6,952,710		$5,093,618

Liabilities
Corporate Treasury Commitments		1,044		181

		$1,044		$181

The following tables present the Realized and Net Change in Unrealized Gains (Losses) on financial instruments on which the fair value option was elected:

	$		$		$		$
	Three Months Ended September 30,
	2026				2025
	Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)		Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)
Assets
Loans and Receivables		$(575)		$(584)		$(521)		$2,319
Equity and Preferred Securities		(813)		(47,266)		409		2,894
Debt Securities		—		(107)		—		(2,280)

		$(1,388)		$(47,957)		$(112)		$2,933

Liabilities
Corporate Treasury Commitments		$—		$555		$—		$(417)

		$—		$555		$—		$(417)

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Nine Months Ended September 30,
	2026				2025
	Realized Gains (Losses)		Net Change in Unrealized Gains (Losses)		Realized Gains (Losses)		Net Change in Unrealized Gains
Assets
Loans and Receivables		$(15)		$(3,550)		$(1,450)		$2,540
Equity and Preferred Securities		814		62,786		(7,352)		20,594
Debt Securities		(11,226)		8,212		642		(6,102)
Assets of Consolidated CLO Vehicles
Corporate Loans		—		—		(1,712)		1,038

		$(10,427)		$67,448		$(9,872)		$18,070

Liabilities
CLO Notes Payable		$—		$—		$—		$859
Corporate Treasury Commitments		—		(863)		—		(341)

		$—		$(863)		$—		$518

The following table presents information for those financial instruments for which the fair value option was elected:

	$		$		$		$		$		$
	September 30, 2026						December 31, 2025
			For Financial Assets Past Due (a)						For Financial Assets Past Due (a)
	(Deficiency) of Fair Value Over Principal		Fair Value		Excess (Deficiency) of Fair Value Over Principal		Excess (Deficiency) of Fair Value Over Principal		Fair Value		Excess (Deficiency) of Fair Value Over Principal
Loans and Receivables		$(1,399)		$—		$—		$5,490		$—		$—
Debt Securities		(38,201)		—		—		(48,690)		—		—

		$(39,600)		$—		$—		$(43,200)		$—		$—

(a)	Assets are classified as past due if contractual payments are more than 90 days past due.
As of September 30, 2026 and December 31, 2025, no Loans and Receivables for which the fair value option was elected were past due or in
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

	$		$		$		$		$
	September 30, 2026
	Level I		Level II		Level III		NAV (a)		Total
Assets
Cash and Cash Equivalents		$175,526		$—		$—		$—		$175,526

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)		4,556		236,326		3,756,427		152,884		4,150,193
Debt Instruments		—		14,579		580,652		—		595,231
Freestanding Derivatives		—		11,497		—		—		11,497

Total Investments of Consolidated Blackstone Funds		4,556		262,402		4,337,079		152,884		4,756,921
Corporate Treasury Investments		72,369		29,980		65,922		—		168,271
Other Investments		1,908,494		6,301,217		197,628		26,219		8,433,558

Total Investments		1,985,419		6,593,599		4,600,629		179,103		13,358,750

Accounts Receivable - Loans and Receivables		—		—		130,368		—		130,368

Other Assets - Freestanding Derivatives		—		157,101		9,057		—		166,158

		$2,160,945		$6,750,700		$4,740,054		$179,103		$13,830,802

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives		$—		$11,541		$—		$—		$11,541
Freestanding Derivatives		—		122,522		1,163,904		—		1,286,426
Contingent Consideration		—		—		152		—		152
Corporate Treasury Commitments		—		—		1,044		—		1,044
Securities Sold, Not Yet Purchased		1,930		—		—		—		1,930

Total Accounts Payable, Accrued Expenses and Other Liabilities		1,930		134,063		1,165,100		—		1,301,093

		$1,930		$134,063		$1,165,100		$—		$1,301,093

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$
	December 31, 2025
	Level I		Level II		Level III		NAV		Total
Assets
Cash and Cash Equivalents		$182,131		$—		$—		$—		$182,131

Investments
Investments of Consolidated Blackstone Funds
Equity Securities, Partnerships and LLC Interests (b)		7,616		197,396		4,103,478		819,419		5,127,909
Debt Instruments		—		19,578		20,612		—		40,190
Freestanding Derivatives		—		12,780		—		—		12,780

Total Investments of Consolidated Blackstone Funds		7,616		229,754		4,124,090		819,419		5,180,879
Corporate Treasury Investments		74,930		42,675		181,052		61,000		359,657
Other Investments		2,207,914		4,313,592		198,393		15,808		6,735,707

Total Investments		2,290,460		4,586,021		4,503,535		896,227		12,276,243

Accounts Receivable - Loans and Receivables		—		—		205,158		—		205,158

Other Assets - Freestanding Derivatives		—		131,193		3,364		—		134,557

		$2,472,591		$4,717,214		$4,712,057		$896,227		$12,798,089

Liabilities
Accounts Payable, Accrued Expenses and Other Liabilities
Consolidated Blackstone Funds - Freestanding Derivatives		—		12,780		—		—		12,780
Freestanding Derivatives		—		114,612		1,124,147		—		1,238,759
Contingent Consideration		—		—		416		—		416
Corporate Treasury Commitments		—		—		181		—		181
Securities Sold, Not Yet Purchased		1,978		—		—		—		1,978

Total Accounts Payable, Accrued Expenses and Other Liabilities		1,978		127,392		1,124,744		—		1,254,114

		$1,978		$127,392		$1,124,744		$—		$1,254,114

LLC Limited Liability Company.
(a)	A summary of the investments where the fair value is not readily determinable and NAV is used as a practical expedient as of September 30, 2026 is presented by strategy type below:

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
Strategy	Fair Value		Unfunded Commitments		Redemption Frequency (if currently eligible)		Redemption Notice Period
Equity		$126,895		$—		(1)		(1)
Real Estate		23,585		—		(2)		(2)
Infrastructure		20,971		39,958		(3)		(3)
Other		7,652		—		(4)		(4)

		$179,103		$39,958

(1)
The Equity category includes investments in hedge funds that invest primarily in domestic and international equity securities. Investments representing 72% of fair value of the investments in this category are redeemable as of the reporting date. Investments representing 28% of fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

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

(4)
Other is composed of the Credit Driven category. The Credit Driven category includes investments in hedge funds that invest primarily in domestic and international bonds. Investments representing 10% of fair value of the investments in this category are redeemable as of the reporting date. Investments representing 90% of fair value of the investments in this category may not be redeemed at, or within three months of, the reporting date.

(b)	Equity Securities, Partnerships and LLC Interests includes investments in investment funds.
Equity Securities Subject to Sale Restrictions
Within Investments of Consolidated Blackstone Funds and Other Investments, Blackstone held equity securities subject to sale restrictions with a fair value of $805.3 million as of September 30, 2026. The nature of such restrictions are contractual or legal in nature and deemed an attribute of the holder rather than the investment. Contractual restrictions include certain phased restrictions on (a) sale or transfer, (b) underwriter lock-ups
and (c) sale or transfer restrictions applicable to certain Investments of Consolidated Blackstone Funds pledged as collateral. Restrictions will generally lapse over time or after a predetermined date and the weighted-average remaining duration of such restrictions is less than 1 year. Level III equity securities included in Investments of Consolidated Blackstone Funds are illiquid and privately negotiated in nature and may also be subject to contractual sale or transfer restrictions including those pursuant to their respective governing or similar agreements. Investments within Other Investments subject to restrictions on sale or transfer as a result of pledge arrangements are discussed in Note 16. “Commitments and Contingencies — Contingencies — Strategic Ventures.”

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Level III Quantitative Inputs and Assumptions
The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2026. Consistent with presentation in these notes to condensed consolidated financial statements, this table presents the Level III investments only of consolidated Blackstone funds and therefore does not reflect any other Blackstone funds.

	$		$		$		$		$		$
	Fair Value		Valuation Techniques		Unobservable Inputs		Ranges		Weighted- Average (a)		Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests		$3,756,427		Discounted Cash Flows		Discount Rate		4.4% - 40.9%		10.2%		Lower
						Exit Multiple - EBITDA		6.9x - 30.0x		15.1x		Higher
						Exit Capitalization Rate		3.1% - 15.6%		5.2%		Lower
Debt Instruments		580,652		Discounted Cash Flows		Discount Rate		8.0% - 20.6%		13.9%		Lower
				Other		n/a

Total Investments of Consolidated Blackstone Funds		4,337,079
Corporate Treasury Investments		65,922		Third-Party Pricing		n/a
Loans and Receivables		130,368		Discounted Cash Flows		Discount Rate		8.7% - 21.8%		10.1%		Lower
				Transaction Price		n/a
Other Investments (b)		206,685		Discounted Cash Flows		Discount Rate		7.2% - 10.8%		7.6%		Lower
				Transaction Price		n/a

		$4,740,054

Financial Liabilities
Freestanding Derivatives (c)		$1,163,904		Option Pricing Model		Volatility		5.5% - 5.6%		5.5%		Higher
Other Liabilities (d)		1,196		Third-Party Pricing		n/a
				Other		n/a

		$1,165,100

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following table summarizes the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of December 31, 2025:

	$		$		$		$		$		$
	Fair Value		Valuation Techniques		Unobservable Inputs		Ranges		Weighted- Average (a)		Impact to Valuation from an Increase in Input
Financial Assets
Investments of Consolidated Blackstone Funds
Equity Securities, Partnership and LLC Interests		$4,103,478		Discounted Cash Flows		Discount Rate		4.3% - 41.1%		10.2%		Lower
						Exit Multiple - EBITDA		5.0x - 30.6x		16.6x		Higher
						Exit Capitalization Rate		3.1% - 15.3%		5.1%		Lower
Debt Instruments		20,612		Discounted Cash Flows		Discount Rate		6.1% - 20.0%		12.2%		Lower

Total Investments of Consolidated Blackstone Funds		4,124,090
Corporate Treasury Investments		181,052		Discounted Cash Flows		Discount Rate		8.7% - 11.1%		9.9%		Lower
				Third-Party Pricing		n/a
Loans and Receivables		205,158		Discounted Cash Flows		Discount Rate		7.4% - 18.3%		8.3%		Lower
				Other		n/a
Other Investments (b)		201,757		Discounted Cash Flows		Discount Rate		7.2% - 7.9%		7.5%		Lower
				Transaction Price		n/a

		$4,712,057

Financial Liabilities
Freestanding Derivatives (c)		$1,124,147		Option Pricing Model		Volatility		5.7% - 5.8%		5.7%		Higher
Other Liabilities (d)		597		Third-Party Pricing		n/a
				Other		n/a

		$1,124,744

n/a	Not applicable.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exit Multiple	Ranges include the last twelve months EBITDA and forward EBITDA multiples.
Third-Party Pricing	Third-Party Pricing is generally determined on the basis of unadjusted prices between market participants provided by reputable dealers or pricing services.
Transaction Price	Includes recent acquisitions or transactions.
(a)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)	As of September 30, 2026 and December 31, 2025, Other Investments includes Level III Freestanding Derivatives.
(c)	The volatility of the historical performance of the underlying reference entities or an appropriate proxy is used to project the expected returns relevant for the fair value of the derivatives.
(d)	As of September 30, 2026 and December 31, 2025, Other Liabilities includes Level III Contingent Consideration and Level III Corporate Treasury Commitments.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

For the nine months ended September 30, 2026, there have been no changes in valuation techniques within Level II and Level III that have had a material impact on the valuation of financial instruments.
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

	$		$		$		$		$		$		$		$
	Level III Financial Assets at Fair Value Three Months Ended September 30,
	2026								2025
	Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total		Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total
Balance, Beginning of Period		$3,985,441		$394,761		$161,422		$4,541,624		$4,751,597		$268,023		$269,519		$5,289,139
Transfer Out Due to Deconsolidation		(156,722)		—		—		(156,722)		—		—		—		—
Transfer Into Level III (b)		40		—		—		40		415		—		—		415
Transfer Out of Level III (b)		(71,091)		—		—		(71,091)		(537,150)		—		—		(537,150)
Purchases		634,928		279,535		57,800		972,263		430,767		323,390		24,953		779,110
Sales		(92,840)		(551,496)		(21,329)		(665,665)		(50,887)		(121,751)		(72,228)		(244,866)
Issuances		—		9,824		—		9,824		—		750		—		750
Settlements (c)		—		(5,103)		(6,145)		(11,248)		—		(9,559)		(3,645)		(13,204)
Changes in Gains (Losses) Included in Earnings		37,323		2,847		(10,178)		29,992		5,534		8,913		5,020		19,467

Balance, End of Period		$4,337,079		$130,368		$181,570		$4,649,017		$4,600,276		$469,766		$223,619		$5,293,661

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date		$9,853		$(818)		$(12,716)		$(3,681)		$52,958		$(326)		$1,612		$54,244

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$		$		$		$		$
	Level III Financial Assets at Fair Value Nine Months Ended September 30,
	2026								2025
	Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total		Investments of Consolidated Funds		Loans and Receivables		Other Investments (a)		Total
Balance, Beginning of Period		$4,124,090		$205,158		$310,196		$4,639,444		$3,173,442		$100,866		$624,414		$3,898,722
Transfer Out Due to Deconsolidation		(473,800)		—		—		(473,800)		(155,572)		—		—		(155,572)
Transfer Into Level III (b)		3,427		—		—		3,427		1,861		—		—		1,861
Transfer Out of Level III (b)		(110,140)		—		(419,485)		(529,625)		(539,189)		—		—		(539,189)
Purchases		975,184		1,040,058		473,096		2,488,338		2,053,577		802,626		223,226		3,079,429
Sales		(274,990)		(1,118,321)		(148,043)		(1,541,354)		(295,304)		(434,130)		(638,660)		(1,368,094)
Issuances		—		9,824		—		9,824		—		4,573		—		4,573
Settlements (c)		—		(24,595)		(6,127)		(30,722)		—		(20,957)		(15,242)		(36,199)
Changes in Gains (Losses) Included in Earnings		93,308		18,244		(28,067)		83,485		361,461		16,788		29,881		408,130

Balance, End of Period		$4,337,079		$130,368		$181,570		$4,649,017		$4,600,276		$469,766		$223,619		$5,293,661

Changes in Unrealized Gains (Losses) Included in Earnings Related to Financial Assets Still Held at the Reporting Date		$101,246		$(4,057)		$(34,702)		$62,487		$172,057		$(741)		$15,096		$186,412

	$		$		$		$		$		$
	Level III Financial Liabilities at Fair Value Three Months Ended September 30,
	2026						2025
	Freestanding Derivatives		Other Liabilities		Total		Freestanding Derivatives		Other Liabilities		Total
Balance, Beginning of Period		$1,152,061		$1,751		$1,153,812		$1,078,766		$796		$1,079,562
Changes in Losses (Gains) Included in Earnings		11,843		(555)		11,288		11,728		417		12,145

Balance, End of Period		$1,163,904		$1,196		$1,165,100		$1,090,494		$1,213		$1,091,707

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date		$11,843		$(555)		$11,288		$11,728		$417		$12,145

	$		$		$		$		$		$
	Level III Financial Liabilities at Fair Value Nine Months Ended September 30,
	2026						2025
	Freestanding Derivatives		Other Liabilities		Total		Freestanding Derivatives		Other Liabilities		Total
Balance, Beginning of Period		$1,124,147		$597		$1,124,744		$938,216		$872		$939,088
Changes in Losses (Gains) Included in Earnings		39,757		599		40,356		152,278		341		152,619

Balance, End of Period		$1,163,904		$1,196		$1,165,100		$1,090,494		$1,213		$1,091,707

Changes in Unrealized Losses (Gains) Included in Earnings Related to Financial Liabilities Still Held at the Reporting Date		$39,757		$599		$40,356		$152,278		$341		$152,619

(a)	Represents Freestanding Derivatives, Corporate Treasury Investments and Other Investments.
(b)	Transfers in and out of Level III financial assets and liabilities were due to changes in the observability of inputs used in the valuation of such assets and liabilities.
(c)	For Freestanding Derivatives included within Other Investments, Settlements includes all ongoing contractual cash payments made or received over the life of the instrument.

8.	Variable Interest Entities
VIEs include investment vehicles across all four of Blackstone’s segments, Real Estate, Private Equity, Credit & Insurance and Multi-Asset Investing. The purpose of such VIEs is to provide strategy specific investment opportunities for investors in exchange for management and performance-based fees. The investment strategies of the Blackstone Funds differ by product and segment; however, the fundamental risks of the Blackstone Funds

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

are similar, including loss of invested capital and our associated loss of management fees and performance-based fees. In Blackstone’s role as general partner, collateral manager or investment adviser, it generally considers itself the sponsor of the applicable Blackstone Fund and therefore, has the power to direct the activities that most significantly impact the VIEs economic performance.
For the funds and vehicles that Blackstone manages, such entities are typically limited partnerships or other similar entities. When evaluating these entities, Blackstone assesses whether the equity holders as a group have the power to direct the significant activities of the vehicle by determining whether a simple majority or lower threshold of equity holders have kick-out,
liquidation or participating rights and whether those rights, if present, are substantive. Where such rights do not exist or are not substantive, the vehicle is a VIE.
For vehicles that are not limited partnerships or similar entities, Blackstone evaluates whether the equity holders have power given Blackstone has been engaged as a decision maker. Where Blackstone concludes the equity holders have power, the vehicle is not a VIE. Blackstone exercises judgment in evaluating whether the equity investors have substantive voting or similar rights that allow them to limit the authority of Blackstone as decision maker and therefore direct the activities that most significantly impact the entity’s economic performance. Where Blackstone concludes that the equity holders do not have power such, those vehicles are VIEs.
Pursuant to GAAP consolidation guidance, Blackstone consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly, through a consolidated entity or affiliate. In determining whether Blackstone is the primary beneficiary, Blackstone evaluates its control rights as well as economic interests in the entity held either directly or indirectly by Blackstone. In considering its economic interests, Blackstone evaluates the nature and relative size of those interests, including interests held through consolidated and non-consolidated
Blackstone vehicles, and applies judgment in assessing whether such interests, individually, or in the aggregate could be potentially significant to the VIE. Fees earned by Blackstone that are customary and commensurate with the level of effort required to provide those services, and where Blackstone does not hold other economic interests in the entity that would absorb more than an insignificant amount of expected losses or returns of the entity would not be considered to be variable interests.
Consolidated VIEs include certain
side-by-side
vehicles and a limited number of investment vehicles across all four segments. In consolidated VIEs, Blackstone’s capital commitment or other interests in the entity either obligates Blackstone to absorb losses of the entity or provides Blackstone the right to receive benefits from the entity that could potentially be significant to the VIE.
The assets of consolidated variable interest entities may only be used to settle obligations of these entities. In addition, there is no recourse to Blackstone for the consolidated VIEs’ liabilities.
Blackstone does not consolidate other VIEs as it is determined that Blackstone is not the primary beneficiary given its variable interests do not obligate Blackstone to absorb losses of the entity or provide Blackstone the right to receive benefits from the entity that could potentially be significant to the VIE. Blackstone’s involvement with such entities is in the form of direct and indirect equity interests and fee arrangements. The maximum exposure to loss represents the loss of assets recognized by Blackstone relating to non-consolidated
VIEs and any clawback obligation relating to previously distributed Performance Allocations.

Blackstone’s maximum exposure to loss relating to non-consolidated VIEs was as follows:

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$
	September 30, 2026		December 31, 2025
Investments		$6,720,043		$5,118,786
Due from Affiliates		292,489		344,342
Potential Clawback Obligation		41,723		42,291

Maximum Exposure to Loss		$7,054,255		$5,505,419

Amounts Due to Non-Consolidated VIEs		$899		$623

9.	Repurchase Agreements
As of September 30, 2026 and December 31, 2025, Blackstone had pledged securities with a carrying value of $311.2 million and $289.2 million, respectively.
The following tables provide information regarding Blackstone’s Repurchase Agreements obligation by type of collateral pledged as of September 30, 2026 and December 31, 2025.

	$		$		$		$		$
	September 30, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days		30 - 90 Days		Greater than 90 Days		Total
Repurchase Agreements
Loans		$—		$—		$—		$311,213		$311,213

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”										$311,213

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”										$—

	$		$		$		$		$
	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous		Up to 30 Days		30 - 90 Days		Greater than 90 Days		Total
Repurchase Agreements
Loans		$—		$103,835		$176,196		$9,187		$289,218

Gross Amount of Recognized Liabilities for Repurchase Agreements in Note 10. “Offsetting of Assets and Liabilities”										$289,218

Amounts Related to Agreements Not Included in Offsetting Disclosure in Note 10. “Offsetting of Assets and Liabilities”										$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

10.	Offsetting of Assets and Liabilities
The following tables present the offsetting of assets and liabilities as of September 30, 2026 and December 31, 2025:

	$		$		$		$
September 30, 2026
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Received		Net Amount
Assets
Freestanding Derivatives		$177,655		$129,154		$30,267		$18,234

	$		$		$		$
	September 30, 2026
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Pledged		Net Amount
Liabilities
Freestanding Derivatives		$134,063		$129,190		$22		$4,851
Repurchase Agreements		311,213		311,213		—		—

		$445,276		$440,403		$22		$4,851

	$		$		$		$
December 31, 2025
	Gross and Net Amounts of Assets Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition				Net Amount
			Financial Instruments (a)		Cash Collateral Received
Assets
Freestanding Derivatives		$147,337		$110,792		$26,421		$10,124

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	December 31, 2025
	Gross and Net Amounts of Liabilities Presented in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
			Financial Instruments (a)		Cash Collateral Pledged		Net Amount
Liabilities
Freestanding Derivatives		$127,392		$110,948		$32		$16,412
Repurchase Agreements		289,218		289,218		—		—

		$416,610		$400,166		$32		$16,412

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

Freestanding Derivative liabilities and repurchase agreements are included in Accounts Payable, Accrued Expenses and Other Liabilities in the Condensed Consolidated Statements of Financial Condition. Freestanding Derivative assets are included in Other Assets in the Condensed Consolidated Statements of Financial Condition. The following table presents the components of Other Assets:

	$		$
	September 30, 2026		December 31, 2025
Furniture, Equipment and Leasehold Improvements		$1,051,724		$952,583
Less: Accumulated Depreciation		(494,803)		(431,394)

Furniture, Equipment and Leasehold Improvements, Net		556,921		521,189
Prepaid Expenses		238,923		315,338
Freestanding Derivatives		166,158		134,557
Other		55,577		186,635

		$1,017,579		$1,157,719

Notional Pooling Arrangements
Blackstone has notional cash pooling arrangements with financial institutions for cash management purposes. These arrangements allow for cash withdrawals based upon aggregate cash balances on deposit at the same financial institution. Cash withdrawals cannot exceed aggregate cash balances on deposit. The net balance of cash on deposit and overdrafts is used as a basis for calculating net interest expense or income. As of September 30, 2026, the aggregate cash balance on deposit relating to the cash pooling arrangements was $819.3 million, which was offset and reported net of the accompanying overdraft of $819.2 million.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

11.	Borrowings
On November 2, 2026, Blackstone, through its subsidiary Blackstone Reg Finance Co. L.L.C., issued $600.0 million aggregate principal amount of senior notes due November 3, 2031 (the “Registered 2031 Notes”), and $500.0 million aggregate principal amount of senior notes due November 3, 2033 (the “Registered 2033 Notes” and, together with the Registered 2031 Notes, the “Registered Notes”), pursuant to a Registration Statement on Form S-3. The Registered 2031 Notes have an interest rate of 5.650% per annum, and the Registered 2033 Notes have an interest rate of 5.900%. The Registered Notes accrue interest from November 2, 2026. Interest on the Registered Notes is payable semi-annually in arrears on May 3 and November 3 of each year commencing on May 3, 2027.
The following table presents each of Blackstone’s borrowings as of September 30, 2026 and December 31, 2025, as well as their carrying value and fair value. The borrowings are included in Loans Payable within the Condensed Consolidated Statements of Financial Condition. Each of the Senior Notes were issued at a discount through Blackstone Holdings Finance Co. L.L.C. or Blackstone Reg Finance Co. L.L.C., as applicable, both indirect subsidiaries of Blackstone. The Senior Notes accrue interest from the issue date thereof and pay interest in arrears on a semi-annual basis or annual basis.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	September 30, 2026				December 31, 2025
Description	Carrying Value		Fair Value		Carrying Value		Fair Value
Blackstone Operating Borrowings
Revolving Credit Facility (a)		$700,000		$700,000		$—		$—
Senior Notes (b)
1.000%, Due 10/5/2026		686,840		680,092		711,022		696,585
3.150%, Due 10/2/2027		299,574		294,330		299,264		295,941
5.900%, Due 11/3/2027		598,586		604,464		597,667		619,068
1.625%, Due 8/5/2028		648,109		608,465		647,359		610,688
1.500%, Due 4/10/2029		688,408		642,567		713,034		673,772
2.500%, Due 1/10/2030		496,375		453,830		495,590		467,930
4.300%, Due 11/3/2030		595,242		570,330		594,461		600,162
1.600%, Due 3/30/2031		497,743		420,475		497,384		435,810
2.000%, Due 1/30/2032		792,719		663,808		791,761		689,088
2.550%, Due 3/30/2032		497,010		424,815		496,635		444,025
6.200%, Due 4/22/2033		893,825		907,713		893,266		975,870
3.500%, Due 6/1/2034		539,824		531,485		559,079		582,161
5.000%, Due 12/6/2034		742,124		697,575		741,552		757,718
4.950%, Due 2/15/2036		594,899		546,684		594,586		596,592
6.250%, Due 8/15/2042		240,329		241,355		240,076		264,443
5.000%, Due 6/15/2044		490,796		421,430		490,561		466,615
4.450%, Due 7/15/2045		345,118		270,816		344,996		302,855
4.000%, Due 10/2/2047		291,786		213,522		291,605		236,016
3.500%, Due 9/10/2049		392,954		255,296		392,808		286,888
2.800%, Due 9/30/2050		394,523		220,736		394,405		246,808
2.850%, Due 8/5/2051		543,770		305,608		543,643		345,164
3.200%, Due 1/30/2052		988,194		596,212		987,969		670,740

		12,958,748		11,271,608		12,318,723		11,264,939
Borrowings of Consolidated
Blackstone Funds
Blackstone Fund Facilities (c)		442,698		445,138		126,421		129,767

		442,698		445,138		126,421		129,767
		$13,401,446		$11,716,746		$12,445,144		$11,394,706

(a)
Represents the Revolving Credit Facility of Blackstone, through Blackstone Holdings Finance Co. L.L.C. Interest on the borrowings is based on an adjusted Secured Overnight Finance Rate (“SOFR”) or alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of 0.06%. The margin above adjusted SOFR used to calculate interest on borrowings was 0.75%. The margin is subject to change based on Blackstone’s credit rating. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly. As of September 30, 2026 and December 31, 2025, Blackstone had outstanding but undrawn letters of credit against the Revolving Credit Facility of $39.2 million and $39.3 million, respectively. The amount Blackstone can draw from the Credit Facility is reduced by the undrawn letters of credit.

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

Scheduled principal payments for borrowings as of September 30, 2026 were as follows:

	$		$		$
	Blackstone Operating Borrowings		Borrowings of Consolidated Blackstone Funds		Total Borrowings
2026		$679,800		$70,344		$750,144
2027		900,000		140,688		1,040,688
2028		650,000		70,344		720,344
2029		679,800		164,417		844,217
2030		1,800,000		—		1,800,000
Thereafter		8,366,500		—		8,366,500

		$13,076,100		$445,793		$13,521,893

12.	Income Taxes
Blackstone’s net deferred tax assets relate primarily to basis differences resulting from a step-up in tax basis of certain assets at the time of its conversion to a corporation, as well as ongoing exchanges of units for common shares by founders and partners. As of September 30, 2026, Blackstone had a valuation allowance of $36.1 million recorded against deferred tax assets.
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
As of September 30, 2026, the following are the major filing jurisdictions and their respective earliest open tax period subject to examination:

	$
Jurisdiction	Year
U.S. Federal		2022
New York City		2009
New York State		2019
United Kingdom		2011

4
7

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

13.	Earnings Per Share and Stockholders’ Equity
Earnings Per Share
Basic and diluted net income per share of common stock for the three and nine months ended September 30, 2026 and 2025 was calculated as follows:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Net Income for Per Share of Common Stock Calculations
Net Income Attributable to Blackstone Inc., Basic and Diluted		$662,372		$624,917		$2,541,290		$2,004,013

Shares/Units Outstanding
Weighted-Average Shares of Common Stock Outstanding, Basic		799,758,418		782,633,394		795,043,881		778,978,328
Weighted-Average Shares of Unvested Deferred Restricted Common Stock (a)		221,923		47,741		400,323		233,692

Weighted-Average Shares of Common Stock Outstanding, Diluted		799,980,341		782,681,135		795,444,204		779,212,020

Net Income Per Share of Common Stock
Basic		$0.83		$0.80		$3.20		$2.57

Diluted		$0.83		$0.80		$3.19		$2.57

Dividends Declared Per Share of Common Stock (b)		$1.29		$1.03		$3.94		$3.40

(a)	For the three and nine months ended September 30, 2026, this includes shares issuable under contractual arrangements calculated under the if-converted method.
(b)	Dividends declared reflects the calendar date of the declaration for each distribution.
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
The following table summarizes the anti-dilutive securities for the three and nine months ended September 30, 2026 and 2025:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Weighted-Average Blackstone Holdings Partnership Units		443,765,328		446,880,401		444,338,304		448,310,264

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
During the three and nine months ended September 30, 2026, Blackstone repurchased 0.2 million and 0.6 million shares of common stock, pursuant to its repurchase program, at a total cost of $27.1 million and $75.5 million, respectively. During the three and nine months ended September 30, 2025, Blackstone repurchased 0.2 million and 0.6 million shares of common stock at a total cost of $34.9 million and $93.7 million, respectively. As of September 30, 2026, the amount remaining available for repurchases under the program was $1.6 billion.
Shares Eligible for Dividends and Distributions
As of September 30, 2026, the total shares of common stock and Blackstone Holdings Partnership Units entitled to participate in dividends and distributions were as follows:

	$
	Shares/Units
Common Stock Outstanding		760,147,136
Unvested Participating Common Stock		39,575,922

Total Participating Common Stock		799,723,058
Participating Blackstone Holdings Partnership Units		443,682,239

		1,243,405,297

14.	Equity-Based Compensation
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
For the three and nine months ended September 30, 2026, Blackstone recorded compensation expense of $330.4 million and $1.2 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $55.9 million and $180.4 million, respectively. For the three and nine months ended September 30, 2025, Blackstone recorded compensation expense of $303.3 million and $1.1 billion, respectively, in relation to its equity-based awards with corresponding tax benefits of $92.5 million and $224.0 million, respectively.
As of September 30, 2026, there was $2.7 billion of estimated unrecognized compensation expense related to unvested awards. This cost is expected to be recognized over a weighted-average period of 3.3 years.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Total vested
 and unvested outstanding shares, including common stock, Blackstone Holdings Partnership Units and deferred restricted shares of common stock, were 1,243,466,834 as of September 30, 2026. Total outstanding phantom shares were 78,738 as of September 30, 2026.
A summary of the status of Blackstone’s unvested equity-based awards as of September 30, 2026 and of changes during the period January 1, 2026 through September 30, 2026 is presented below:

	$		$		$		$		$		$
	Blackstone Holdings				Blackstone Inc.
					Equity Settled Awards				Cash Settled Awards
Unvested Shares/Units	Partnership Units		Weighted- Average Grant Date Fair Value		Deferred Restricted Shares of Common Stock		Weighted- Average Grant Date Fair Value		Phantom Shares		Weighted- Average Grant Date Fair Value
Balance, December 31, 2025		226,888		$32.02		29,420,712		$122.07		66,941		$146.70
Granted		—		—		17,114,244		119.54		26,745		116.54
Vested		(226,888)		32.02		(11,630,972)		115.41		(22,349)		131.75
Forfeited		—		—		(796,128)		123.08		(4,867)		134.27

Balance, September 30, 2026		—		$—		34,107,856		$123.17		66,470		$136.88

15.	Related Party Transactions
Affiliate Receivables and Payables
Due from Affiliates and Due to Affiliates consisted of the following:

	$		$
	September 30, 2026		December 31, 2025
Due from Affiliates
Management Fees, Performance Revenues, Reimbursable Expenses and Other Receivables from Non-Consolidated Entities and Portfolio Companies		$4,767,109		$5,047,814
Due from Certain Non-Controlling Interest Holders and Blackstone Employees		1,209,071		1,036,117
Accrual for Potential Clawback of Previously Distributed Performance Allocations		528,215		273,531

		$6,504,395		$6,357,462

	$		$
	September 30, 2026		December 31, 2025
Due to Affiliates
Due to Certain Non-Controlling Interest Holders in Connection with the Tax Receivable Agreements		$2,075,418		$2,076,205
Due to Non-Consolidated Entities		188,344		237,983
Due to Certain Non-Controlling Interest Holders and Blackstone Employees		169,260		103,977
Accrual for Potential Repayment of Previously Received Performance Allocations		1,462,885		806,267

		$3,895,907		$3,224,432

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Interests of the Founder, Senior Managing Directors, Employees and Other Related Parties
The Founder, senior managing directors, employees and certain other related parties invest on a discretionary basis in the consolidated Blackstone
f
unds both directly and through consolidated entities. These investments generally are subject to preferential management fee and performance allocation or incentive fee arrangements. As of September 30, 2026 and December 31, 2025, such investments aggregated $2.1 billion and $2.2 billion, respectively. Their share of the Net Income Attributable to Redeemable
Non-Controlling
and
Non-Controlling
Interests in Consolidated Entities aggregated to
 $16.9 million and $33.9 million for the three months ended September 30, 2026 and 2025, respectively, and $87.5 million and $138.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Contingent Repayment Guarantee
Blackstone and its personnel who have received Performance Allocation distributions have guaranteed payment on a several basis (subject to a cap) to the carry funds of any clawback obligation with respect to the excess Performance Allocation allocated to the general partners of such funds and indirectly received thereby to the extent that either Blackstone or its personnel fails to fulfill its clawback obligation, if any. The Accrual for Potential Repayment of Previously Received Performance Allocations represents amounts previously paid to Blackstone Holdings and non-controlling
interest holders that would need to be repaid to the Blackstone Funds if the carry funds were to be liquidated based on the fair value of their underlying investments as of September 30, 2026. See Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback).”
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
Assuming no future material changes in the relevant tax law and that the corporate taxpayers earn sufficient taxable income to realize the full tax benefit of the increased amortization of the assets, the expected future payments under the tax receivable agreements (which are taxable to the recipients) will aggregate $2.1 billion over the next 15 years. The after-tax
net present value of these estimated payments totals $722.1 million assuming a 15% discount rate and using Blackstone’s most recent projections relating to the estimated timing of the benefit to be received. Future payments under the tax receivable agreements in respect of subsequent exchanges would be in addition to these amounts. The payments under the tax receivable agreements are not conditioned upon continued ownership of Blackstone equity interests by the pre-IPO
owners and the others mentioned above.

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
Commitments
Investment Commitments
Blackstone had $7.6 billion of investment commitments as of September 30, 2026 representing general partner capital funding commitments to the Blackstone Funds, limited partner capital funding to other funds and Blackstone principal investment commitments, including loan commitments. Blackstone principal investment commitments reflect the amount Blackstone is expected to fund pursuant to contractual requirements, net of the amount Blackstone Funds are expected to fund pursuant to their contractual requirements. The consolidated Blackstone funds had signed investment commitments of $209.3 million as of September 30, 2026, which includes $51.3 million of signed investment commitments for portfolio company acquisitions in the process of closing.
Contingencies
Guarantees
Certain of Blackstone’s consolidated real estate funds guarantee payments to third parties in connection with the ongoing business activities and/or acquisitions of their Portfolio Companies. There is no direct recourse to Blackstone to fulfill such obligations. To the extent that underlying funds are required to fulfill guarantee obligations, Blackstone’s invested capital in such funds is at risk. Total investments at risk in respect of guarantees extended by consolidated real estate funds was $21.7 million as of September 30, 2026.
The Blackstone Holdings Partnerships provided guarantees to a lending institution for certain loans held by employees either for investment in Blackstone Funds or for members’ capital contributions to Blackstone Europe LLP. The amount guaranteed as of September 30, 2026 was $68.2 million.

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
For each such arrangement
, an asset or liability is recognized based on fair value with the maximum potential future obligation in respect of the target return capped at the fair value of the assets pledged by Blackstone in connection with the respective arrangement. As of September 30, 2026, across both arrangements, the fair value of the total assets pledged was $1.5 billion and the total liability recognized was $1.2 billion.
Litigation
Blackstone may from time to time be involved in litigation and claims incidental to the conduct of its business. Blackstone’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against Blackstone.
Blackstone accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such legal actions, based on information known by management, Blackstone does not believe that any reasonably possible losses in excess of current accruals related to any legal proceeding or claim would individually or in the aggregate materially affect its results of operations, financial position or cash flows.
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
In April 2021, the AG filed an action (the “Declaratory Judgment Action”) against BLP and the other fund manager defendants from the Mayberry Action in Franklin County Circuit Court, seeking a declaration that certain provisions in the subscription agreements with KRS violate the Kentucky Constitution. In July 2026, following the June 2026 settlement described below, the AG and BLP filed a currently pending joint motion to dismiss BLP’s appeal of the grant of summary judgment to the AG.
In July 2021, BLP filed a
breach-of-contract
action against defendants affiliated with KRS, alleging that the Mayberry Action and the Declaratory Judgment Action breach the parties’ subscription agreements and seeking damages. In July 2026, following the June 2026 settlement described below, the AG and BLP filed a currently pending joint motion to dismiss BLP’s appeal of the dismissal of the action.
In January 2025, the Blackstone Defendants and several other defendants entered into a settlement agreement with KRS and the Commonwealth of Kentucky (the “Commonwealth”) that, subject to approval by the Franklin County Circuit Court and certain requirements, would have resolved all claims between the settling parties, and barred all claims against the Blackstone Defendants in Taylor I and Taylor II without any admission of wrongdoing. In May 2025, the Court declined to enter an approval order, holding that the Court’s approval is unnecessary and stating that the parties may settle as they see fit. Because an approval order was a condition to the settlement, the settlement agreement was terminated.
In June 2026, the Blackstone Defendants reached a new settlement agreement with KRS and the Commonwealth for all outstanding claims in their respective lawsuits, and, in August 2026, the Franklin Circuit Court granted dismissal of the Commonwealth’s claims against Blackstone in the July 2020 Action. As part of that agreement, in June 2026, KRS and the Commonwealth filed an action seeking a declaration that the Commonwealth and KRS have the authority to settle and release the Taylor claims, and, in July 2026, filed a motion for summary judgment in that case. In October 2026, the court deferred issuing a ruling until the Kentucky Supreme Court rules on the appeal of the petition for a writ of prohibition in Taylor II.
Pursuant to the settlement agreement, the Blackstone Defendants paid $18 million to KRS, which amount was fully covered by Blackstone’s insurance. An additional
 $6
million payment will follow if, pursuant to certain conditions and limitations, the Taylor claims are finally dismissed during the pendency of the Commonwealth’s efforts. This payment is also expected to be covered by Blackstone’s insurance. The Taylor plaintiffs have filed various objections to the settlement, which are currently pending.
Our financial results for the quarter ended September 30, 2026 include an accrual for the estimated liability related to this matter.

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Contingent Obligations (Clawback)
Performance Allocations are subject to clawback to the extent that the Performance Allocations received to date with respect to a fund exceeds the amount due to Blackstone based on cumulative results of that fund. The actual clawback liability, however, generally does not become realized until the end of a fund’s life except for certain Blackstone
F
unds, which may have an interim clawback liability. The lives of the funds, including available contemplated extensions, for which a liability for potential clawback obligations has been recorded for financial reporting purposes, are currently anticipated to expire at various points through 2038. Further extensions of such terms may be implemented under given circumstances.
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
The following table presents the clawback obligations by segment:

	$		$		$		$		$		$
	September 30, 2026						December 31, 2025
Segment	Blackstone Holdings		Current and Former Personnel (a)		Total (b)		Blackstone Holdings		Current and Former Personnel (a)		Total (b)
Real Estate		$813,565		$449,960		$1,263,525		$448,096		$227,924		$676,020
Private Equity		121,105		78,255		199,360		84,640		45,607		130,247

		$934,670		$528,215		$1,462,885		$532,736		$273,531		$806,267

(a)	The split of clawback between Blackstone Holdings and Current and Former Personnel is based on the performance of individual investments held by a fund rather than on a fund by fund basis.
(b)	Total is a component of Due to Affiliates. See Note 15. “Related Party Transactions — Affiliate Receivables and Payables — Due to Affiliates.”
For Private Equity, Real Estate, and certain Credit & Insurance Funds, a portion of the Performance Allocations paid to current and former Blackstone personnel is held in segregated accounts in the event of a cash clawback obligation. These segregated accounts are not included in the condensed consolidated financial statements of Blackstone, except to the extent a portion of the assets held in the segregated accounts may be allocated to a consolidated Blackstone fund of hedge funds. At September 30, 2026, $1.4 billion was held in segregated accounts for the purpose of meeting any clawback obligations of current and former personnel if such payments are required.
In the Credit & Insurance segment, payment of Performance Allocations to Blackstone by the majority of the stressed/distressed, mezzanine and credit alpha strategies funds are substantially deferred under the terms of the partnership agreements. This deferral mitigates the need to hold funds in segregated accounts in the event of a cash clawback obligation.
If, at September 30, 2026, all of the investments held by Blackstone’s carry funds were deemed worthless, a possibility that management views as remote, the amount of Performance Allocations subject to potential clawback would be $9.0 billion, on an after-tax
basis where applicable, of which Blackstone Holdings is potentially liable for $8.1 billion if current and former Blackstone personnel default on their share of the liability, a possibility that management also views as remote.

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

•
Credit & Insurance – Blackstone’s Credit & Insurance segment consists principally of Blackstone Credit & Insurance, which is organized into three overarching strategies: private corporate credit strategies, infrastructure and asset based credit strategies and liquid corporate credit strategies. In addition, the segment includes an insurer-focused platform.

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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Segment Presentation
The following tables present the financial data for Blackstone’s four segments for the three months ended September 30, 2026 and 2025:

	$		$		$		$		$
	Three Months Ended September 30, 2026
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total Segments
Management and Advisory Fees, Net
Base Management Fees		$608,065		$708,731		$507,267		$167,983		$1,992,046
Transaction, Advisory and Other Fees, Net		31,134		148,460		30,090		172		209,856
Management Fee Offsets		(10,387)		(19,113)		(12,945)		—		(42,445)

Total Management and Advisory Fees, Net		628,812		838,078		524,412		168,155		2,159,457
Fee Related Performance Revenues		160,551		215,181		164,397		—		540,129
Fee Related Compensation		(196,045)		(295,205)		(205,399)		(48,434)		(745,083)
Other Operating Expenses		(94,083)		(139,111)		(120,298)		(28,959)		(382,451)

Fee Related Earnings		499,235		618,943		363,112		90,762		1,572,052

Realized Performance Revenues		99,924		285,498		58,467		20,497		464,386
Realized Performance Compensation		(49,489)		(102,408)		(25,261)		(8,294)		(185,452)
Realized Principal Investment Income		3,982		11,059		36,668		890		52,599

Total Net Realizations		54,417		194,149		69,874		13,093		331,533

Total Segment Distributable Earnings		$553,652		$813,092		$432,986		$103,855		$1,903,585

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$	$	$	$	$
	Three Months Ended September 30, 2025
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$670,774	$628,402	$483,078	$137,448	$1,919,702
Transaction, Advisory and Other Fees, Net	21,238	106,903	27,062	1,008	156,211
Management Fee Offsets	(3,213)	(17,915)	(12,965)	—	(34,093)

Total Management and Advisory Fees, Net	688,799	717,390	497,175	138,456	2,041,820
Fee Related Performance Revenues	124,647	126,652	201,719	—	453,018
Fee Related Compensation	(168,377)	(231,915)	(218,425)	(39,374)	(658,091)
Other Operating Expenses	(95,228)	(120,743)	(113,120)	(26,979)	(356,070)

Fee Related Earnings	549,841	491,384	367,349	72,103	1,480,677

Realized Performance Revenues	132,792	559,383	40,124	12,654	744,953
Realized Performance Compensation	(69,623)	(205,967)	(21,123)	(5,929)	(302,642)
Realized Principal Investment Income	5,303	26,686	29,855	691	62,535

Total Net Realizations	68,472	380,102	48,856	7,416	504,846

Total Segment Distributable Earnings	$618,313	$871,486	$416,205	$79,519	$1,985,523

5
8

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

The following tables present the financial data for Blackstone’s four segments as of September 30, 2026 and for the nine months ended September 30, 2026 and 2025:

	$	$	$	$	$
	September 30, 2026 and the Nine Months Then Ended
	Real	Private	Credit &	Multi-Asset	Total
	Estate	Equity	Insurance	Investing	Segments
Management and Advisory Fees, Net
Base Management Fees	$1,874,209	$2,050,166	$1,510,736	$470,246	$5,905,357
Transaction, Advisory and Other Fees, Net	187,193	424,319	132,487	(1,290)	742,709
Management Fee Offsets	(28,032)	(39,905)	(37,568)	—	(105,505)

Total Management and Advisory Fees, Net	2,033,370	2,434,580	1,605,655	468,956	6,542,561
Fee Related Performance Revenues	556,267	777,265	488,086	—	1,821,618
Fee Related Compensation	(651,350)	(895,546)	(669,460)	(138,326)	(2,354,682)
Other Operating Expenses	(278,907)	(383,554)	(359,265)	(84,310)	(1,106,036)

Fee Related Earnings	1,659,380	1,932,745	1,065,016	246,320	4,903,461

Realized Performance Revenues	352,866	1,414,294	148,133	60,472	1,975,765
Realized Performance Compensation	(157,704)	(648,148)	(60,204)	(27,576)	(893,632)
Realized Principal Investment Income	1,837	81,359	26,341	2,534	112,071

Total Net Realizations	196,999	847,505	114,270	35,430	1,194,204

Total Segment Distributable Earnings	$1,856,379	$2,780,250	$1,179,286	$281,750	$6,097,665

Segment Assets	$13,650,211	$20,942,879	$8,284,089	$2,686,181	$45,563,360

5
9

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$	$	$	$	$
	Nine Months Ended September 30, 2025
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

Reconciliations of Total Segment Amounts
The following tables reconcile the Total Segment Revenues, Expenses and Distributable Earnings to their equivalent GAAP measure for the three and nine months ended September 30, 2026 and 2025 along with Total Assets as of September 30, 2026:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Revenues
Total GAAP Revenues		$3,062,888		$3,088,635		$11,724,461		$10,089,993
Less: Unrealized Performance Revenues (a)		627,139		215,872		(243,366)		(360,585)
Less: Unrealized Principal Investment (Income) Loss (b)		(289,167)		216,084		(410,217)		(239,266)
Less: Interest and Dividend Revenue (c)		(125,674)		(107,538)		(367,838)		(305,348)
Less: Other Revenue (d)		(11,722)		(28,702)		(74,548)		270,016
Impact of Consolidation (e)		(46,969)		(72,580)		(176,718)		(304,154)
Transaction-Related and Non-Recurring Items (f)		(21)		(9,607)		(115)		(10,354)
Intersegment Eliminations		97		162		356		474

Total Segment Revenue (g)		$3,216,571		$3,302,326		$10,452,015		$9,140,776

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Expenses
Total GAAP Expenses		$1,625,299		$1,750,687		$6,263,204		$5,577,722
Less: Unrealized Performance Allocations Compensation (h)		193,497		31,547		(132,333)		(224,630)
Less: Equity-Based Compensation (i)		(329,217)		(301,562)		(1,244,187)		(1,084,882)
Less: Interest Expense (j)		(132,740)		(126,090)		(407,628)		(369,073)
Impact of Consolidation (e)		(30,137)		(26,316)		(80,547)		(84,303)
Amortization of Intangibles (k)		(7,288)		(7,333)		(21,864)		(21,999)
Transaction-Related and Non-Recurring Items (f)		(2,099)		(195)		(9,231)		(30,147)
Administrative Fee Adjustment (l)		(4,426)		(4,097)		(13,420)		(12,395)
Intersegment Eliminations		97		162		356		474

Total Segment Expenses (m)		$1,312,986		$1,316,803		$4,354,350		$3,750,767

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Other Income
Total GAAP Other Income (Loss)		$93,418		$108,634		$333,259		$302,539
Impact of Consolidation (e)		(93,418)		(108,634)		(333,259)		(302,539)

Total Segment Other Income		$—		$—		$—		$—

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Income Before Provision for Taxes
Total GAAP Income Before Provision for Taxes		$1,531,007		$1,446,582		$5,794,516		$4,814,810
Less: Unrealized Performance Revenues (a)		627,139		215,872		(243,366)		(360,585)
Less: Unrealized Principal Investment (Income) Loss (b)		(289,167)		216,084		(410,217)		(239,266)
Less: Interest and Dividend Revenue (c)		(125,674)		(107,538)		(367,838)		(305,348)
Less: Other Revenue (d)		(11,722)		(28,702)		(74,548)		270,016
Plus: Unrealized Performance Allocations Compensation (h)		(193,497)		(31,547)		132,333		224,630
Plus: Equity-Based Compensation (i)		329,217		301,562		1,244,187		1,084,882
Plus: Interest Expense (j)		132,740		126,090		407,628		369,073
Impact of Consolidation (e)		(110,250)		(154,898)		(429,430)		(522,390)
Amortization of Intangibles (k)		7,288		7,333		21,864		21,999
Transaction-Related and Non-Recurring Items (f)		2,078		(9,412)		9,116		19,793
Administrative Fee Adjustment (l)		4,426		4,097		13,420		12,395

Total Segment Distributable Earnings		$1,903,585		$1,985,523		$6,097,665		$5,390,009

$
As of
September 30,
2026
Total Assets
Total GAAP Assets	$49,635,967
Impact of Consolidation (e)	(4,072,607)

Total Segment Assets	$45,563,360

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
(d)
This adjustment removes Other Revenue on a segment basis. For the three months ended September 30, 2026 and 2025, Other Revenue on a GAAP basis was $11.7 million and $28.7 million, and included $11.3 million and $28.7 million of foreign exchange gains (losses), respectively. For the nine months ended September 30, 2026 and 2025, Other Revenue on a GAAP basis was $74.7 million and $(270.0) million, and included $73.8 million and $(270.6) million of foreign exchange gains (losses), respectively.

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

(g)	Total Segment Revenues is comprised of the following:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Total Segment Management and Advisory Fees, Net		$2,159,457		$2,041,820		$6,542,561		$5,953,830
Total Segment Fee Related Performance Revenues		540,129		453,018		1,821,618		1,218,983
Total Segment Realized Performance Revenues		464,386		744,953		1,975,765		1,758,097
Total Segment Realized Principal Investment Income		52,599		62,535		112,071		209,866

Total Segment Revenues		$3,216,571		$3,302,326		$10,452,015		$9,140,776

(h)	This adjustment removes Unrealized Performance Allocations Compensation.
(i)	This adjustment removes Equity-Based Compensation on a segment basis.
(j)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(k)	This adjustment removes the amortization of transaction-related intangibles, which are excluded from Blackstone’s segment presentation.
(l)
This adjustment adds an amount equal to an administrative fee collected on a quarterly basis from certain holders of Blackstone Holdings Partnership Units. The administrative fee is accounted for as a capital contribution under GAAP, but is reflected as a reduction of Other Operating Expenses in Blackstone’s segment presentation.

(m)	Total Segment Expenses is comprised of the following:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Total Segment Fee Related Compensation		$745,083		$658,091		$2,354,682		$1,975,389
Total Segment Realized Performance Compensation		185,452		302,642		893,632		780,190
Total Segment Other Operating Expenses		382,451		356,070		1,106,036		995,188

Total Segment Expenses		$1,312,986		$1,316,803		$4,354,350		$3,750,767

6
3

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

Reconciliations of Total Segment Components
The following tables reconcile the components of Total Segments to their equivalent GAAP measures, reported on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Management and Advisory Fees, Net
GAAP		$2,178,108		$2,056,248		$6,592,734		$5,996,060
Segment Adjustment (a)		(18,651)		(14,428)		(50,173)		(42,230)

Total Segment		$2,159,457		$2,041,820		$6,542,561		$5,953,830

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
GAAP Realized Performance Revenues to Total Segment Fee Related Performance Revenues
GAAP
Incentive Fees		$172,729		$200,675		$497,228		$587,914
Investment Income - Realized Performance Allocations		831,786		997,296		3,300,134		2,389,166

GAAP		1,004,515		1,197,971		3,797,362		2,977,080
Total Segment
Less: Incentive Fees (b)		(17,144)		(3,798)		(34,406)		(12,686)
Less: Realized Performance Allocations (c)		(447,242)		(741,155)		(1,941,359)		(1,745,411)
Segment Adjustment (d)		—		—		21		—

Total Segment		$540,129		$453,018		$1,821,618		$1,218,983

6
4

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
GAAP Compensation to Total Segment Fee Related Compensation
GAAP
Compensation		$900,734		$845,659		$3,030,657		$2,745,379
Incentive Fee Compensation		49,280		61,882		153,364		186,274
Realized Performance Allocations Compensation		309,755		354,765		1,308,468		927,846

GAAP		1,259,769		1,262,306		4,492,489		3,859,499
Total Segment
Less: Realized Performance Compensation		(185,452)		(302,642)		(893,632)		(780,190)
Less: Equity-Based Compensation - Fee Related Compensation		(323,383)		(296,506)		(1,218,429)		(1,067,054)
Less: Equity-Based Compensation - Performance Compensation		(5,834)		(5,056)		(25,758)		(17,828)
Segment Adjustment (e)		(17)		(11)		12		(19,038)

Total Segment		$745,083		$658,091		$2,354,682		$1,975,389

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
GAAP General, Administrative and Other to Total Segment Other Operating Expenses
GAAP		$416,358		$383,580		$1,198,289		$1,076,770
Segment Adjustment (f)		(33,907)		(27,510)		(92,253)		(81,582)

Total Segment		$382,451		$356,070		$1,106,036		$995,188

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Realized Performance Revenues
GAAP
Incentive Fees		$172,729		$200,675		$497,228		$587,914
Investment Income - Realized Performance Allocations		831,786		997,296		3,300,134		2,389,166

GAAP		1,004,515		1,197,971		3,797,362		2,977,080
Total Segment
Less: Fee Related Performance Revenues		(540,129)		(453,018)		(1,821,618)		(1,218,983)
Segment Adjustment (d)		—		—		21		—

Total Segment		$464,386		$744,953		$1,975,765		$1,758,097

6
5

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Realized Performance Compensation
GAAP
Incentive Fee Compensation		$49,280		$61,882		$153,364		$186,274
Realized Performance Allocation Compensation		309,755		354,765		1,308,468		927,846

GAAP		359,035		416,647		1,461,832		1,114,120
Total Segment
Less: Fee Related Performance Compensation (g)		(167,749)		(108,949)		(542,442)		(316,102)
Less: Equity-Based Compensation - Performance Compensation		(5,834)		(5,056)		(25,758)		(17,828)

Total Segment		$185,452		$302,642		$893,632		$780,190

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Realized Principal Investment Income
GAAP		$119,848		$152,652		$368,453		$435,365
Segment Adjustment (h)		(67,249)		(90,117)		(256,382)		(225,499)

Total Segment		$52,599		$62,535		$112,071		$209,866

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

(b)	Represents the portion of Incentive Fees attributable to vehicles that are not Perpetual Capital vehicles.
(c)	Represents the portion of Realized Performance Allocations that do not qualify as Fee Related Performance Revenues, which are predominantly non-Perpetual Capital vehicles.
(d)	Represents the add back of Performance Revenues earned from consolidated Blackstone funds which have been eliminated in consolidation.
(e)	Represents the removal of Transaction-Related and Non-Recurring Items that are not recorded in the Total Segment measures.
(f)
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

Blackstone Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(All Dollars are in Thousands, Except Share and Per Share Data, Except Where Noted)

(g)	Fee Related Performance Compensation may include Equity-Based Compensation based on Fee Related Performance Revenues.
(h)
Represents (1) the add back of Principal Investment Income, including general partner income, earned from consolidated Blackstone funds which have been eliminated in consolidation, and (2) the removal of amounts associated with the ownership of Blackstone consolidated operating partnerships held by non-controlling
interests.

18.	Subsequent Events
On November 2, 2026, Blackstone issued $600.0 million aggregate principal amount of senior notes due November 3, 2031 and $500.0 million aggregate principal amount of senior notes due November 3, 2033 pursuant to a Registration Statement on Form
S-3.
For additional information see Note 11. “Borrowings”.

Item 1A. Unaudited Supplemental Presentation of Statements of Financial Condition
Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition
(Dollars in Thousands)

	$		$		$		$
	September 30, 2026
	Consolidated Operating Partnerships		Consolidated Blackstone Funds (a)		Reclasses and Eliminations		Consolidated
Assets
Cash and Cash Equivalents		$3,037,534		$—		$—		$3,037,534
Cash Held by Blackstone Funds and Other		—		228,704		—		228,704
Investments		30,281,684		4,756,921		(1,184,944)		33,853,661
Accounts Receivable		449,765		1,726		—		451,491
Due from Affiliates		6,242,305		569,363		(307,273)		6,504,395
Intangible Assets, Net		104,250		—		—		104,250
Goodwill		1,890,202		—		—		1,890,202
Other Assets		1,009,469		8,110		—		1,017,579
Right-of-Use Assets		723,119		—		—		723,119
Deferred Tax Assets		1,825,032		—		—		1,825,032

Total Assets		$45,563,360		$5,564,824		$(1,492,217)		$49,635,967

Liabilities and Equity
Loans Payable		$12,958,748		$442,698		$—		$13,401,446
Due to Affiliates		3,988,567		216,976		(309,636)		3,895,907
Accrued Compensation and Benefits		7,103,730		—		—		7,103,730
Operating Lease Liabilities		792,395		—		—		792,395
Accounts Payable, Accrued Expenses and Other Liabilities		3,086,936		338,953		—		3,425,889

Total Liabilities		27,930,376		998,627		(309,636)		28,619,367

Redeemable Non-Controlling Interests in Consolidated Entities		8		1,428,443		—		1,428,451

Equity
Common Stock		7		—		—		7
Series I Preferred Stock		—		—		—		—
Series II Preferred Stock		—		—		—		—
Additional Paid-in-Capital		9,240,118		1,146,914		(1,146,914)		9,240,118
Retained Earnings (Deficit)		(383,194)		35,667		(35,667)		(383,194)
Accumulated Other Comprehensive Income (Loss)		(49,731)		30,937		—		(18,794)
Non-Controlling Interests in Consolidated Entities		3,992,577		1,924,236		—		5,916,813
Non-Controlling Interests in Blackstone Holdings		4,833,199		—		—		4,833,199

Total Equity		17,632,976		3,137,754		(1,182,581)		19,588,149

Total Liabilities and Equity		$45,563,360		$5,564,824		$(1,492,217)		$49,635,967

Blackstone Inc.
Unaudited Consolidating Statements of Financial Condition - Continued
(Dollars in Thousands)

	$		$		$		$
	December 31, 2025
	Consolidated Operating Partnerships		Consolidated Blackstone Funds (a)		Reclasses and Eliminations		Consolidated
Assets
Cash and Cash Equivalents		$2,631,241		$—		$—		$2,631,241
Cash Held by Blackstone Funds and Other		—		223,441		—		223,441
Investments		28,046,783		5,180,879		(1,015,551)		32,212,111
Accounts Receivable		275,370		16,388		—		291,758
Due from Affiliates		6,055,038		367,387		(64,963)		6,357,462
Intangible Assets, Net		131,359		—		—		131,359
Goodwill		1,890,202		—		—		1,890,202
Other Assets		1,143,014		14,705		—		1,157,719
Right-of-Use Assets		757,459		—		—		757,459
Deferred Tax Assets		2,056,223		—		—		2,056,223

Total Assets		$42,986,689		$5,802,800		$(1,080,514)		$47,708,975

Liabilities and Equity
Loans Payable		$12,318,723		$126,421		$—		$12,445,144
Due to Affiliates		3,046,459		245,222		(67,249)		3,224,432
Accrued Compensation and Benefits		6,411,389		—		—		6,411,389
Operating Lease Liabilities		861,021		—		—		861,021
Accounts Payable, Accrued Expenses and Other Liabilities		2,826,821		58,996		—		2,885,817

Total Liabilities		25,464,413		430,639		(67,249)		25,827,803

Redeemable Non-Controlling Interests in Consolidated Entities		5		1,380,498		—		1,380,503

Equity
Common Stock		7		—		—		7
Series I Preferred Stock		—		—		—		—
Series II Preferred Stock		—		—		—		—
Additional Paid-in-Capital		8,479,886		992,063		(992,063)		8,479,886
Retained Earnings		191,641		21,202		(21,202)		191,641
Accumulated Other Comprehensive Income (Loss)		(53,272)		47,264		—		(6,008)
Non-Controlling Interests in Consolidated Entities		4,293,077		2,931,134		—		7,224,211
Non-Controlling Interests in Blackstone Holdings		4,610,932		—		—		4,610,932

Total Equity		17,522,271		3,991,663		(1,013,265)		20,500,669

Total Liabilities and Equity		$42,986,689		$5,802,800		$(1,080,514)		$47,708,975

(a)	The Consolidated Blackstone Funds consisted of the following:
Blackstone Horizon Fund L.P.
BTD CP Holdings LP
Blackstone European Property Income Fund (Master) FCP
Blackstone European Property Income Fund SICAV
BEPIF (Aggregator) SCSp
Infrastructure Investments L.P.**
Blackstone Chengu (Shanghai) Private Fund Partnership
Hieroglyphs L.P.**
Blackstone Multi-Strategy Hedge Fund L.P.**
Blackstone Quantitative Opportunities Fund Ltd.
Blackstone Private Markets Solutions
SCA-SICAV
– Blackstone Private Markets Fund*
BXCI ECX DevCo Lender 3 LLC*
Private equity
side-by-side
investment vehicles
Real estate
side-by-side
investment vehicles
* Consolidated as of September 30, 2026 only
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

Our Blackstone Real Estate Debt Strategies (“BREDS”) platform primarily targets real estate-related debt investment opportunities. BREDS invests in both public and private markets, primarily in the U.S. and Europe. BREDS’ scale and investment mandates enable it to provide a variety of lending options for our borrowers and investment options for our investors, including commercial real estate mortgage loans and liquid real estate-related debt securities. The BREDS platform includes high-yield BREDS funds, lower-yielding debt (including “BREC”) funds, liquid debt funds, capital managed on behalf of our Credit & Insurance segment, and Blackstone Mortgage Trust, Inc. (“BXMT”), a NYSE-listed mortgage REIT.

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

Credit & Insurance

Our Credit & Insurance segment (“BXCI”) is one of the largest credit managers in the world offering its clients and borrowers comprehensive solutions across investment grade and non-investment grade private and liquid credit. The investment portfolios BXCI’s credit platform manages or sub-advises consist primarily of loans and securities of non-investment and investment grade companies spread across the capital structure, including senior debt, subordinated debt, preferred stock and common equity.

BXCI is organized into three overarching credit investing strategies: private corporate credit strategies, infrastructure and asset based credit strategies and liquid corporate credit strategies. The private corporate credit and infrastructure and asset based credit strategies are each private credit strategies, where the portfolios of such strategies consist primarily of privately originated and directly negotiated illiquid or less liquid credit. The liquid corporate credit strategy is a liquid credit strategy, where the portfolio of such strategy consists primarily of traditional bank-syndicated and actively traded credit.

Our private corporate credit strategies provide financing solutions to borrowers across a breadth of credit instruments, including senior direct lending and opportunistic credit. The direct lending funds include Blackstone Private Credit Fund (“BCRED”), Blackstone Secured Lending Fund (“BXSL”), both of which are business development companies (“BDCs”), as well as Blackstone European Private Credit Fund (“ECRED”).

Our infrastructure and asset based credit strategies consist primarily of energy strategies (including our sustainable resources platform), infrastructure debt, and asset based finance strategies focused on privately originated, income-oriented credit assets secured by physical, financial or residential real estate collateral.

Our liquid corporate credit strategies include investment grade corporate debt, high yield debt and broadly syndicated loans. These portfolios are managed through closed-ended funds, open-ended funds, systematic strategies, CLOs and SMAs.

BXCI also has an insurance platform that focuses on providing investment management services for insurance and reinsurance accounts, seeking to deliver customized and diversified portfolios consisting primarily of investment grade credit, including through Blackstone’s private credit origination capabilities. Through this insurance platform, we provide our clients tailored portfolio construction, strategic asset allocation and specialized analytical tools. While focusing on policyholder protection, we seek to achieve risk-managed, liability-matched and capital-efficient returns, as well as diversification and capital preservation. We also provide similar services to clients through SMAs or by sub-managing assets for certain insurance-dedicated funds and special purpose vehicles.

Multi-Asset Investing

Our Multi-Asset Investing segment (“BXMA”) is the world’s largest discretionary allocator to hedge funds and is a leader in building multi-asset portfolios. BXMA invests across asset classes in both public and private markets aiming to generate compelling risk-adjusted returns.

BXMA is organized into four investment platforms: Absolute Return, Multi-Strategy, Total Portfolio Management and Public Real Assets. Absolute Return manages a broad range of commingled and customized portfolios and aims to generate consistent returns across market environments. Multi-Strategy aims to generate strong risk-adjusted returns through opportunistic, asset-class agnostic investing, and includes Blackstone Multi-Strategy Hedge Fund L.P. (“BXHF”), a perpetual multi-strategy hedge fund product for the individual investor channel. Total Portfolio Management manages large-scale total portfolios across asset classes in both public and private markets. The Public Real Assets platform is managed by Harvest Fund Advisors LLC (“Harvest”), which primarily invests in publicly traded energy infrastructure, renewables and master limited partnerships holding midstream energy assets in North America.

Business Environment

Blackstone’s businesses are materially affected by conditions in the financial markets and economic conditions in the U.S., Europe, Asia and, to a lesser extent, elsewhere in the world.

The U.S. economy continued to show fundamental strength in the third quarter, benefitting in particular from artificial intelligence- and energy-related capital expenditures, while higher bond yields and ongoing geopolitical turbulence contributed to equity market volatility. The ten-year U.S. Treasury yield increased 82 basis points in the third quarter to 5.28%, the highest level in nearly two decades, and subsequently declined to 4.91% as of November 2, 2026. Inflation in the U.S. remained elevated, reflecting in part higher energy prices.

Against this backdrop, global equity market performance was positive overall in the third quarter, but with divergent performance across sectors. The total return of the S&P 500 Index was 2.3%, with the energy and information technology sectors exhibiting the largest gains of 17.2% and 7.2%, respectively. By contrast, the utilities and industrials sectors were the worst performers, declining 12.4% and 9.7%, respectively, as higher interest rates weighed on capital-intensive sectors. In credit markets, the total return of the S&P Leveraged Loan Index was 1.9% and the ICE Bank of America High Yield Bond Index declined 1.8%. High yield spreads widened by 41 basis points quarter-over-quarter.

U.S. capital markets activity slowed following an active first half of the year, with initial public offering volumes decreasing 46% year-over-year and announced merger and acquisition deal volumes decreasing 18% year-over-year. Despite the slow down in the third quarter, for the nine months ended September 30, 2026, initial public offering and announced merger and acquisition deal volumes increased 236% and 36%, respectively, compared to the same period in 2025.

U.S. economic growth has remained resilient. The Bureau of Economic Analysis’ advance estimate of U.S. real GDP indicated annualized growth of 3.0% quarter-over-quarter, up from 2.2%. Wages rose 3.0% year-over-year in September 2026. Demand for retail and food services also remained strong, with sales increasing 6.3% year-over-year. The labor market remained stable, with the unemployment rate at 4.2% as of September 2026 compared to 4.2% in June 2026.

Inflation remained above the Federal Reserve’s target rate of 2% amid persistently higher energy prices. CPI increased 3.7% year-over-year in September, compared to 3.5% growth in June 2026. Oil prices increased quarter-over-quarter, with the price of West Texas Intermediate crude oil increasing 30.1% to $90.42 per barrel. The Federal Reserve increased the federal funds target range to 3.75-4.00% in September, which it then held steady in October. Three-month SOFR increased 22 basis points quarter-over-quarter to 3.90%.

Outside of the U.S., central banks have pursued a variety of policy approaches in response to regional economic conditions. The Bank of England left its bank rate unchanged at 3.75% through the third quarter. Inflation in the U.K. increased to 3.5% year-over-year in September 2026 from 2.6% in June of 2026. The European Central Bank increased its deposit facility rate by 25 basis points to 2.50% in September 2026 amid continued inflationary pressures associated with higher energy prices. The Bank of Japan increased its policy rate to 1.25% in September 2026 from 1.00%, as policymakers balanced inflation concerns against economic growth considerations. The People’s Bank of China left its rate unchanged at 3.0% for its one-year prime loan.

Overall, the U.S. economy has remained resilient, driven in part by momentum from artificial intelligence- and energy-related capital expenditures. Nevertheless, elevated interest rates and continued geopolitical uncertainty have contributed to equity market volatility and negatively impacted investor sentiment and transaction activity. A durable resolution to the ongoing geopolitical conflicts and a more favorable interest rate environment could provide a basis for stronger equity markets and improved transaction activity.

For additional information on the potential impact on each of our business segments of the conditions described above see “—Segment Analysis”.

Notable Transactions

On November 2, 2026, Blackstone, through its subsidiary Blackstone Reg Finance Co. L.L.C., issued $600.0 million aggregate principal amount 5.650% senior notes due November 3, 2031 (the “Registered 2031 Notes”), and $500.0 million aggregate principal amount of 5.900% senior notes due November 3, 2033 (the “Registered 2033 Notes”) and, together with the Registered 2031 Notes, (the “Registered Notes”), pursuant to a Registration Statement on Form S-3. Blackstone intends to use the net proceeds from the sale of the Registered Notes for general corporate purposes. For additional information see Note 11. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “— Item 1. Financial Statements” and “—Liquidity and Capital Resources —Sources and Uses of Liquidity.”

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

Realized Performance Compensation reflects, pursuant to an ongoing compensation program, an increase in the aggregate Realized Performance Compensation paid to certain of our professionals above the amounts allocable to them based upon the percentage participation in the relevant performance plans previously awarded to them. The expectation is that for the full year 2026, Fee Related Compensation will be decreased by the total amount of additional Performance Compensation awarded for the year in respect of this compensation program. The program, which typically has an impact on individual quarters based on the estimated amounts for the full year, does not impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the full year. For the three months ended September 30, 2026, there was no change in Realized Performance Compensation and Fee Related Compensation decreased by $17.5 million, which had no impact on Net Realizations, increased Fee Related Earnings and had a positive impact to Income Before Provision (Benefits) for Taxes and Distributable Earnings. For the nine months ended September 30, 2026, Realized Performance Compensation increased by $68.2 million and Fee Related Compensation decreased by $52.5 million, which reduced Net Realizations, increased Fee Related Earnings and had a negative impact to Income Before Provision (Benefits) for Taxes and Distributable Earnings. These changes had an impact on individual quarters but did not impact Income Before Provision (Benefits) for Taxes and Distributable Earnings for the year ended December 31, 2025.

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

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three and nine months ended September 30, 2026 and 2025:

	$		$		$		$		$		$		$		$
	Three Months Ended								Nine Months Ended
	September 30,				2026 vs. 2025				September 30,				2026 vs. 2025
	2026		2025		$		%		2026		2025		$		%
	(Dollars in Thousands)
Revenues
Management and Advisory Fees, Net		$2,178,108		$2,056,248		$121,860		6%		$6,592,734		$5,996,060		$596,674		10%

Incentive Fees		172,729		200,675		(27,946)		-14%		497,228		587,914		(90,686)		-15%

Investment Income (Loss)
Performance Allocations
Realized		831,786		997,296		(165,510)		-17%		3,300,134		2,389,166		910,968		38%
Unrealized		(627,149)		(215,818)		(411,331)		191%		243,443		360,666		(117,223)		-33%
Principal Investments
Realized		119,848		152,652		(32,804)		-21%		368,453		435,365		(66,912)		-15%
Unrealized		249,881		(238,658)		488,539		n/m		279,700		285,446		(5,746)		-2%

Total Investment Income (Loss)		574,366		695,472		(121,106)		-17%		4,191,730		3,470,643		721,087		21%

Interest and Dividend Revenue		125,941		107,538		18,403		17%		368,105		305,347		62,758		21%
Other		11,744		28,702		(16,958)		-59%		74,664		(269,971)		344,635		n/m

Total Revenues		3,062,888		3,088,635		(25,747)		-1%		11,724,461		10,089,993		1,634,468		16%

Expenses
Compensation and Benefits
Compensation		900,734		845,659		55,075		7%		3,030,657		2,745,379		285,278		10%
Incentive Fee Compensation		49,280		61,882		(12,602)		-20%		153,364		186,274		(32,910)		-18%
Performance Allocations Compensation
Realized		309,755		354,765		(45,010)		-13%		1,308,468		927,846		380,622		41%
Unrealized		(193,497)		(31,547)		(161,950)		513%		132,333		224,630		(92,297)		-41%

Total Compensation and Benefits		1,066,272		1,230,759		(164,487)		-13%		4,624,822		4,084,129		540,693		13%
General, Administrative and Other		416,358		383,580		32,778		9%		1,198,289		1,076,770		121,519		11%
Interest Expense		132,936		126,288		6,648		5%		415,012		380,225		34,787		9%
Fund Expenses		9,733		10,060		(327)		-3%		25,081		36,598		(11,517)		-31%

Total Expenses		1,625,299		1,750,687		(125,388)		-7%		6,263,204		5,577,722		685,482		12%

Other Income
Net Gains from Fund Investment Activities		93,418		108,634		(15,216)		-14%		333,259		302,539		30,720		10%

Total Other Income		93,418		108,634		(15,216)		-14%		333,259		302,539		30,720		10%

Income Before Provision for Taxes		1,531,007		1,446,582		84,425		6%		5,794,516		4,814,810		979,706		20%
Provision for Taxes		258,564		209,657		48,907		23%		908,100		742,978		165,122		22%

Net Income		1,272,443		1,236,925		35,518		3%		4,886,416		4,071,832		814,584		20%
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		3,486		29,008		(25,522)		-88%		29,650		55,117		(25,467)		-46%
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		106,764		125,890		(19,126)		-15%		399,780		467,273		(67,493)		-14%
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		499,821		457,110		42,711		9%		1,915,696		1,545,429		370,267		24%

Net Income Attributable to Blackstone Inc.		$662,372		$624,917		$37,455		6%		$2,541,290		$2,004,013		$537,277		27%

n/m  Not meaningful.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues

Revenues were $3.1 billion for the three months ended September 30, 2026, a decrease of $25.7 million compared to the three months ended September 30, 2025. The decrease in Revenues was primarily attributable to decreases of $121.1 million in Investment Income and $27.9 million in Incentive Fees, partially offset by increases of $121.9 million in Management and Advisory Fees, Net.

Investment Income was $574.4 million for the three months ended September 30, 2026, a decrease of $121.1 million, compared to $695.5 million for the three months ended September 30, 2025. The decrease in Investment Income was attributable to a decrease of $198.3 million in Realized Investment Income, partially offset by an increase of $77.2 million in Unrealized Investment Income.

The $198.3 million decrease in Realized Investment Income was primarily attributable to lower realized gains in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The principal drivers were:

•

A decrease of $201.0 million in our Private Equity segment primarily attributable to lower realizations in Secondaries, related to the sale of an interest in the GP Stakes portfolio in the third quarter of 2025.

•

Partially offset by an increase of $27.0 million in our Credit & Insurance segment primarily attributable to higher realized Performance Revenues in energy funds within infrastructure and asset based credit strategies.

The $77.2 million increase in Unrealized Investment Income was primarily attributable to lower unrealized depreciation in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The principal drivers were:

•	An increase of $490.3 million in our Credit & Insurance segment primarily attributable to higher unrealized appreciation of Corebridge common stock.

•	Partially offset by:

○	A decrease of $306.9 million in our Private Equity segment primarily attributable to unrealized depreciation of certain Corporate Private Equity funds.

○	A decrease of $63.4 million in our Real Estate segment primarily attributable to unrealized depreciation of Blackstone’s investment in certain BREDS and Core+ funds.

Incentive Fees were $172.7 million for the three months ended September 30, 2026, a decrease of $27.9 million, compared to $200.7 million for the three months ended September 30, 2025. The decrease in Incentive Fees was primarily attributable to a decrease in our Credit & Insurance segment of $39.2 million. The decrease in our Credit & Insurance segment was primarily attributable to BCRED and BXSL.

Management and Advisory Fees, Net were $2.2 billion for the three months ended September 30, 2026, an increase of $121.9 million, compared to $2.1 billion for the three months ended September 30, 2025. The increase in Management and Advisory Fees, Net was primarily attributable to an increase in our Private Equity segment of $120.7 million. The increase in our Private Equity segment was primarily attributable to an increase in Base Management Fees due to increased Fee-Earning Assets Under Management in BXPE, BIP and BXINFRA and an increase in Transaction, Advisory and Other Fees, Net due to increased transaction activity in BXCM.

Expenses

Expenses were $1.6 billion for the three months ended September 30, 2026, a decrease of $125.4 million, compared to $1.8 billion for the three months ended September 30, 2025. The decrease was primarily attributable to a decrease of $164.5 million in Total Compensation and Benefits, of which $207.0 million was a decrease in Performance Allocations Compensation, partially offset by an increase of $55.1 million in Compensation. The decrease in Performance Allocations Compensation was primarily attributable to the decrease in Investment Income (Loss), on which a portion of Performance Allocations Compensation is based. The increase in Compensation was primarily attributable to the increase in Management and Advisory Fees, Net, on which a portion of Compensation is based.

Other Income

Other Income was $93.4 million for the three months ended September 30, 2026, a decrease of $15.2 million, compared to $108.6 million for the three months ended September 30, 2025. The decrease in Other Income was attributable to a decrease of $15.2 million in Net Gains from Fund Investment Activities. The decrease in Net Gains from Fund Investment Activities was primarily attributable to a decrease of $44.0 million in our Real Estate segment, partially offset by increases of $33.1 million in our Private Equity segment and $7.2 million in our Credit & Insurance segment.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues

Revenues were $11.7 billion for the nine months ended September 30, 2026, an increase of $1.6 billion, compared to $10.1 billion for the nine months ended September 30, 2025. The increase in Revenues was primarily attributable to increases of $721.1 million in Investment Income and $596.7 million in Management and Advisory Fees, Net.

Investment Income was $4.2 billion for the nine months ended September 30, 2026, an increase of $721.1 million compared to $3.5 billion for the nine months ended September 30, 2025. The increase in Investment Income was primarily attributable to an increase of $844.1 million in Realized Investment Income, partially offset by a decrease of $123.0 million in Unrealized Investment Income.

The $844.1 million increase in Realized Investment Income was primarily attributable to higher realized gains in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The principal drivers were:

•

An increase of $518.9 million in our Private Equity segment primarily attributable to realizations in Corporate Private Equity and Tactical Opportunities, as well as higher Performance Revenues in BXPE, partially offset by lower realizations in Secondaries, related to the sale of an interest in the GP Stakes portfolio in the third quarter of 2025.

•	An increase of $455.5 million in our Real Estate segment primarily attributable to higher realized gains in BREP and higher Performance Revenues in BREIT.

•

Partially offset by a decrease of $170.2 million in our Credit & Insurance segment primarily attributable to the sale of Bistro, Blackstone’s internally developed portfolio visualization software platform, in the first quarter of 2025.

The $123.0 million decrease in Unrealized Investment Income was primarily attributable to lower unrealized appreciation in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The principal drivers were:

•	A decrease of $513.1 million in our Private Equity segment primarily attributable to unrealized depreciation of certain Corporate Private Equity funds.

•	Partially offset by an increase of $465.6 million in our Real Estate segment primarily attributable to lower unrealized depreciation of investments in certain BREP funds.

The $596.7 million increase in Management and Advisory Fees, Net was primarily attributable to increases in our Private Equity segment of $389.1 million and in our Credit & Insurance segment of $190.8 million. The increase in our Private Equity segment was primarily attributable to an increase in Base Management Fees due to increased Fee-Earning Assets Under Management in BXPE, BIP, and BXINFRA and an increase in Transaction, Advisory and Other Fees, Net due to increased transaction activity in BXCM. The increase in our Credit & Insurance segment was primarily attributable to increased Transaction, Advisory and Other Fees, Net due to capital markets advisory revenues.

Expenses

Expenses were $6.3 billion for the nine months ended September 30, 2026, an increase of $685.5 million, compared to $5.6 billion for the nine months ended September 30, 2025. The increase was primarily attributable to an increase of $540.7 million in Total Compensation and Benefits, of which $288.3 million was an increase in Performance Allocations Compensation and $285.3 million was an increase in Compensation. The increase in Performance Allocations Compensation was primarily attributable to an increase in Performance Allocations, on which a portion of Performance Allocations Compensation is based. The increase in Compensation was primarily attributable to the increase in Management and Advisory Fees, Net, on which a portion of Compensation is based.

Other Income

Other Income was $333.3 million for the nine months ended September 30, 2026, an increase of $30.7 million, compared to $302.5 million for the nine months ended September 30, 2025. The increase in Other Income was attributable to an increase of $30.7 million in Net Gains from Fund Investment Activities. The increase in Net Gains from Fund Investment Activities was primarily attributable to an increase of $144.2 million in our Private Equity segment, partially offset by decreases of $63.1 million in our Real Estate segment and $45.8 million in our Multi-Asset Investing segment.

Provision for Taxes

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Blackstone’s Provision for Taxes for the three months ended September 30, 2026 was $258.6 million, an increase of $48.9 million, compared to $209.7 million for the three months ended September 30, 2025. This resulted in an effective tax rate of 16.9% and 14.5%, based on our Income Before Provision for Taxes of $1.5 billion and $1.4 billion for the three months ended September 30, 2026 and 2025, respectively.

The increase in Blackstone’s effective tax rate for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, relates primarily to the impact of Non-Controlling Interests in Consolidated Entities and Blackstone’s state tax provisions for the jurisdictions in which it operates.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Blackstone’s Provision for Taxes for the nine months ended September 30, 2026 was $908.1 million, an increase of $165.1 million, compared to $743.0 million for the nine months ended September 30, 2025. This resulted in an effective tax rate of 15.7% and 15.4%, based on our Income Before Provision for Taxes of $5.8 billion and $4.8 billion for the nine months ended September 30, 2026 and 2025, respectively.

The increase in Blackstone’s effective tax rate for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, relates primarily to the impact of Non-Controlling Interests in Consolidated Entities.

Additional information regarding our income taxes can be found in Note 12. “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing.

Non-Controlling Interests in Consolidated Entities

The Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities is attributable to the consolidated Blackstone funds and Net Income Attributable to Non-Controlling Interests in Consolidated Entities is attributable to both the consolidated Blackstone funds and the portion of general partner entities owned by employees. The amounts of these items vary directly with the performance of the consolidated entities. For the consolidated Blackstone funds, the attribution to non-controlling interests largely reduces the amount of Other Income (Loss) — Net Gains (Losses) from Fund Investment Activities and Fund Expenses attributable to Blackstone Inc. For the general partner entities, the non-controlling interests are attributed a portion of Realized and Unrealized Principal Investment Income.

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

For the three months ended September 30, 2026 and 2025, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 36.9% and 37.5%, respectively. For the nine months ended September 30, 2026 and 2025, the Net Income Before Taxes allocated to Blackstone personnel and other limited partners of Blackstone Holdings was 37.1% and 37.7%, respectively. The respective decreases of 0.6% were primarily attributable to the conversion of Blackstone Holdings Partnership Units to shares of common stock and the vesting of shares of common stock.

Operating Metrics

Total and Fee-Earning Assets Under Management

The following graphs and tables summarize the Total Assets Under Management by Segment and Fee-Earning Assets Under Management by Segment, followed by a rollforward of activity for the three and nine months ended September 30, 2026 and 2025. For a description of how Assets Under Management and Fee-Earning Assets Under Management are determined, please see “—Key Financial Measures and Indicators — Operating Metrics — Total and Fee-Earning Assets Under Management.”

Assets Under Management

(Dollars in Billions)

Fee-Earning
$921.7
$961.6
$989.7
$279.4
$277.4
$277.8
$241.0
$267.8
$286.3
$315.6
$318.2
$322.1
$85.6
$98.1
$103.4
4Q'25
2Q'26
3Q'26
Total
$1,274.9
$1,346.3
$1,368.3
$319.3
$314.1
$309.0
$416.4
$454.2
$465.4
$443.0
$469.3
$480.0
$96.2
$108.6
$113.9
4Q'25
2Q'26
3Q'26
Real Estate
Private Equity
Credit & Insurance
Multi-Asset Investing

Note: Totals may not add due to rounding.

	$		$		$		$		$		$		$		$		$		$
	Three Months Ended
	September 30, 2026										September 30, 2025
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period		$314,149,797		$454,152,320		$469,317,440		$108,644,278		$1,346,263,835		$324,994,725		$388,907,242		$407,296,172		$90,009,202		$1,211,207,341
Inflows (a)		6,297,522		12,627,143		35,796,016		8,590,409		63,311,090		3,818,585		10,811,754		35,998,834		3,567,170		54,196,343
Outflows (b)		(1,018,152)		(1,125,303)		(9,140,271)		(2,752,204)		(14,035,930)		(1,610,525)		(4,417,213)		(2,726,917)		(1,694,674)		(10,449,329)

Net Inflows		5,279,370		11,501,840		26,655,745		5,838,205		49,275,160		2,208,060		6,394,541		33,271,917		1,872,496		43,747,014
Realizations (c)		(6,999,350)		(9,838,535)		(15,423,244)		(874,102)		(33,135,231)		(7,349,484)		(9,292,220)		(12,961,129)		(994,693)		(30,597,526)
Market Activity (d)(g)		(3,434,749)		9,611,889		(554,598)		320,295		5,942,837		637,194		9,597,482		4,708,719		2,431,072		17,374,467

Balance, End of Period (e)		$308,995,068		$465,427,514		$479,995,343		$113,928,676		$1,368,346,601		$320,490,495		$395,607,045		$432,315,679		$93,318,077		$1,241,731,296

Increase (Decrease)		$(5,154,729)		$11,275,194		$10,677,903		$5,284,398		$22,082,766		$(4,504,230)		$6,699,803		$25,019,507		$3,308,875		$30,523,955
Increase (Decrease)		-2%		2%		2%		5%		2%		-1%		2%		6%		4%		3%

	$		$		$		$		$		$		$		$		$		$
	Nine Months Ended
	September 30, 2026										September 30, 2025
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Total Assets Under Management
Balance, Beginning of Period		$319,342,875		$416,423,156		$442,951,606		$96,213,597		$1,274,931,234		$315,353,132		$352,168,635		$375,507,818		$84,150,411		$1,127,179,996
Inflows (a)		21,267,029		57,500,026		103,826,511		17,558,884		200,152,450		17,216,661		47,819,500		93,165,946		9,706,154		167,908,261
Outflows (b)		(6,019,948)		(4,732,245)		(26,116,456)		(6,588,616)		(43,457,265)		(6,170,108)		(9,660,107)		(14,640,259)		(4,614,535)		(35,085,009)

Net Inflows		15,247,081		52,767,781		77,710,055		10,970,268		156,695,185		11,046,553		38,159,393		78,525,687		5,091,619		132,823,252
Realizations (c)		(20,653,678)		(35,425,686)		(42,584,921)		(2,222,522)		(100,886,807)		(16,904,670)		(23,075,526)		(36,810,737)		(2,644,579)		(79,435,512)
Market Activity (d)(h)		(4,941,210)		31,662,263		1,918,603		8,967,333		37,606,989		10,995,480		28,354,543		15,092,911		6,720,626		61,163,560

Balance, End of Period (e)		$308,995,068		$465,427,514		$479,995,343		$113,928,676		$1,368,346,601		$320,490,495		$395,607,045		$432,315,679		$93,318,077		$1,241,731,296

Increase (Decrease)		$(10,347,807)		$49,004,358		$37,043,737		$17,715,079		$93,415,367		$5,137,363		$43,438,410		$56,807,861		$9,167,666		$114,551,300
Increase (Decrease)		-3%		12%		8%		18%		7%		2%		12%		15%		11%		10%

	$		$		$		$		$		$		$		$		$		$
	Three Months Ended
	September 30, 2026										September 30, 2025
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period		$277,420,420		$267,817,860		$318,240,694		$98,113,680		$961,592,654		$285,826,676		$232,160,209		$288,931,236		$80,196,084		$887,114,205
Inflows (a)		6,557,928		22,048,508		19,508,699		7,322,030		55,437,165		4,095,610		7,912,781		23,253,890		3,734,111		38,996,392
Outflows (b)		(1,042,423)		(3,517,196)		(5,460,338)		(1,517,839)		(11,537,796)		(1,649,644)		(3,569,562)		(743,947)		(1,648,991)		(7,612,144)

Net Inflows		5,515,505		18,531,312		14,048,361		5,804,191		43,899,369		2,445,966		4,343,219		22,509,943		2,085,120		31,384,248
Realizations (c)		(5,178,897)		(4,556,421)		(8,666,244)		(808,200)		(19,209,762)		(6,101,654)		(4,560,570)		(9,119,255)		(919,166)		(20,700,645)
Market Activity (d)(i)		65,698		4,520,084		(1,510,822)		307,490		3,382,450		408,301		3,061,047		2,871,301		2,082,571		8,423,220

Balance, End of Period (e)		$277,822,726		$286,312,835		$322,111,989		$103,417,161		$989,664,711		$282,579,289		$235,003,905		$305,193,225		$83,444,609		$906,221,028

Increase (Decrease)		$402,306		$18,494,975		$3,871,295		$5,303,481		$28,072,057		$(3,247,387)		$2,843,696		$16,261,989		$3,248,525		$19,106,823
Increase (Decrease)		0%		7%		1%		5%		3%		-1%		1%		6%		4%		2%

	$		$		$		$		$		$		$		$		$		$
	Nine Months Ended
	September 30, 2026										September 30, 2025
	Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total		Real Estate		Private Equity		Credit & Insurance		Multi-Asset Investing		Total
	(Dollars in Thousands)
Fee-Earning Assets Under Management
Balance, Beginning of Period		$279,427,148		$240,959,058		$315,640,583		$85,647,665		$921,674,454		$278,914,938		$212,182,896		$264,617,560		$74,993,209		$830,708,603
Inflows (a)		18,046,233		56,759,470		51,445,850		16,633,632		142,885,185		17,655,289		30,814,847		67,474,793		9,109,500		125,054,429
Outflows (b)		(3,895,602)		(12,323,988)		(18,645,598)		(5,121,633)		(39,986,821)		(5,958,833)		(6,043,353)		(11,546,388)		(4,374,800)		(27,923,374)

Net Inflows		14,150,631		44,435,482		32,800,252		11,511,999		102,898,364		11,696,456		24,771,494		55,928,405		4,734,700		97,131,055
Realizations (c)		(14,891,174)		(13,943,788)		(25,892,529)		(2,097,869)		(56,825,360)		(15,323,847)		(10,664,064)		(23,976,531)		(2,394,510)		(52,358,952)
Market Activity (d)(j)		(863,879)		14,862,083		(436,317)		8,355,366		21,917,253		7,291,742		8,713,579		8,623,791		6,111,210		30,740,322

Balance, End of Period (e)		$277,822,726		$286,312,835		$322,111,989		$103,417,161		$989,664,711		$282,579,289		$235,003,905		$305,193,225		$83,444,609		$906,221,028

Increase (Decrease)		$(1,604,422)		$45,353,777		$6,471,406		$17,769,496		$67,990,257		$3,664,351		$22,821,009		$40,575,665		$8,451,400		$75,512,425
Increase (Decrease)		-1%		19%		2%		21%		7%		1%		11%		15%		11%		9%
Annualized Base Management Fee Rate (f)		0.90%		1.04%		0.63%		0.66%		0.83%		0.95%		1.07%		0.66%		0.66%		0.86%

(a)

Inflows represent capital raised, contributions, other increases in available capital (recallable capital and increased side-by-side commitments), purchases, inter-segment allocations and acquisitions. Inflows are primarily driven by capital raised, which represents new capital to Blackstone vehicles, in the form of capital commitments and subscriptions, and other increases in available capital.

(b)

Outflows represent redemptions, client withdrawals and decreases in available capital (expired capital, expense drawdowns and decreased side-by-side commitments). Outflows are primarily driven by redemptions, where permitted by the vehicle; for commitment-based drawdown funds where redemptions are generally not permitted, outflows are primarily driven by decreases in available capital.

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

(g)

For the three months ended September 30, 2026, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(201.5) million, $47.4 million, $144.9 million, $(290.1) million and $(299.2) million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended September 30, 2025, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(1.2) billion, $(392.0) million, $399.4 million, $(86.7) million and $(1.2) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(h)

For the nine months ended September 30, 2026, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $(2.1) billion, $(821.2) million, $(128.2) million, $(348.5) million and $(3.4) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the nine months ended September 30, 2025, the impact to Total Assets Under Management due to foreign exchange rate fluctuations was $7.7 billion, $3.3 billion, $3.1 billion, $201.0 million and $14.3 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(i)

For the three months ended September 30, 2026, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(235.8) million, $(86.5) million, $183.5 million, $(290.1) million and $(428.9) million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the three months ended September 30, 2025, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(495.1) million, $(16.5) million, $281.5 million, $(89.0) million and $(319.0) million for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

(j)

For the nine months ended September 30, 2026, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $(1.6) billion, $(213.8) million, $(40.4) million, $(348.5) million and $(2.2) billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively. For the nine months ended September 30, 2025, the impact to Fee-Earning Assets Under Management due to foreign exchange rate fluctuations was $5.9 billion, $573.6 million, $3.0 billion, $199.7 million and $9.7 billion for the Real Estate, Private Equity, Credit & Insurance, Multi-Asset Investing and Total segments, respectively.

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

Total Assets Under Management

Total Assets Under Management were $1,368.3 billion at September 30, 2026, an increase of $22.1 billion compared to $1,346.3 billion at June 30, 2026. The net increase was due to:

•

In our Real Estate segment, a decrease of $5.2 billion from $314.1 billion at June 30, 2026 to $309.0 billion at September 30, 2026. The net decrease was due to realizations of $7.0 billion, market depreciation of $3.4 billion and outflows of $1.0 billion, partially offset by inflows of $6.3 billion.

○	Realizations were driven by $3.1 billion from BREP, $1.7 billion from BREDS and $1.4 billion from BREIT.

○	Market depreciation was driven by $2.9 billion from BREP and $1.4 billion from BREDS, partially offset by market appreciation of $1.1 billion from BREIT.

○	Outflows were driven by $857.3 million from BREIT.

○	Inflows were driven by $2.5 billion from BREIT and $2.3 billion from BREDS.

•

In our Private Equity segment, an increase of $11.3 billion from $454.2 billion at June 30, 2026 to $465.4 billion at September 30, 2026. The net increase was due to inflows of $12.6 billion and market appreciation of $9.6 billion, partially offset by realizations of $9.8 billion and outflows of $1.1 billion.

○	Inflows were driven by $3.7 billion from Infrastructure, $3.1 billion from Secondaries, $2.8 billion from Corporate Private Equity and $1.7 billion from BXPE.

○	Market appreciation was driven by $4.5 billion from Infrastructure, $2.4 billion from Secondaries and $1.9 billion from Corporate Private Equity.

○	Realizations were driven by $3.6 billion from Corporate Private Equity, $2.4 billion from Tactical Opportunities, $1.8 billion from Secondaries and $1.1 billion from Infrastructure.

○	Outflows were driven by $265.7 million from Secondaries and $227.9 million from Infrastructure.

•

In our Credit & Insurance segment, an increase of $10.7 billion from $469.3 billion at June 30, 2026 to $480.0 billion at September 30, 2026. The net increase was due to inflows of $35.8 billion, partially offset by realizations of $15.4 billion, outflows of $9.1 billion and market depreciation of $554.6 million.

○	Inflows were driven by $18.0 billion from infrastructure and asset based credit strategies and $13.1 billion from private corporate credit strategies.

○	Realizations were driven by $8.6 billion from private corporate credit strategies and $5.2 billion from infrastructure and asset based credit strategies.

○	Outflows were driven by $6.3 billion from private corporate credit strategies.

○	Market depreciation was driven by $2.4 billion from liquid corporate credit strategies, partially offset by market appreciation of $1.2 billion from private corporate credit strategies.

•

In our Multi-Asset Investing segment, an increase of $5.3 billion from $108.6 billion at June 30, 2026 to $113.9 billion at September 30, 2026. The net increase was due to inflows of $8.6 billion and market appreciation of $320.3 million, offset by outflows of $2.8 billion and realizations of $874.1 million.

○	Inflows were driven by $6.1 billion from Absolute Return.

○	Market appreciation was driven by $373.6 million from Multi-Strategy.

○	Outflows were driven by $2.0 billion from Absolute Return.

○	Realizations were driven by $553.7 million from Multi-Strategy.

Total Assets Under Management were $1,368.3 billion at September 30, 2026, an increase of $93.4 billion compared to $1,274.9 billion at December 31, 2025. The net increase was due to:

•

In our Real Estate segment, a decrease of $10.3 billion from $319.3 billion at December 31, 2025 to $309.0 billion at September 30, 2026. The net decrease was due to realizations of $20.7 billion, outflows of $6.0 billion and market depreciation of $4.9 billion, partially offset by inflows of $21.3 billion.

○	Realizations were driven by $8.1 billion from BREP, $6.4 billion from BREDS and $4.2 billion from BREIT.

○	Outflows were driven by $3.0 billion from BREIT and $1.3 billion from BREP.

○	Market depreciation was driven by $4.0 billion from BREP and $3.2 billion from BPP and co-investment, partially offset by market appreciation of $3.8 billion from BREIT.

○	Inflows were driven by $7.8 billion from BREDS, $7.0 billion from BREIT, $2.4 billion from BREP and $2.0 billion from BXDC.

•

In our Private Equity segment, an increase of $49.0 billion from $416.4 billion at December 31, 2025 to $465.4 billion at September 30, 2026. The net increase was due to inflows of $57.5 billion and market appreciation of $31.7 billion, partially offset by realizations of $35.4 billion and outflows of $4.7 billion.

○

Inflows were driven by $17.2 billion from Secondaries, $17.1 billion from Corporate Private Equity, $9.2 billion from Infrastructure, $8.2 billion from BXPE, $2.8 billion from Tactical Opportunities and $2.3 billion from BXLS.

○	Market appreciation was driven by $13.9 billion from Infrastructure, $7.6 billion from Corporate Private Equity, $4.0 billion from Secondaries and $3.1 billion from BXPE.

○	Realizations were driven by $17.3 billion from Corporate Private Equity, $6.5 billion from Secondaries, $6.5 billion from Tactical Opportunities and $3.0 billion from Infrastructure.

○	Outflows were driven by $1.2 billion from Corporate Private Equity and $1.2 billion from Secondaries.

•

In our Credit & Insurance segment, an increase of $37.0 billion from $443.0 billion at December 31, 2025 to $480.0 billion at September 30, 2026. The net increase was due to inflows of $103.8 billion and market appreciation of $1.9 billion, partially offset by realizations of $42.6 billion and outflows of $26.1 billion.

○

Inflows were driven by $49.3 billion from private corporate credit strategies, $38.9 billion from infrastructure and asset based credit strategies and $16.1 billion from liquid corporate credit strategies.

○

Market appreciation was driven by $2.4 billion from infrastructure and asset based credit strategies and $1.4 billion from private corporate credit strategies, partially offset by market depreciation of $2.2 billion from liquid corporate credit strategies.

○	Realizations were driven by $23.5 billion from private corporate credit strategies and $14.9 billion from infrastructure and asset based credit strategies.

○	Outflows were driven by $17.4 billion from private corporate credit strategies and $6.8 billion from liquid corporate credit strategies.

•

In our Multi-Asset Investing segment, an increase of $17.7 billion from $96.2 billion at December 31, 2025 to $113.9 billion at September 30, 2026. The net increase was due to inflows of $17.6 billion and market appreciation of $9.0 billion, offset by outflows of $6.6 billion and realizations of $2.2 billion.

○	Inflows were driven by $10.3 billion from Absolute Return, $3.5 billion from Multi-Strategy and $3.4 billion from Total Portfolio Management.

○	Market appreciation was driven by $4.6 billion from Absolute Return and $1.6 billion from Public Real Assets.

○	Outflows were driven by $5.0 billion from Absolute Return.

○	Realizations were driven by $1.3 billion from Multi-Strategy.

Fee-Earning Assets Under Management

Fee-Earning Assets Under Management were $989.7 billion at September 30, 2026, an increase of $28.1 billion compared to $961.6 billion at June 30, 2026. The net increase was due to:

•

In our Real Estate segment, an increase of $402.3 million from $277.4 billion at June 30, 2026 to $277.8 billion at September 30, 2026. The net increase was due to inflows of $6.6 billion and market appreciation of $65.7 million, partially offset by realizations of $5.2 billion and outflows of $1.0 billion.

○	Inflows were driven by $2.5 billion from BREDS and $2.3 billion from BREIT.

○	Market appreciation was driven by $1.1 billion from BREIT, partially offset by market depreciation of $727.7 million from BREDS.

○	Realizations were driven by $1.8 billion from BREDS, $1.4 billion from BREIT and $1.3 billion from BREP.

○	Outflows were driven by $857.3 million from BREIT.

•

In our Private Equity segment, an increase of $18.5 billion from $267.8 billion at June 30, 2026 to $286.3 billion at September 30, 2026. The net increase was due to inflows of $22.0 billion and market appreciation of $4.5 billion, partially offset by realizations of $4.6 billion and outflows of $3.5 billion.

○	Inflows were driven by $15.5 billion from Corporate Private Equity and $3.0 billion from Infrastructure.

○	Market appreciation was driven by $3.7 billion from Infrastructure.

○	Realizations were driven by $1.5 billion from Corporate Private Equity and $1.2 billion from Tactical Opportunities.

○	Outflows were driven by $2.8 billion from Corporate Private Equity.

•

In our Credit & Insurance segment, an increase of $3.9 billion from $318.2 billion at June 30, 2026 to $322.1 billion at September 30, 2026. The net increase was due to inflows of $19.5 billion, partially offset by realizations of $8.7 billion, outflows of $5.5 billion and market depreciation of $1.5 billion.

○	Inflows were driven by $11.1 billion from infrastructure and asset based credit strategies and $6.2 billion from liquid corporate credit strategies.

○	Realizations were driven by $4.5 billion from infrastructure and asset based credit strategies and $2.8 billion from private corporate credit strategies.

○	Outflows were driven by $2.8 billion from private corporate credit strategies and $2.0 billion from liquid corporate credit strategies.

○	Market depreciation was driven by $2.2 billion from liquid corporate credit strategies, partially offset by market appreciation of $717.5 million from private corporate credit strategies.

•

In our Multi-Asset Investing segment, an increase of $5.3 billion from $98.1 billion at June 30, 2026 to $103.4 billion at September 30, 2026. The net increase was due to inflows of $7.3 billion and market appreciation of $307.5 million, offset by outflows of $1.5 billion and realizations of $808.2 million.

○	Inflows were driven by $5.2 billion from Absolute Return and $1.5 billion from Multi-Strategy.

○	Market appreciation was driven by $340.7 million from Multi-Strategy.

○	Outflows were driven by $824.7 million from Absolute Return.

○	Realizations were driven by $549.0 million from Multi-Strategy.

Fee-Earning Assets Under Management were $989.7 billion at September 30, 2026, an increase of $68.0 billion compared to $921.7 billion at December 31, 2025. The net increase was due to:

•

In our Real Estate segment, a decrease of $1.6 billion from $279.4 billion at December 31, 2025 to $277.8 billion at September 30, 2026. The net decrease was due to realizations of $14.9 billion, outflows of $3.9 billion and market depreciation of $863.9 million, partially offset by inflows of $18.0 billion.

○	Realizations were driven by $4.7 billion from BREDS, $4.2 billion from BREIT and $4.0 billion from BREP.

○	Outflows were driven by $3.0 billion from BREIT.

○

Market depreciation was driven by $3.2 billion from BPP and co-investment, $684.7 million from BREDS and $649.7 million from BREP (which included $649.7 million of foreign exchange depreciation), partially offset by market appreciation of $3.8 billion from BREIT.

○	Inflows were driven by $6.8 billion from BREIT, $5.2 billion from BREDS and $2.0 billion from BXDC.

•

In our Private Equity segment, an increase of $45.4 billion from $241.0 billion at December 31, 2025 to $286.3 billion at September 30, 2026. The net increase was due to inflows of $56.8 billion and market appreciation of $14.9 billion, partially offset by realizations of $13.9 billion and outflows of $12.3 billion.

○

Inflows were driven by $24.3 billion from Corporate Private Equity, $11.5 billion from Secondaries, $8.2 billion from BXPE, $7.1 billion from Infrastructure, $2.8 billion from BXLS and $2.2 billion from Tactical Opportunities.

○	Market appreciation was driven by $11.5 billion from Infrastructure and $3.1 billion from BXPE.

○	Realizations were driven by $5.3 billion from Corporate Private Equity, $2.6 billion from Tactical Opportunities, $2.3 billion from Infrastructure and $1.8 billion from Secondaries.

○	Outflows were driven by $9.2 billion from Corporate Private Equity.

•

In our Credit & Insurance segment, an increase of $6.5 billion from $315.6 billion at December 31, 2025 to $322.1 billion at September 30, 2026. The net increase was due to inflows of $51.4 billion, partially offset by realizations of $25.9 billion, outflows of $18.6 billion and market depreciation of $436.3 million.

○

Inflows were driven by $23.3 billion from infrastructure and asset based credit strategies, $15.0 billion from liquid corporate credit strategies and $13.1 billion from private corporate credit strategies.

○	Realizations were driven by $13.5 billion from infrastructure and asset based credit strategies and $8.5 billion from private corporate credit strategies.

○	Outflows were driven by $9.8 billion from private corporate credit strategies and $6.6 billion from liquid corporate credit strategies.

○	Market depreciation was driven by $2.6 billion from liquid corporate credit strategies, partially offset by market appreciation of $1.5 billion from infrastructure and asset based credit strategies.

•

In our Multi-Asset Investing segment, an increase of $17.8 billion from $85.6 billion at December 31, 2025 to $103.4 billion at September 30, 2026. The net increase was due to inflows of $16.6 billion and market appreciation of $8.4 billion, offset by outflows of $5.1 billion and realizations of $2.1 billion.

○	Inflows were driven by $9.7 billion from Absolute Return, $3.4 billion from Total Portfolio Management and $3.2 billion from Multi-Strategy.

○	Market appreciation was driven by $4.3 billion from Absolute Return, $1.4 billion from Public Real Assets, $1.4 billion from Multi-Strategy and $1.2 billion from Total Portfolio Management.

○	Outflows were driven by $3.7 billion from Absolute Return.

○	Realizations were driven by $1.3 billion from Multi-Strategy.

Dry Powder

The following presents our Dry Powder as of quarter end of each period:

Note:	Totals may not add due to rounding.

Net Accrued Performance Revenues

The following table presents the Accrued Performance Revenues, net of Performance Compensation, of the Blackstone Funds as of September 30, 2026 and 2025. Net Accrued Performance Revenues presented do not include clawback amounts, if any, which are disclosed in Note 16. “Commitments and Contingencies — Contingencies — Contingent Obligations (Clawback)” in the “Notes to Condensed Consolidated Financial Statements” in “—Item 1. Financial Statements” of this filing. See “—Non-GAAP Financial Measures” for our reconciliation of Net Accrued Performance Revenues.

	$		$
	September 30,
	2026		2025
	(Dollars in Millions)
Real Estate
BREP Global		$521		$547
BREP Europe		83		31
BREP Asia		111		91
BPP		143		57
BREDS		25		38

Total Real Estate (a)		883		763

Private Equity
BCP Global		1,158		1,843
BCP Asia		190		309
Energy/Energy Transition		1,271		598
Core Private Equity		281		269
Tactical Opportunities		156		203
Secondaries		1,196		1,169
Infrastructure		1,100		347
Life Sciences		270		240
BTAS/BXPE		245		250

Total Private Equity (a)		5,868		5,228

Credit & Insurance		241		372

Multi-Asset Investing		271		148

Total Blackstone Net Accrued Performance Revenues		$7,263		$6,511

Note:	Totals may not add due to rounding.
(a)	Real Estate and Private Equity include co-investments, as applicable.

For the twelve months ended September 30, 2026, Net Accrued Performance Revenues receivable increased due to Net Performance Revenues of $4.4 billion, partially offset by net realized distributions of $3.6 billion.

Invested Performance Eligible Assets Under Management

The following presents our Invested Performance Eligible Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.

Perpetual Capital

The following presents our Perpetual Capital Total Assets Under Management as of quarter end for each period:

Note:	Totals may not add due to rounding.
(a)

Perpetual Capital Total Assets Under Management for the Multi-Asset Investing segment was $582.2 million, $724.3 million and $906.6 million as of December 31, 2025, June 30, 2026 and September 30, 2026, respectively.

Perpetual Capital Total Assets Under Management was $562.3 billion as of September 30, 2026, an increase of $6.7 billion, compared to $555.6 billion as of June 30, 2026. Perpetual Capital Total Assets Under Management in our Private Equity and Credit & Insurance segments increased $8.4 billion and decreased $2.0 billion, respectively.

Perpetual Capital Total Assets Under Management was $562.3 billion as of September 30, 2026, an increase of $38.6 billion, compared to $523.6 billion as of December 31, 2025. Perpetual Capital Total Assets Under Management in our Private Equity and Credit & Insurance segments increased $29.4 billion and $7.4 billion, respectively.

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

The following tables present the investment record of our significant and formerly significant carry/drawdown funds and select Perpetual Capital strategies from inception through September 30, 2026:

Carry/Drawdown Funds

			Unrealized Investments			Realized Investments		Total Investments
										Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital	Available Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate
Pre-BREP	$140,714	$—	$—	n/a	—	$345,190	2.5x	$345,190	2.5x	33%	33%
BREP I (Sep 1994 / Oct 1996)	380,708	—	—	n/a	—	1,327,708	2.8x	1,327,708	2.8x	40%	40%
BREP II (Oct 1996 / Mar 1999)	1,198,339	—	—	n/a	—	2,531,614	2.1x	2,531,614	2.1x	19%	19%
BREP III (Apr 1999 / Apr 2003)	1,522,708	—	—	n/a	—	3,330,406	2.4x	3,330,406	2.4x	21%	21%
BREP IV (Apr 2003 / Dec 2005)	2,198,694	—	—	n/a	—	4,684,608	1.7x	4,684,608	1.7x	12%	12%
BREP V (Dec 2005 / Feb 2007)	5,539,418	—	3,141	n/a	—	13,468,476	2.3x	13,471,617	2.3x	11%	11%
BREP VI (Feb 2007 / Aug 2011)	11,060,122	—	2,356	n/a	—	27,765,450	2.5x	27,767,806	2.5x	13%	13%
BREP VII (Aug 2011 / Apr 2015)	13,506,800	851,746	869,438	0.4x	—	29,450,777	2.1x	30,320,215	1.9x	17%	14%
BREP VIII (Apr 2015 / Jun 2019)	16,651,125	955,019	7,705,515	1.1x	3%	25,080,583	2.1x	32,786,098	1.7x	19%	11%
BREP IX (Jun 2019 / Aug 2022)	21,374,992	2,626,478	14,610,413	0.9x	2%	13,118,733	1.9x	27,729,146	1.2x	27%	3%
*BREP X (Aug 2022 / Feb 2028)	30,651,981	15,699,009	19,380,408	1.3x	1%	3,689,183	1.8x	23,069,591	1.4x	28%	11%

Total Global BREP	$104,225,601	$20,132,252	$42,571,271	1.1x	2%	$124,792,728	2.2x	$167,363,999	1.7x	16%	14%

BREP Int’l (Jan 2001 / Sep 2005)	€824,172	€—	€—	n/a	—	€1,373,170	2.1x	€1,373,170	2.1x	23%	23%
BREP Int’l II (Sep 2005 / Jun 2008) (e)	1,629,748	—	—	n/a	—	2,583,032	1.8x	2,583,032	1.8x	8%	8%
BREP Europe III (Jun 2008 / Sep 2013)	3,205,420	86,279	14,906	0.1x	—	5,998,531	2.1x	6,013,437	2.0x	14%	13%
BREP Europe IV (Sep 2013 / Dec 2016)	6,676,611	601,640	608,061	0.6x	—	10,448,903	1.9x	11,056,964	1.7x	16%	11%
BREP Europe V (Dec 2016 / Oct 2019)	8,007,488	607,505	3,305,532	0.6x	—	6,902,190	3.8x	10,207,722	1.4x	40%	4%
BREP Europe VI (Oct 2019 / Sep 2023)	9,941,770	2,499,870	5,903,899	0.8x	6%	4,105,789	2.4x	10,009,688	1.1x	61%	—
*BREP Europe VII (Sep 2023 / Mar 2029)	9,766,011	5,685,237	4,962,100	1.3x	1%	238,303	1.5x	5,200,403	1.3x	n/m	11%

Total BREP Europe	€40,051,220	€9,480,531	€14,794,498	0.8x	2%	€31,649,918	2.2x	€46,444,416	1.4x	16%	8%

continued...

Carry/Drawdown Funds continued

			Unrealized Investments			Realized Investments		Total Investments
										Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital	Available Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Real Estate (continued)
BREP Asia I (Jun 2013 / Dec 2017)	$4,262,075	$617,930	$1,064,832	1.7x	39%	$7,853,183	1.9x	$8,918,015	1.9x	14%	12%
BREP Asia II (Dec 2017 / Mar 2022)	7,361,035	1,073,998	3,937,312	1.0x	26%	4,209,323	1.6x	8,146,635	1.2x	10%	2%
*BREP Asia III (Mar 2022 / Sep 2027)	8,222,721	4,539,258	4,856,226	1.3x	6%	1,056,389	1.8x	5,912,615	1.4x	34%	9%

Total BREP Asia	19,845,831	6,231,186	9,858,370	1.2x	18%	13,118,895	1.8x	22,977,265	1.5x	14%	7%
BREP Co-Investment (f)	8,695,156	572,800	1,532,020	1.3x	—	15,400,970	2.2x	16,932,990	2.1x	16%	16%

Total BREP	$179,444,787	$37,677,680	$70,624,024	1.0x	4%	$191,912,966	2.1x	$262,536,990	1.7x	16%	13%

*BREDS High-Yield (Various) (g)	$27,606,074	$8,731,502	$3,390,981	1.0x	—	$26,362,492	1.3x	$29,753,473	1.3x	10%	9%
Private Equity
Corporate Private Equity
BCP I (Oct 1987 / Oct 1993)	$859,081	$—	$—	n/a	—	$1,741,738	2.6x	$1,741,738	2.6x	19%	19%
BCP II (Oct 1993 / Aug 1997)	1,361,100	—	—	n/a	—	3,268,627	2.5x	3,268,627	2.5x	32%	32%
BCP III (Aug 1997 / Nov 2002)	3,967,422	—	—	n/a	—	9,228,707	2.3x	9,228,707	2.3x	14%	14%
BCOM (Jun 2000 / Jun 2006)	2,137,330	—	—	n/a	—	2,995,106	1.4x	2,995,106	1.4x	6%	6%
BCP IV (Nov 2002 / Dec 2005)	6,450,000	—	—	n/a	—	21,720,334	2.9x	21,720,334	2.9x	36%	36%
BCP V (Dec 2005 / Jan 2011)	21,009,112	982,018	—	n/a	—	38,870,378	1.9x	38,870,378	1.9x	8%	8%
BCP VI (Jan 2011 / May 2016)	15,192,032	1,340,945	2,103,888	3.0x	4%	30,772,856	2.2x	32,876,744	2.2x	13%	12%
BCP VII (May 2016 / Feb 2020)	18,873,515	1,309,749	13,655,838	1.7x	33%	25,817,867	2.5x	39,473,705	2.1x	22%	12%
BCP VIII (Feb 2020 / Apr 2024)	25,820,032	5,845,936	24,386,474	1.3x	15%	11,277,806	2.5x	35,664,280	1.6x	27%	9%
*BCP IX (Apr 2024 / Apr 2030)	21,816,025	18,254,250	4,387,096	1.3x	23%	297,133	1.5x	4,684,229	1.3x	n/m	-8%
Energy I (Aug 2011 / Feb 2015)	2,435,007	170,540	—	n/a	—	4,897,287	2.0x	4,897,287	2.0x	12%	12%
Energy II (Feb 2015 / Feb 2020)	4,926,378	778,845	3,269,223	2.6x	74%	6,393,163	1.9x	9,662,386	2.1x	9%	9%
Energy III (Feb 2020 / Jun 2024)	4,399,070	1,811,199	6,777,068	2.8x	16%	5,060,366	3.0x	11,837,434	2.9x	33%	30%
Energy Transition IV (Jun 2024 / Jun 2026)	5,880,446	2,825,257	9,205,066	2.9x	—	272,525	1.6x	9,477,591	2.8x	n/m	123%
*Energy Transition V (Jun 2026 / Jun 2032)	8,169,213	7,998,577	745	n/a	—	—	n/a	745	n/a	n/a	n/a
BCP Asia I (Dec 2017 / Sep 2021)	2,437,192	417,623	1,194,426	1.4x	39%	3,790,199	2.9x	4,984,625	2.3x	30%	19%
BCP Asia II (Sep 2021 / Sep 2026)	6,838,030	3,514,898	5,533,572	1.8x	26%	2,070,374	4.0x	7,603,946	2.1x	78%	24%
*BCP Asia III (Sep 2026 / Sep 2032)	13,171,899	13,171,899	—	n/a	—	—	n/a	—	n/a	n/a	n/a
Core Private Equity I (Jan 2017 / Mar 2021) (h)	4,760,130	1,195,771	6,718,079	2.1x	—	4,232,731	3.7x	10,950,810	2.5x	32%	14%
*Core Private Equity II (Mar 2021 / Mar 2027) (h)	8,244,519	5,979,008	5,818,049	1.6x	—	2,094,643	4.2x	7,912,692	1.9x	38%	16%

Total Corporate Private Equity	$178,747,533	$65,596,515	$83,049,524	1.7x	18%	$174,801,840	2.3x	$257,851,364	2.1x	16%	15%

continued...

Carry/Drawdown Funds continued

			Unrealized Investments			Realized Investments		Total Investments
										Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital	Available Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Private Equity (continued)
Tactical Opportunities
*Tactical Opportunities (Various)	$33,800,436	$14,895,316	$12,339,293	1.2x	1%	$34,618,208	1.9x	$46,957,501	1.6x	15%	10%
*Tactical Opportunities Co-Investment and Other (Various)	10,553,563	1,103,162	3,140,551	1.3x	3%	12,577,239	1.8x	15,717,790	1.7x	18%	15%

Total Tactical Opportunities	$44,353,999	$15,998,478	$15,479,844	1.2x	2%	$47,195,447	1.8x	$62,675,291	1.6x	16%	11%

Growth
BXG I (Jul 2020 / Feb 2025)	$4,961,566	$281,243	$4,994,104	1.2x	1%	$705,496	1.3x	$5,699,600	1.2x	n/m	1%
*BXG II (Feb 2025 / Feb 2030)	4,612,803	3,263,604	1,320,815	1.0x	—	9,155	n/m	1,329,970	1.0x	n/m	n/m

Total Growth	$9,574,369	$3,544,847	$6,314,919	1.2x	—	$714,651	1.4x	$7,029,570	1.2x	n/m	—

Strategic Partners (Secondaries)
Strategic Partners I-V (Various) (i)	$11,035,527	$9,572	$2,121	n/a	—	$16,796,758	n/a	$16,798,879	1.7x	n/a	13%
Strategic Partners VI (Apr 2014 / Apr 2016) (i)	4,362,772	377,908	394,569	n/a	—	4,693,038	n/a	5,087,607	1.7x	n/a	13%
Strategic Partners VII (May 2016 / Mar 2019) (i)	7,489,970	1,604,636	2,191,491	n/a	—	8,698,176	n/a	10,889,667	1.9x	n/a	15%
Strategic Partners Real Assets II (May 2017 / Jun 2020) (i)	1,749,807	595,400	1,304,471	n/a	—	1,436,164	n/a	2,740,635	1.9x	n/a	14%
Strategic Partners VIII (Mar 2019 / Oct 2021) (i)	10,763,600	3,410,159	5,882,642	n/a	—	9,269,183	n/a	15,151,825	1.7x	n/a	17%
*Strategic Partners Real Estate, SMA and Other (Various) (i)	7,055,591	1,127,655	3,082,993	n/a	—	3,109,699	n/a	6,192,692	1.4x	n/a	10%
Strategic Partners Infrastructure III (Jun 2020 / Jun 2024) (i)	3,250,100	666,122	2,576,153	n/a	—	1,033,329	n/a	3,609,482	1.6x	n/a	14%
Strategic Partners IX (Oct 2021 / Mar 2026) (i)	19,692,626	2,114,263	19,855,303	n/a	—	1,307,669	n/a	21,162,972	1.5x	n/a	16%
*Strategic Partners GP Solutions (Jun 2021 / Dec 2026) (i)	2,095,211	303,710	1,332,147	n/a	—	183,708	n/a	1,515,855	1.1x	n/a	1%
*Strategic Partners Infrastructure IV (Jul 2024 / Sep 2029) (i)	4,838,206	3,196,410	665,705	n/a	—	—	n/a	665,705	2.5x	n/a	n/m
*Strategic Partners X (Mar 2026 / May 2031) (i)	12,349,058	7,788,368	504,070	n/a	—	—	n/a	504,070	n/a	n/a	n/a

Total Strategic Partners (Secondaries)	$84,682,468	$21,194,203	$37,791,665	n/a	—	$46,527,724	n/a	$84,319,389	1.7x	n/a	14%

Life Sciences
Clarus IV (Jan 2018 / Jan 2020)	$910,000	$38,924	$522,691	2.1x	—	$818,286	1.6x	$1,340,977	1.8x	9%	8%
BXLS V (Jan 2020 / Mar 2025)	5,060,707	2,215,067	5,417,746	2.1x	1%	1,883,875	1.8x	7,301,621	2.0x	12%	17%
*BXLS VI (Mar 2025 / Mar 2031)	6,487,871	6,231,782	582,369	4.1x	—	—	n/a	582,369	4.1x	n/a	n/m

continued...

Carry/Drawdown Funds continued

			Unrealized Investments			Realized Investments		Total Investments
										Net IRRs (d)
Fund (Investment Period Beginning Date / Ending Date) (a)	Committed Capital	Available Capital (b)	Value	MOIC (c)	% Public	Value	MOIC (c)	Value	MOIC (c)	Realized	Total
	(Dollars/Euros in Thousands, Except Where Noted)
Credit
Mezzanine / Opportunistic I (Jul 2007 / Oct 2011)	$2,000,000	$—	$—	n/a	—	$4,809,113	1.6x	$4,809,113	1.6x	n/a	17%
Mezzanine / Opportunistic II (Nov 2011 / Nov 2016)	4,120,000	993,260	76,958	0.7x	—	6,688,441	1.4x	6,765,399	1.4x	n/a	9%
Mezzanine / Opportunistic III (Sep 2016 / Jan 2021)	6,639,133	1,082,093	790,958	1.2x	—	9,943,092	1.5x	10,734,050	1.5x	n/a	11%
Mezzanine / Opportunistic IV (Jan 2021 / Aug 2025)	5,016,771	1,298,409	2,255,613	1.2x	—	4,948,824	1.4x	7,204,437	1.3x	n/a	11%
*Mezzanine / Opportunistic V (Aug 2025 / Aug 2029)	7,630,000	6,538,256	961,610	1.1x	—	272,473	1.3x	1,234,083	1.1x	n/a	n/m

Total Mezzanine / Opportunistic	25,405,904	9,912,018	4,085,139	1.1x	—	26,661,943	1.5x	30,747,082	1.4x	n/a	13%
Stressed / Distressed I (Sep 2009 / May 2013)	3,253,143	—	—	n/a	—	5,777,098	1.3x	5,777,098	1.3x	n/a	9%
Stressed / Distressed II (Jun 2013 / Jun 2018)	5,125,000	547,430	—	n/a	—	5,567,183	1.1x	5,567,183	1.1x	n/a	1%
Stressed / Distressed III (Dec 2017 / Dec 2022)	7,356,380	1,085,652	1,016,103	1.2x	—	5,955,720	1.3x	6,971,823	1.3x	n/a	9%

Total Stressed / Distressed	15,734,523	1,633,082	1,016,103	1.2x	—	17,300,001	1.2x	18,316,104	1.2x	n/a	6%
European Senior Debt I (Feb 2015 / Feb 2019)	€1,964,689	€67,385	€170,517	0.4x	—	€3,002,740	1.3x	€3,173,257	1.1x	n/a	1%
European Senior Debt II (Jun 2019 / Jun 2023) (j)	4,088,344	864,089	2,152,044	0.9x	—	4,946,025	1.7x	7,098,069	1.3x	n/a	8%

Total European Senior Debt	€6,053,033	€931,474	€2,322,561	0.8x	—	€7,948,765	1.5x	€10,271,326	1.3x	n/a	5%
Energy I (Nov 2015 / Nov 2018)	$2,856,867	$1,154,819	$51,192	1.5x	—	$3,577,048	1.5x	$3,628,240	1.5x	n/a	10%
Energy II (Feb 2019 / Jun 2023)	3,616,081	1,456,014	368,953	1.2x	—	3,618,903	1.4x	3,987,856	1.4x	n/a	16%
*Energy III (May 2023 / May 2028)	6,477,000	3,916,620	2,901,862	1.0x	—	3,490,357	1.4x	6,392,219	1.2x	n/a	17%

Total Energy	12,949,948	6,527,453	3,322,007	1.0x	—	10,686,308	1.4x	14,008,315	1.3x	n/a	12%
*Senior Direct Lending (Various) (k)	2,855,243	1,268,828	2,925,841	1.1x	—	390,769	1.2x	3,316,610	1.2x	n/a	8%

Total Credit Drawdown Funds (l)	$63,851,276	$20,398,251	$14,297,185	1.0x	—	$64,151,594	1.4x	$78,448,779	1.3x	n/a	10%

Select Perpetual Capital Strategies (m)

	$		$		$
Strategy (Inception Date) (a)	Investment Strategy		Total Assets Under Management (n)		Total Net Return (o)
	(Dollars in Thousands, Except Where Noted)
Real Estate
BPP - Blackstone Property Partners Platform (Dec 2013) (p)		Core+ Real Estate		$57,792,821		2%
BREIT - Blackstone Real Estate Income Trust (Jan 2017)		Core+ Real Estate		57,715,461		9%
BREIT - Class I		Core+ Real Estate				9%
BXMT - Blackstone Mortgage Trust (May 2013) (q)		Real Estate Debt		5,265,823		3%
Private Equity
BXGP - Blackstone GP Stakes (Feb 2014) (r)		Minority GP Interests		9,999,814		12%
BIP - Blackstone Infrastructure Partners (Mar 2019) (s)		Infrastructure		80,983,780		19%
BXINFRA - Blackstone Infrastructure Strategies Fund Program (Jan 2025)		Infrastructure		7,374,776		16%
BXINFRA - Class I		Infrastructure				17%
BXPE - Blackstone Private Equity Strategies Fund Program (Jan 2024)		Private Equity		28,546,620		18%
BXPE - Class I		Private Equity				18%
Credit
BXSL - Blackstone Secured Lending Fund (Nov 2018) (t)		U.S. Direct Lending		16,633,800		11%
BCRED - Blackstone Private Credit Fund (Jan 2021) (u)		U.S. Direct Lending		93,210,950		9%
BCRED - Class I		U.S. Direct Lending				9%
ECRED - Blackstone European Credit Fund (Oct 2022) (u)		European Direct Lending		€5,192,601		9%
ECRED - Class I		European Direct Lending				9%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
*	For the carry/drawdown funds only, represents funds that are in their investment period as of September 30, 2026.
(a)	Excludes investment vehicles where Blackstone does not earn fees.
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
(d)

Unless otherwise indicated, Net Internal Rate of Return (“IRR”) represents the annualized inception to September 30, 2026 IRR on total invested capital based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues. IRRs are calculated using actual timing of limited partner cash flows. Initial inception date of cash flows may differ from the Investment Period Beginning Date.

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

(k)

Senior Direct Lending IRR represents the blended return across the commingled levered and unlevered funds within the strategy. Total net returns were 9% and 7%, respectively, for the levered and unlevered funds of the strategy.

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

(n)	For the purposes of segment Assets Under Management reporting, Assets Under Management are reported in the business managing such assets.
(o)

Unless otherwise indicated, Total Net Return represents the annualized per share blended return from inception date to September 30, 2026, assuming the applicable fund or fund program had a single share class and a single vehicle, as applicable, reinvestment of dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the applicable fund or fund program. Returns are not representative of the return experienced by any particular vehicle, investor or share class. Functional currency equivalent returns are included when calculating the blended return for funds or fund programs that have share classes that are denominated in a currency other than a fund’s or fund program’s functional currency and that are not hedged. The return methodology of the separate individual share classes presented matches that of the respective fund or fund program and represents the Total Net Return of a respective fund’s or fund program’s largest share class which may differ from that of other vehicles or share classes.

(p)

BPP represents the aggregate Total Assets Under Management and Total Net Return of the BPP Platform, which comprises over 30 fund, co-investment and separately managed account vehicles. It includes certain vehicles managed as part of the BPP Platform but not classified as Perpetual Capital. As of September 30, 2026, these vehicles represented $4.5 billion of Total Assets Under Management. Total Net Return represents the annualized IRR on total invested capital from the inception date to September 30, 2026 based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues (but before taxes or withholdings incurred by the limited partners directly or indirectly), and adds back the effect of any tax distributions paid for carried interest already reflected in returns. IRRs are calculated using actual timing of investor cash flows and the initial date of certain cash flows may differ from the inception date.

(q)	The BXMT Total Net Return reflects annualized market return of a shareholder invested in BXMT since its inception date, assuming reinvestment of all dividends received during the period.
(r)

Blackstone GP Stakes (“BXGP”) represents the aggregate Total Assets Under Management and Total Net Return of BSCH I and BSCH II funds that invest as part of the Secondaries - GP Stakes strategy, which targets minority investments in the general partners of private equity and other private-market alternative asset management firms globally. As of September 30, 2026, including vehicles that are not classified as Perpetual Capital and co-investment vehicles that do not pay fees, BXGP Total Assets Under Management was $13.2 billion. Total Net Return represents the annualized IRR on total invested capital from the inception date to September 30, 2026 based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues (but before taxes or withholdings incurred by the limited partners directly or indirectly), and adds back the effect of any tax distributions paid for carried interest already reflected in returns. IRRs are calculated using actual timing of investor cash flows and the initial date of certain cash flows may differ from the inception date.
(s)

BIP represents the aggregate Total Assets Under Management and Total Net Return of infrastructure-focused funds and co-investment vehicles for institutional investors with a primary focus on the U.S. and Europe. As of September 30, 2026, including co-investment vehicles that do not pay fees, BIP Total Assets Under Management was $91.9 billion. Total Net Return represents the annualized IRR on total invested capital from the inception date to September 30, 2026 based on realized proceeds and unrealized value, as applicable, after management fees, expenses and Performance Revenues (but before taxes or withholdings incurred by the limited partners directly or indirectly), and adds back the effect of any tax distributions paid for carried interest already reflected in returns. IRRs are calculated using actual timing of investor cash flows and the initial date of certain cash flows may differ from the inception date.

(t)

The BXSL Total Assets Under Management and Total Net Return are presented as of June 30, 2026. Refer to BXSL public filings for current quarter results. BXSL Total Net Return reflects the annualized change in Net Asset Value (“NAV”) per share from the inception date to June 30, 2026, plus distributions per share (assuming dividends and distributions are reinvested in accordance with BXSL’s dividend reinvestment plan) divided by the beginning NAV per share.

(u)

For BCRED and ECRED, Total Assets Under Management reflects gross asset value plus amounts borrowed or available to be borrowed under certain credit facilities. BCRED’s and ECRED’s net asset values as of September 30, 2026 were $41.1 billion and €2.6 billion, respectively.

Segment Analysis

Discussed below is our Segment Distributable Earnings for each of our segments. This information is reflected in the manner utilized by our senior management to make operating decisions, assess performance and allocate resources. References to “our” sectors or investments may also refer to portfolio companies and investments of the underlying funds that we manage.

Real Estate

The following table presents the results of operations for our Real Estate segment:

	$		$		$		$		$		$		$		$
	Three Months Ended September 30,				2026 vs. 2025				Nine Months Ended September 30,				2026 vs. 2025
	2026		2025		$		%		2026		2025		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$608,065		$670,774		$(62,709)		-9%		$1,874,209		$2,008,529		$(134,320)		-7%
Transaction, Advisory and Other Fees, Net		31,134		21,238		9,896		47%		187,193		103,104		84,089		82%
Management Fee Offsets		(10,387)		(3,213)		(7,174)		223%		(28,032)		(10,694)		(17,338)		162%

Total Management and Advisory Fees, Net		628,812		688,799		(59,987)		-9%		2,033,370		2,100,939		(67,569)		-3%
Fee Related Performance Revenues		160,551		124,647		35,904		29%		556,267		252,040		304,227		121%
Fee Related Compensation		(196,045)		(168,377)		(27,668)		16%		(651,350)		(509,111)		(142,239)		28%
Other Operating Expenses		(94,083)		(95,228)		1,145		-1%		(278,907)		(265,557)		(13,350)		5%

Fee Related Earnings		499,235		549,841		(50,606)		-9%		1,659,380		1,578,311		81,069		5%

Realized Performance Revenues		99,924		132,792		(32,868)		-25%		352,866		195,389		157,477		81%
Realized Performance Compensation		(49,489)		(69,623)		20,134		-29%		(157,704)		(102,532)		(55,172)		54%
Realized Principal Investment Income		3,982		5,303		(1,321)		-25%		1,837		8,449		(6,612)		-78%

Net Realizations		54,417		68,472		(14,055)		-21%		196,999		101,306		95,693		94%

Segment Distributable Earnings		$553,652		$618,313		$(64,661)		-10%		$1,856,379		$1,679,617		$176,762		11%

n/m	Not meaningful.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Segment Distributable Earnings were $553.7 million for the three months ended September 30, 2026, a decrease of $64.7 million, compared to $618.3 million for the three months ended September 30, 2025. The decrease in Segment Distributable Earnings was attributable to decreases of $50.6 million in Fee Related Earnings and $14.1 million in Net Realizations.

Overall values in our Real Estate segment decreased modestly in the third quarter of 2026, primarily due to increased capitalization rates across our real estate holdings. Although sectors with lower growth, such as multifamily, were disproportionately impacted by the volatile interest rate environment, the resulting declines in value were partially offset by momentum in digital infrastructure investments and gains from interest rate hedges. Differing exposure to these factors led to modest appreciation in Core+ and depreciation in BREP. The pace of the recovery in commercial real estate has continued to be impacted by higher base rates, and continued volatility could further pressure the values of certain holdings and are likely to continue to negatively impact transaction activity, including realizations. Nonetheless, we believe that strengthening fundamentals in sectors representing a substantial portion of our overall real estate equity portfolio, including accelerating demand in digital infrastructure, a meaningful re-acceleration of U.S. leasing activity in logistics, and declining new supply, should provide support to values in our Real Estate portfolio over time.

Fee Related Earnings

Fee Related Earnings were $499.2 million for the three months ended September 30, 2026, a decrease of $50.6 million, compared to $549.8 million for the three months ended September 30, 2025. The decrease in Fee Related Earnings was primarily attributable to a decrease of $60.0 million in Management and Advisory Fees, Net and an increase of $27.7 million in Fee Related Compensation, partially offset by an increase of $35.9 million in Fee Related Performance Revenues.

Management and Advisory Fees, Net were $628.8 million for the three months ended September 30, 2026, a decrease of $60.0 million, compared to $688.8 million for the three months ended September 30, 2025, primarily attributable to a decrease in Base Management Fees. Base Management Fees decreased $62.7 million primarily attributable to decreases in BREP and Core+, which included lower management fees in BPP, partially offset by an increase in BREIT.

Fee Related Compensation was $196.0 million for the three months ended September 30, 2026, an increase of $27.7 million, compared to $168.4 million for the three months ended September 30, 2025. The increase was primarily attributable to the increase in Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.

Fee Related Performance Revenues were $160.6 million for the three months ended September 30, 2026, an increase of $35.9 million, compared to $124.6 million for the three months ended September 30, 2025. The increase was primarily attributable to higher Fee Related Performance Revenues in BREIT.

Net Realizations

Net Realizations were $54.4 million for the three months ended September 30, 2026, a decrease of $14.1 million, compared to $68.5 million for the three months ended September 30, 2025. The decrease in Net Realizations was primarily attributable to a decrease of $32.9 million in Realized Performance Revenues, partially offset by a decrease of $20.1 million in Realized Performance Compensation.

Realized Performance Revenues were $99.9 million for the three months ended September 30, 2026, a decrease of $32.9 million, compared to $132.8 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower Realized Performance Revenues in BREP.

Realized Performance Compensation was $49.5 million for the three months ended September 30, 2026, a decrease of $20.1 million, compared to $69.6 million for the three months ended September 30, 2025. The decrease was primarily attributable to the decrease in Realized Performance Revenues.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Segment Distributable Earnings were $1.9 billion for the nine months ended September 30, 2026, an increase of $176.8 million, compared to $1.7 billion for the nine months ended September 30, 2025. The increase in Segment Distributable Earnings was attributable to an increase of $95.7 million in Net Realizations and an increase of $81.1 million in Fee Related Earnings.

Fee Related Earnings

Fee Related Earnings were $1.7 billion for the nine months ended September 30, 2026, an increase of $81.1 million, compared to $1.6 billion for the nine months ended September 30, 2025. The increase in Fee Related Earnings was primarily attributable to an increase of $304.2 million in Fee Related Performance Revenues, partially offset by an increase of $142.2 million in Fee Related Compensation and a decrease of $67.6 million in Management and Advisory Fees, Net.

Fee Related Performance Revenues were $556.3 million for the nine months ended September 30, 2026, an increase of $304.2 million, compared to $252.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher Fee Related Performance Revenues in BREIT.

Fee Related Compensation was $651.4 million for the nine months ended September 30, 2026, an increase of $142.2 million, compared to $509.1 million for the nine months ended September 30, 2025. The increase was primarily attributable to the increase in Fee Related Performance Revenues, on which a portion of Fee Related Compensation is based.

Management and Advisory Fees, Net were $2.0 billion for the nine months ended September 30, 2026, a decrease of $67.6 million, compared to $2.1 billion for the nine months ended September 30, 2025, primarily attributable to a decrease in Base Management Fees, partially offset by an increase in Transaction, Advisory and Other Fees, Net. Base Management Fees decreased $134.3 million primarily attributable to decreases in BREP and Core+, which included lower management fees in BPP, partially offset by an increase in BREIT. Transaction, Advisory and Other Fees, Net increased $84.1 million primarily attributable to an increase in certain direct transaction fees and acquisition advisory fees paid to the advisor of our BREP funds.

Net Realizations

Net Realizations were $197.0 million for the nine months ended September 30, 2026, an increase of $95.7 million, compared to $101.3 million for the nine months ended September 30, 2025. The increase in Net Realizations was primarily attributable to an increase of $157.5 million in Realized Performance Revenues, partially offset by an increase of $55.2 million in Realized Performance Compensation.

Realized Performance Revenues were $352.9 million for the nine months ended September 30, 2026, an increase of $157.5 million, compared to $195.4 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher Realized Performance Revenues in BREP.

Realized Performance Compensation was $157.7 million for the nine months ended September 30, 2026, an increase of $55.2 million, compared to $102.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to the increase in Realized Performance Revenues.

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

The following table presents the internal rates of return, except where noted, of our significant real estate funds:

	$		$		$		$		$		$		$		$		$		$		$		$
	Three Months Ended								Nine Months Ended								September 30, 2026
	September 30,								September 30,								Inception to Date
	2026				2025				2026				2025				Realized				Total
Fund (a)	Gross		Net		Gross		Net		Gross		Net		Gross		Net		Gross		Net		Gross		Net
BREP VIII		-6%		-5%		-1%		-1%		-10%		-9%		-3%		-3%		26%		19%		16%		11%
BREP IX		-9%		-7%		-2%		-2%		-16%		-15%		-5%		-3%		42%		27%		6%		3%
BREP X		2%		1%		4%		2%		15%		10%		15%		9%		43%		28%		22%		11%
BREP Europe V (b)		-11%		-9%		-4%		-4%		-18%		-14%		-6%		-5%		49%		40%		8%		4%
BREP Europe VI (b)		-7%		-7%		-7%		-6%		-15%		-15%		-14%		-12%		86%		61%		5%		0%
BREP Europe VII (b)		1%		0%		5%		3%		11%		6%		13%		8%		n/m		n/m		23%		11%
BREP Asia II		-8%		-8%		2%		2%		-13%		-14%		5%		4%		15%		10%		5%		2%
BREP Asia III		4%		2%		3%		2%		19%		14%		18%		14%		66%		34%		17%		9%
BREP Co-Investment (c)		1%		1%		-1%		-1%		3%		2%		-1%		-1%		18%		16%		18%		16%
BPP (d)		1%		1%		-1%		-1%		-3%		-4%		-3%		-4%		n/a		n/a		4%		2%
BREIT (e)		n/a		2%		n/a		2%		n/a		7%		n/a		5%		n/a		n/a		n/a		9%
BREIT - Class I (e)		n/a		2%		n/a		2%		n/a		7%		n/a		5%		n/a		n/a		n/a		9%
BREDS High-Yield (f)		-1%		-1%		5%		4%		4%		2%		13%		9%		14%		10%		14%		9%
BXMT (g)		n/a		-30%		n/a		-2%		n/a		-34%		n/a		14%		n/a		n/a		n/a		3%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
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

(e)

Represents the annualized per share blended return since BREIT’s January 1, 2017 inception, assuming BREIT had a single share class, reinvestment of dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by BREIT. These returns are not representative of the returns experienced by any particular investor or share class. Class I shares represent BREIT’s largest share class, and their Total Net Return is calculated using the same methodology.

(f)	BREDS High-Yield represents the flagship real estate debt drawdown funds only. Inception to date returns are from July 1, 2009.
(g)	The BXMT Total Net Return reflects the annualized market return of a shareholder invested in BXMT since its May 2013 inception, assuming reinvestment of all dividends received during the period.

Funds With Closed Investment Periods as of September 30, 2026

The Real Estate segment has thirteen funds with closed investment periods as of September 30, 2026: BREP IX, BREP VIII, BREP VII, BREP VI, BREP V, BREP Europe VI, BREP Europe V, BREP Europe IV, BREP Europe III, BREP Asia II, BREP Asia I, BREDS IV and BREDS III. As of September 30, 2026, BREP VII, BREP VI, BREP V, BREP Europe IV, BREP Europe III and BREP Asia I were above their carried interest thresholds (i.e., the preferred return payable to its limited partners before the general partner is eligible to receive carried interest) and would have been above their carried interest thresholds even if all remaining investments were valued at zero. BREP VIII, BREDS IV and BREDS III were above their carried interest thresholds as of September 30, 2026, while BREP IX, BREP Asia II, BREP Europe VI, and BREP Europe V were below their carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

Private Equity

The following table presents the results of operations for our Private Equity segment:

	$		$		$		$		$		$		$		$
	Three Months Ended September 30,				2026 vs. 2025				Nine Months Ended September 30,				2026 vs. 2025
	2026		2025		$		%		2026		2025		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$708,731		$628,402		$80,329		13%		$2,050,166		$1,811,914		$238,252		13%
Transaction, Advisory and Other Fees, Net		148,460		106,903		41,557		39%		424,319		270,111		154,208		57%
Management Fee Offsets		(19,113)		(17,915)		(1,198)		7%		(39,905)		(36,545)		(3,360)		9%

Total Management and Advisory Fees, Net		838,078		717,390		120,688		17%		2,434,580		2,045,480		389,100		19%
Fee Related Performance Revenues		215,181		126,652		88,529		70%		777,265		379,887		397,378		105%
Fee Related Compensation		(295,205)		(231,915)		(63,290)		27%		(895,546)		(702,159)		(193,387)		28%
Other Operating Expenses		(139,111)		(120,743)		(18,368)		15%		(383,554)		(335,937)		(47,617)		14%

Fee Related Earnings		618,943		491,384		127,559		26%		1,932,745		1,387,271		545,474		39%

Realized Performance Revenues		285,498		559,383		(273,885)		-49%		1,414,294		1,318,436		95,858		7%
Realized Performance Compensation		(102,408)		(205,967)		103,559		-50%		(648,148)		(573,932)		(74,216)		13%
Realized Principal Investment Income		11,059		26,686		(15,627)		-59%		81,359		55,721		25,638		46%

Net Realizations		194,149		380,102		(185,953)		-49%		847,505		800,225		47,280		6%

Segment Distributable Earnings		$813,092		$871,486		$(58,394)		-7%		$2,780,250		$2,187,496		$592,754		27%

n/m	Not meaningful.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Segment Distributable Earnings were $813.1 million for the three months ended September 30, 2026, a decrease of $58.4 million, compared to $871.5 million for the three months ended September 30, 2025. The decrease in Segment Distributable Earnings was attributable to a decrease of $186.0 million in Net Realizations, partially offset by an increase of $127.6 million in Fee Related Earnings.

Our Private Equity segment generated healthy performance across nearly all strategies in the third quarter of 2026, led by continued momentum in digital infrastructure investments and the energy portfolio. This was, however, partly offset by publicly traded holdings amid significant volatility in the equity markets. Fundraising in our drawdown and perpetual vehicles was strong across multiple strategies, underpinned by broad-based demand from institutional clients and in the private wealth channel.

In Corporate Private Equity, our operating companies exhibited continued solid revenue growth and expanding margins in the third quarter of 2026, despite the challenging environment. Although strong underlying demand especially in sectors benefitting from heavy artificial intelligence spending is leading to robust growth in many areas, elevated base rates and geopolitical turbulence are likely to continue to contribute to equity market volatility and negatively impact investor sentiment. Although we have a strong pipeline of expected realizations for the fourth quarter of 2026, these factors could impact transaction activity for some time. Nevertheless, we have opportunistically continued to take advantage of exit opportunities including through the initial public offerings market. This should provide the foundation for greater realizations over time, particularly with improvement in geopolitical conditions.

We continue to monitor the potential for artificial intelligence-driven disruption on the valuations of companies in certain sectors, such as software. We believe the ultimate impact of such disruption will vary significantly across companies based on multiple factors, with a number of companies well-positioned to be protected or benefit from such disruption.

Fee Related Earnings

Fee Related Earnings were $618.9 million for the three months ended September 30, 2026, an increase of $127.6 million, compared to $491.4 million for the three months ended September 30, 2025. The increase in Fee Related Earnings was primarily attributable to increases of $120.7 million in Management and Advisory Fees, Net and $88.5 million in Fee Related Performance Revenues, partially offset by an increase of $63.3 million in Fee Related Compensation.

Management and Advisory Fees, Net were $838.1 million for the three months ended September 30, 2026, an increase of $120.7 million, compared to $717.4 million for the three months ended September 30, 2025, primarily attributable to increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $80.3 million, primarily attributable to increased Fee-Earning Assets Under Management in BXPE, BIP and BXINFRA. Transaction, Advisory and Other Fees, Net increased $41.6 million primarily attributable to increased transaction activity in BXCM.

Fee Related Performance Revenues were $215.2 million for the three months ended September 30, 2026, an increase of $88.5 million, compared to $126.7 million for the three months ended September 30, 2025. The increase was primarily attributable to crystallization of Performance Revenues in Infrastructure.

Fee Related Compensation was $295.2 million for the three months ended September 30, 2026, an increase of $63.3 million, compared to $231.9 million for the three months ended September 30, 2025. The increase was primarily attributable to increases in Fee Related Performance Revenues and Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $194.1 million for the three months ended September 30, 2026, a decrease of $186.0 million, compared to $380.1 million for the three months ended September 30, 2025. The decrease in Net Realizations was primarily attributable to a decrease in Realized Performance Revenues of $273.9 million, partially offset by a decrease in Realized Performance Compensation of $103.6 million.

Realized Performance Revenues were $285.5 million for the three months ended September 30, 2026, a decrease of $273.9 million, compared to $559.4 million for the three months ended September 30, 2025. The decrease was primarily attributable to the sale of an interest in the GP Stakes portfolio in the third quarter of 2025.

Realized Performance Compensation was $102.4 million for the three months ended September 30, 2026, a decrease of $103.6 million, compared to $206.0 million for the three months ended September 30, 2025. The decrease was primarily attributable to the decrease in Realized Performance Revenues.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Segment Distributable Earnings were $2.8 billion for the nine months ended September 30, 2026, an increase of $592.8 million, compared to $2.2 billion for the nine months ended September 30, 2025. The increase in Segment Distributable Earnings was attributable to increases of $545.5 million in Fee Related Earnings and $47.3 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $1.9 billion for the nine months ended September 30, 2026, an increase of $545.5 million, compared to $1.4 billion for the nine months ended September 30, 2025. The increase in Fee Related Earnings was primarily attributable to increases of $397.4 million in Fee Related Performance Revenues and $389.1 million in Management and Advisory Fees, Net, partially offset by an increase of $193.4 million in Fee Related Compensation.

Fee Related Performance Revenues were $777.3 million for the nine months ended September 30, 2026, an increase of $397.4 million compared to $379.9 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher Performance Revenues in BXPE and crystallization of Performance Revenues in BXINFRA.

Management and Advisory Fees, Net were $2.4 billion for the nine months ended September 30, 2026, an increase of $389.1 million compared to $2.0 billion for the nine months ended September 30, 2025, primarily attributable to increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $238.3 million primarily attributable to increased Fee-Earning Assets Under Management in Infrastructure and BXPE. Transaction, Advisory and Other Fees, Net increased $154.2 million, primarily attributable to increased transaction activity in BXCM.

Fee Related Compensation was $895.5 million for the nine months ended September 30, 2026, an increase of $193.4 million, compared to $702.2 million for the nine months ended September 30, 2025. The increase was primarily attributable to increases in Fee Related Performance Revenues and Management and Advisory Fees, Net, both of which impact Fee Related Compensation.

Net Realizations

Net Realizations were $847.5 million for the nine months ended September 30, 2026, an increase of $47.3 million, compared to $800.2 million for the nine months ended September 30, 2025. The increase in Net Realizations was primarily attributable to increases of $95.9 million in Realized Performance Revenues and $25.6 million in Realized Principal Investment Income, partially offset by an increase of $74.2 million in Realized Performance Compensation.

Realized Performance Revenues were $1.4 billion for the nine months ended September 30, 2026, an increase of $95.9 million, compared to $1.3 billion for the nine months ended September 30, 2025. The increase was primarily attributable to increases in Realized Performance Revenues in Corporate Private Equity, partially offset due to the sale of an interest in the GP Stakes portfolio in the third quarter of 2025.

Realized Principal Investment Income was $81.4 million for the nine months ended September 30, 2026, an increase of $25.6 million, compared to $55.7 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher realizations in Corporate Private Equity.

Realized Performance Compensation was $648.1 million for the nine months ended September 30, 2026, an increase of $74.2 million, compared to $573.9 million for the nine months ended September 30, 2025. The increase was primarily attributable to the increase in Realized Performance Revenues.

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

The following table presents the internal rates of return of our significant private equity funds:

	Three Months Ended				Nine Months Ended				September 30, 2026
	September 30,				September 30,				Inception to Date
	2026		2025		2026		2025		Realized		Total
Fund (a)	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
BCP VI	1%	1%	-3%	-3%	-6%	-4%	0%	0%	17%	13%	16%	12%
BCP VII	8%	7%	-1%	-1%	4%	3%	8%	6%	29%	22%	17%	12%
BCP VIII	-3%	1%	1%	1%	-3%	1%	8%	5%	36%	27%	15%	9%
BCP IX	-17%	-19%	49%	37%	-11%	-19%	76%	43%	n/m	n/m	36%	-8%
BCP Asia I	3%	2%	-6%	-6%	-16%	-14%	-3%	-3%	44%	30%	28%	19%
BCP Asia II	2%	1%	-1%	-2%	13%	9%	9%	4%	113%	78%	42%	24%
BEP II	3%	2%	2%	1%	41%	33%	-8%	-8%	13%	9%	13%	9%
BEP III	-6%	-6%	11%	9%	48%	41%	15%	12%	46%	33%	42%	30%
BETP IV	44%	38%	27%	22%	99%	82%	89%	64%	n/m	n/m	173%	123%
BCEP I	2%	2%	2%	2%	-1%	-1%	3%	3%	36%	32%	16%	14%
BCEP II	8%	6%	8%	7%	15%	12%	18%	15%	43%	38%	21%	16%
Tactical Opportunities	3%	0%	4%	2%	12%	6%	10%	6%	18%	15%	15%	10%
Tactical Opportunities Co-Investment and Other	2%	2%	3%	1%	4%	4%	11%	9%	20%	18%	18%	15%
Clarus IV	1%	1%	1%	1%	5%	4%	0%	-1%	14%	9%	14%	8%
BXLS V	3%	2%	2%	2%	11%	8%	18%	14%	19%	12%	27%	17%
BXG I	-2%	-3%	1%	1%	4%	3%	6%	4%	n/m	n/m	5%	1%
BXPE (b)	n/a	2%	n/a	3%	n/a	15%	n/a	13%	n/a	n/a	n/a	18%
BXPE - Class I (c)	n/a	2%	n/a	3%	n/a	16%	n/a	13%	n/a	n/a	n/a	18%
BIP (c)	7%	6%	5%	4%	24%	20%	17%	13%	n/a	n/a	23%	19%
BXINFRA (b)	n/a	5%	n/a	3%	n/a	16%	n/a	7%	n/a	n/a	n/a	16%
BXINFRA - Class I (b)	n/a	5%	n/a	3%	n/a	16%	n/a	8%	n/a	n/a	n/a	17%
Strategic Partners VII (d)	4%	3%	2%	2%	1%	0%	2%	1%	n/a	n/a	19%	15%
Strategic Partners VIII (d)	4%	4%	3%	2%	-3%	-4%	4%	2%	n/a	n/a	23%	17%
Strategic Partners IX (d)	2%	2%	5%	4%	8%	6%	21%	17%	n/a	n/a	22%	16%
Strategic Partners Real Assets II (d)	-1%	-1%	2%	2%	3%	2%	14%	12%	n/a	n/a	17%	14%
Strategic Partners Infrastructure III (d)	2%	2%	4%	3%	5%	3%	10%	8%	n/a	n/a	20%	14%
Strategic Partners Real Estate, SMA and Other (d)	2%	1%	1%	1%	7%	6%	3%	2%	n/a	n/a	12%	10%
Strategic Partners GP Solutions (d)	3%	2%	4%	4%	4%	2%	7%	4%	n/a	n/a	4%	1%
BXGP (e)	5%	3%	1%	-3%	5%	2%	12%	5%	n/a	n/a	19%	12%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

n/m	Not meaningful generally due to the limited time since initial investment.
n/a	Not applicable.
SMA	Separately managed account.
(a)

Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Revenues. Excludes investment vehicles where Blackstone does not earn fees.

(b)

Total Net Return represents the annualized per share blended return from a fund program’s inception date to September 30, 2026, assuming the applicable fund program had a single vehicle, reinvestment of dividends received during the period, and no upfront selling commission, net of all fees and expenses incurred by the applicable fund program. Fund program returns are not representative of the return experienced by any particular vehicle, investor or share class. Functional currency equivalent returns are included when calculating the blended return for funds or fund programs that have share classes that are denominated in a currency other than a fund’s or fund program’s functional currency and that are not hedged. The return methodology of the separate individual share classes presented matches that of the respective fund program and represents the Total Net Return of a respective fund program’s largest share class, with performance varying by vehicle and/or share class across a fund program. The inception date for BXPE and BXINFRA, and their respective Class I returns, is January 2024 and January 2025, respectively.

(c)	Gross and net returns reflect infrastructure-focused funds for institutional investors.
(d)

Gross and net returns are reported on a three-month lag, reflect Strategic Partners’ fund financial performance as of the prior quarter and therefore do not include the impact of economic and market activities in the current quarter. Realizations are treated as returns of capital until fully recovered and therefore inception to date realized returns are not applicable.

(e)

Blackstone GP Stakes (“BXGP”) gross and net returns represent BSCH I and II funds that invest as part of the Secondaries GP Stakes strategy. Returns include performance of investments in four public-market general partner stakes acquired in BSCH I, prior to a shift in BXGP’s strategy in 2017 to focus exclusively on private-markets general partners.

Funds With Closed Investment Periods as of September 30, 2026

Corporate Private Equity has twelve funds with closed investment periods: BCP IV, BCP V, BCP VI, BCP VII, BCP VIII, BEP I, BEP II, BEP III, BETP IV, BCEP I, BCP Asia I and BCP Asia II. BCP V is comprised of two fund classes, the BCP V “main fund” and BCP V-AC fund. Within these fund classes, the general partner is subject to equalization such that (a) the general partner accrues carried interest when the respective carried interest for either fund class is positive and (b) the general partner realizes carried interest so long as clawback obligations, if any, for either of the respective fund classes are fully satisfied. Each of the above-mentioned funds were above their respective carried interest thresholds. Funds are considered above their carried interest thresholds based on the aggregate fund position, although individual limited partners may be below their respective carried interest thresholds in certain funds.

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

Credit & Insurance

The following table presents the results of operations for our Credit & Insurance segment:

	$		$		$		$		$		$		$		$
	Three Months Ended September 30,				2026 vs. 2025				Nine Months Ended September 30,				2026 vs. 2025
	2026		2025		$		%		2026		2025		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$507,267		$483,078		$24,189		5%		$1,510,736		$1,393,958		$116,778		8%
Transaction, Advisory and Other Fees, Net		30,090		27,062		3,028		11%		132,487		56,522		75,965		134%
Management Fee Offsets		(12,945)		(12,965)		20		—		(37,568)		(35,634)		(1,934)		5%

Total Management and Advisory Fees, Net		524,412		497,175		27,237		5%		1,605,655		1,414,846		190,809		13%
Fee Related Performance Revenues		164,397		201,719		(37,322)		-19%		488,086		587,056		(98,970)		-17%
Fee Related Compensation		(205,399)		(218,425)		13,026		-6%		(669,460)		(640,348)		(29,112)		5%
Other Operating Expenses		(120,298)		(113,120)		(7,178)		6%		(359,265)		(316,824)		(42,441)		13%

Fee Related Earnings		363,112		367,349		(4,237)		-1%		1,065,016		1,044,730		20,286		2%

Realized Performance Revenues		58,467		40,124		18,343		46%		148,133		219,114		(70,981)		-32%
Realized Performance Compensation		(25,261)		(21,123)		(4,138)		20%		(60,204)		(92,051)		31,847		-35%
Realized Principal Investment Income		36,668		29,855		6,813		23%		26,341		143,558		(117,217)		-82%

Net Realizations		69,874		48,856		21,018		43%		114,270		270,621		(156,351)		-58%

Segment Distributable Earnings		$432,986		$416,205		$16,781		4%		$1,179,286		$1,315,351		$(136,065)		-10%

n/m	Not meaningful.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Segment Distributable Earnings were $433.0 million for the three months ended September 30, 2026, an increase of $16.8 million, compared to $416.2 million for the three months ended September 30, 2025. The increase in Segment Distributable Earnings was attributable to an increase of $21.0 million in Net Realizations, partially offset by a decrease of $4.2 million in Fee Related Earnings.

Our Credit & Insurance segment demonstrated stability amid a volatile market environment in the third quarter of 2026. Our non-investment grade private credit strategies generated healthy returns, reflecting stable underlying credit performance across the majority of our holdings and steady interest income, partly offset by markdowns in select underperforming credits. In the third quarter of 2026, our investment grade private credit platform grew substantially year-over-year. This growth is underpinned by continued strong engagement with our insurance clients and long-term structural shifts in investment grade private credit resulting from compelling capital deployment opportunities in the buildout of digital, energy and transportation infrastructure. There is also increasing demand by companies for bespoke private market capital solutions. We believe future opportunities for engagement with pensions, sovereign wealth funds and other institutional investors should also support momentum in our investment grade private credit strategies.

In our perpetual private wealth strategies, redemption requests in BCRED remain elevated primarily due to requests carried over from the prior quarter. Concurrently, subscriptions to BCRED, albeit solid, declined from the prior quarter, resulting in net outflows in the third quarter of 2026. Net flows are likely to continue to be negatively impacted in light of the current market environment and the lingering effects from press and market attention around private credit.

While defaults in direct lending have risen and we expect will continue to rise from a historically low level, our Credit & Insurance segment funds’ holdings are predominantly in senior secured credit with significant equity subordination from institutional borrowers. We believe this should position our Credit & Insurance segment well. We continue to monitor the potential for artificial intelligence-driven disruption on the valuations of companies in certain sectors, such as software. We believe the ultimate impact of such disruption will vary significantly across companies based on multiple factors, with a number of companies well-positioned to be protected or benefit from such disruption.

Fee Related Earnings

Fee Related Earnings were $363.1 million for the three months ended September 30, 2026, a decrease of $4.2 million, compared to $367.3 million for the three months ended September 30, 2025. The decrease in Fee Related Earnings was primarily attributable to a decrease of $37.3 million in Fee Related Performance Revenues, partially offset by an increase of $27.2 million in Management and Advisory Fees, Net.

Fee Related Performance Revenues were $164.4 million for the three months ended September 30, 2026, a decrease of $37.3 million, compared to $201.7 million for the three months ended September 30, 2025. The decrease was primarily attributable to lower Fee Related Performance Revenues in BCRED and BXSL.

Management and Advisory Fees, Net were $524.4 million for the three months ended September 30, 2026, an increase of $27.2 million, compared to $497.2 million for the three months ended September 30, 2025, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $24.2 million, primarily attributable to an increase in Fee-Earning Assets Under Management in infrastructure and asset based credit strategies.

Net Realizations

Net Realizations were $69.9 million for the three months ended September 30, 2026, an increase of $21.0 million, compared to $48.9 million for the three months ended September 30, 2025. The increase in Net Realizations was primarily attributable to an increase of $18.3 million in Realized Performance Revenues.

Realized Performance Revenues were $58.5 million for the three months ended September 30, 2026, an increase of $18.3 million, compared to $40.1 million for the three months ended September 30, 2025. The increase was primarily attributable to higher realized Performance Revenues in infrastructure and asset based credit strategies.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Segment Distributable Earnings were $1.2 billion for the nine months ended September 30, 2026, a decrease of $136.1 million, compared to $1.3 billion for the nine months ended September 30, 2025. The decrease in Segment Distributable Earnings was attributable to a decrease of $156.4 million in Net Realizations, partially offset by an increase of $20.3 million in Fee Related Earnings.

Fee Related Earnings

Fee Related Earnings were $1.1 billion for the nine months ended September 30, 2026, an increase of $20.3 million, compared to $1.0 billion for the nine months ended September 30, 2025. The increase in Fee Related Earnings was primarily attributable to an increase of $190.8 million in Management and Advisory Fees, Net, partially offset by a decrease of $99.0 million in Fee Related Performance Revenues and an increase of $42.4 million in Other Operating Expenses.

Management and Advisory Fees, Net were $1.6 billion for the nine months ended September 30, 2026, an increase of $190.8 million, compared to $1.4 billion for the nine months ended September 30, 2025, primarily attributable to increases in Base Management Fees and Transaction, Advisory and Other Fees, Net. Base Management Fees increased $116.8 million, primarily attributable to an increase in Fee-Earning Assets Under Management in private corporate credit strategies. Transaction, Advisory and Other Fees, Net increased $76.0 million, primarily attributable to capital markets advisory revenues in infrastructure and asset based credit strategies.

Fee Related Performance Revenues were $488.1 million for the nine months ended September 30, 2026, a decrease of $99.0 million, compared to $587.1 million for the nine months ended September 30, 2025. The decrease was primarily attributable to lower Fee Related Performance Revenues in BXSL.

Other Operating Expenses were $359.3 million for the nine months ended September 30, 2026, an increase of $42.4 million, compared to $316.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to occupancy-related and technology costs.

Net Realizations

Net Realizations were $114.3 million for the nine months ended September 30, 2026, a decrease of $156.4 million, compared to $270.6 million for the nine months ended September 30, 2025. The decrease in Net Realizations was attributable to decreases of $117.2 million in Realized Principal Investment Income and $71.0 million in Realized Performance Revenues, partially offset by a decrease of $31.8 million in Realized Performance Compensation.

Realized Principal Investment Income was $26.3 million for the nine months ended September 30, 2026, a decrease of $117.2 million, compared to $143.6 million for the nine months ended September 30, 2025. The decrease was primarily attributable to the sale of Bistro, Blackstone’s internally developed portfolio visualization software platform, in the first quarter of 2025.

Realized Performance Revenues were $148.1 million for the nine months ended September 30, 2026, a decrease of $71.0 million, compared to $219.1 million for the nine months ended September 30, 2025. The decrease was primarily attributable to lower Realized Performance Revenues in our private corporate credit funds.

Realized Performance Compensation was $60.2 million for the nine months ended September 30, 2026, a decrease of $31.8 million, compared to $92.1 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a decrease in Realized Performance Revenues.

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

The following table presents the return information for the Private Credit and Liquid Credit Composites:

	$		$		$		$		$		$		$		$		$		$
	Three Months Ended September 30,								Nine Months Ended September 30,								September 30, 2026 Inception to Date
	2026				2025				2026				2025
Composite (a)	Gross		Net		Gross		Net		Gross		Net		Gross		Net		Gross		Net
Private Credit Composite (b)		3%		2%		3%		2%		4%		2%		9%		6%		14%		9%
Liquid Credit Composite (b)		2%		1%		2%		2%		2%		2%		5%		4%		5%		5%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Net returns are based on the change in carrying value (realized and unrealized) after management fees, expenses and Performance Allocations, net of tax advances.
(b)

Private Credit Composite returns include the Flagship commingled funds across the opportunistic lending, global middle market direct lending funds (including BXSL, BCRED, and ECRED strategies), stressed/distressed strategies, and non-investment grade infrastructure and asset based credit strategies. Separately managed accounts, funds with a limited number of limited partners that are not broadly marketed, inactive investment strategies, unlevered funds within a strategy that has designated levered and unlevered sleeves, and Multi-Asset Credit strategies are excluded. Liquid Credit Composite returns include CLOs, closed-ended funds, open-ended funds and separately managed accounts. Only fee-earning funds exceeding $100 million of fair value at the beginning of each respective quarter-end are included. Funds in liquidation and funds investing primarily in investment grade corporate credit or asset based finance are excluded. Blackstone Funds that were contributed to BXCI as part of Blackstone’s acquisition of GSO in March 2008 and the pre-acquisition date performance for funds and vehicles acquired by BXCI subsequent to March 2008, are also excluded.

Operating Metrics

The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	$		$		$		$
	Invested Performance Eligible Assets Under Management				Estimated % Above High Water Mark/ Hurdle (a)
	As of September 30,				As of September 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
Credit & Insurance (b)		$120,816,247		$119,259,691		98%		99%

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

(b)

For the Credit & Insurance managed funds, at September 30, 2026, the incremental appreciation needed for the 2% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles to reach their respective High Water Marks/Hurdles was $2.6 billion, an increase of $121.6 million, compared to $2.4 billion at September 30, 2025. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Hurdles as of September 30, 2026, 37% were within 5% of reaching their respective High Water Mark.

Multi-Asset Investing

The following table presents the results of operations for our Multi-Asset Investing segment:

	$		$		$		$		$		$		$		$
	Three Months Ended September 30,				2026 vs. 2025				Nine Months Ended September 30,				2026 vs. 2025
	2026		2025		$		%		2026		2025		$		%
	(Dollars in Thousands)
Management and Advisory Fees, Net
Base Management Fees		$167,983		$137,448		$30,535		22%		$470,246		$389,092		$81,154		21%
Transaction, Advisory and Other Fees, Net		172		1,008		(836)		-83%		(1,290)		3,473		(4,763)		n/m

Total Management and Advisory Fees, Net		168,155		138,456		29,699		21%		468,956		392,565		76,391		19%
Fee Related Compensation		(48,434)		(39,374)		(9,060)		23%		(138,326)		(123,771)		(14,555)		12%
Other Operating Expenses		(28,959)		(26,979)		(1,980)		7%		(84,310)		(76,870)		(7,440)		10%

Fee Related Earnings		90,762		72,103		18,659		26%		246,320		191,924		54,396		28%

Realized Performance Revenues		20,497		12,654		7,843		62%		60,472		25,158		35,314		140%
Realized Performance Compensation		(8,294)		(5,929)		(2,365)		40%		(27,576)		(11,675)		(15,901)		136%
Realized Principal Investment Income		890		691		199		29%		2,534		2,138		396		19%

Net Realizations		13,093		7,416		5,677		77%		35,430		15,621		19,809		127%

Segment Distributable Earnings		$103,855		$79,519		$24,336		31%		$281,750		$207,545		$74,205		36%

n/m	Not meaningful.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Segment Distributable Earnings were $103.9 million for the three months ended September 30, 2026, an increase of $24.3 million, compared to $79.5 million for the three months ended September 30, 2025. The increase in Segment Distributable Earnings was attributable to increases of $18.7 million in Fee Related Earnings and $5.7 million in Net Realizations.

Most strategies in our Multi-Asset Investing segment generated positive performance in the third quarter of 2026. In particular, the Absolute Return Composite had its twenty-sixth consecutive quarter of positive performance, driven primarily by our quant and credit strategies. Continued strong performance in the segment has and is contributing to favorable fundraising dynamics, including its best single quarter of organic fundraising with $8.6 billion of inflows.

Fee Related Earnings

Fee Related Earnings were $90.8 million for the three months ended September 30, 2026, an increase of $18.7 million, compared to $72.1 million for the three months ended September 30, 2025. The increase in Fee Related Earnings was primarily attributable to an increase of $29.7 million in Management and Advisory Fees, Net, partially offset by an increase of $9.1 million in Fee Related Compensation.

Management and Advisory Fees, Net were $168.2 million for the three months ended September 30, 2026, an increase of $29.7 million, compared to $138.5 million for the three months ended September 30, 2025. The increase was primarily attributable to an increase in Base Management Fees. Base Management Fees increased $30.5 million, primarily attributable to an increase in Fee-Earning Assets Under Management in Absolute Return.

Fee Related Compensation was $48.4 million for the three months ended September 30, 2026, an increase of $9.1 million, compared to $39.4 million for the three months ended September 30, 2025. The increase was primarily attributable to an increase in Management Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $13.1 million for the three months ended September 30, 2026, an increase of $5.7 million, compared to $7.4 million for the three months ended September 30, 2025. The increase was primarily attributable to an increase of $7.8 million in Realized Performance Revenues, partially offset by an increase of $2.4 million in Realized Performance Compensation.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Segment Distributable Earnings were $281.8 million for the nine months ended September 30, 2026, an increase of $74.2 million, compared to $207.5 million for the nine months ended September 30, 2025. The increase in Segment Distributable Earnings was attributable to increases of $54.4 million in Fee Related Earnings and $19.8 million in Net Realizations.

Fee Related Earnings

Fee Related Earnings were $246.3 million for the nine months ended September 30, 2026, an increase of $54.4 million, compared to $191.9 million for the nine months ended September 30, 2025. The increase in Fee Related Earnings was primarily attributable to an increase of $76.4 million in Management and Advisory Fees, Net, partially offset by an increase of $14.6 million in Fee Related Compensation.

Management and Advisory Fees, Net were $469.0 million for the nine months ended September 30, 2026, an increase of $76.4 million, compared to $392.6 million for the nine months ended September 30, 2025, primarily attributable to an increase in Base Management Fees. Base Management Fees increased $81.2 million, primarily attributable to an increase in Fee-Earning Assets Under Management in Absolute Return.

Fee Related Compensation was $138.3 million for the nine months ended September 30, 2026, an increase of $14.6 million, compared to $123.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to an increase in Management and Advisory Fees, Net, on which a portion of Fee Related Compensation is based.

Net Realizations

Net Realizations were $35.4 million for the nine months ended September 30, 2026, an increase of $19.8 million, compared to $15.6 million for the nine months ended September 30, 2025. The increase in Net Realizations was primarily attributable to an increase of $35.3 million in Realized Performance Revenues, partially offset by an increase of $15.9 million in Realized Performance Compensation.

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

The following table presents the return information of the Absolute Return Composite:

	Three Months Ended September 30,				Nine Months Ended September 30,				Average Annual Returns (a)
									Periods Ended September 30, 2026
	2026		2025		2026		2025		One Year		Three Year		Five Year		Historical
Composite	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Absolute Return Composite (b)	1%	0%	3%	3%	8%	7%	9%	8%	13%	12%	12%	11%	10%	9%	8%	6%

The returns presented herein represent those of the applicable Blackstone Funds and not those of Blackstone.

(a)	Composite returns present a summarized asset-weighted return measure to evaluate the overall performance of the applicable class of Blackstone Funds.
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

Operating Metrics

The following table presents information regarding our Invested Performance Eligible Assets Under Management:

	$		$		$		$
	Invested Performance Eligible Assets Under Management				Estimated % Above High Water Mark/ Benchmark (a)
	As of September 30,				As of September 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
Multi-Asset Investing Managed Funds (b)		$68,669,661		$54,410,714		92%		97%

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

(b)

For the Multi-Asset Investing managed funds, at September 30, 2026, the incremental appreciation needed for the 8% of Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks to reach their respective High Water Marks/Benchmarks was $154.9 million, an increase of $45.1 million, compared to $109.8 million at September 30, 2025. Of the Invested Performance Eligible Assets Under Management below their respective High Water Marks/Benchmarks as of September 30, 2026, 94% were within 5% of reaching their respective High Water Mark.

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

The following table is a reconciliation of Net Income Attributable to Blackstone Inc. to Distributable Earnings, Total Segment Distributable Earnings, Fee Related Earnings and Adjusted EBITDA:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
Net Income Attributable to Blackstone Inc.		$662,372		$624,917		$2,541,290		$2,004,013
Net Income Attributable to Non-Controlling Interests in Blackstone Holdings		499,821		457,110		1,915,696		1,545,429
Net Income Attributable to Non-Controlling Interests in Consolidated Entities		106,764		125,890		399,780		467,273
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Entities		3,486		29,008		29,650		55,117

Net Income		1,272,443		1,236,925		4,886,416		4,071,832
Provision for Taxes		258,564		209,657		908,100		742,978

Net Income Before Provision for Taxes		1,531,007		1,446,582		5,794,516		4,814,810
Transaction-Related and Non-Recurring Items (a)		2,078		(9,412)		9,116		19,793
Amortization of Intangibles (b)		7,288		7,333		21,864		21,999
Impact of Consolidation (c)		(110,250)		(154,898)		(429,430)		(522,390)
Unrealized Performance Revenues (d)		627,139		215,872		(243,366)		(360,585)
Unrealized Performance Allocations Compensation (e)		(193,497)		(31,547)		132,333		224,630
Unrealized Principal Investment (Income) Loss (f)		(289,167)		216,084		(410,217)		(239,266)
Other Revenues (g)		(11,722)		(28,702)		(74,548)		270,016
Equity-Based Compensation (h)		329,217		301,562		1,244,187		1,084,882
Administrative Fee Adjustment (i)		4,426		4,097		13,420		12,395
Taxes and Related Payables (j)		(180,841)		(77,484)		(600,110)		(460,229)

Distributable Earnings		1,715,678		1,889,487		5,457,765		4,866,055
Taxes and Related Payables (j)		180,841		77,484		600,110		460,229
Net Interest and Dividend Loss (k)		7,066		18,552		39,790		63,725

Total Segment Distributable Earnings		1,903,585		1,985,523		6,097,665		5,390,009
Realized Performance Revenues (l)		(464,386)		(744,953)		(1,975,765)		(1,758,097)
Realized Performance Compensation (m)		185,452		302,642		893,632		780,190
Realized Principal Investment Income (n)		(52,599)		(62,535)		(112,071)		(209,866)

Fee Related Earnings		$1,572,052		$1,480,677		$4,903,461		$4,202,236

Adjusted EBITDA Reconciliation
Distributable Earnings		$1,715,678		$1,889,487		$5,457,765		$4,866,055
Interest Expense (o)		132,740		126,090		407,628		369,073
Taxes and Related Payables (j)		180,841		77,484		600,110		460,229
Depreciation and Amortization (p)		26,220		24,015		78,130		72,883

Adjusted EBITDA		$2,055,479		$2,117,076		$6,543,633		$5,768,240

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

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
GAAP Unrealized Performance Allocations		$(627,149)		$(215,818)		$243,443		$360,666
Segment Adjustment		10		(54)		(77)		(81)

Unrealized Performance Revenues		$(627,139)		$(215,872)		$243,366		$360,585

(e)	This adjustment removes Unrealized Performance Allocations Compensation.
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

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
GAAP Unrealized Principal Investment Income (Loss)		$249,881		$(238,658)		$279,700		$285,446
Segment Adjustment		39,286		22,574		130,517		(46,180)

Unrealized Principal Investment Income (Loss)		$289,167		$(216,084)		$410,217		$239,266

(g)	This adjustment removes Other Revenues on a segment basis. The Segment Adjustment represents the removal of certain Transaction-Related and Non-Recurring Items.

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
GAAP Other Revenue		$11,744		$28,702		$74,664		$(269,971)
Segment Adjustment		(22)		—		(116)		(45)

Other Revenues		$11,722		$28,702		$74,548		$(270,016)

(h)	This adjustment removes Equity-Based Compensation on a segment basis.
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

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
Taxes		$153,119		$49,719		$511,872		$379,416
Related Payables		27,722		27,765		88,238		80,813

Taxes and Related Payables		$180,841		$77,484		$600,110		$460,229

(k)

This adjustment removes Interest and Dividend Revenue less Interest Expense on a segment basis. The Segment Adjustment represents (1) the add back of Interest and Dividend Revenue earned from consolidated Blackstone funds which have been eliminated in consolidation, and (2) the removal of interest expense associated with the Tax Receivable Agreement.

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
GAAP Interest and Dividend Revenue		$125,941		$107,538		$368,105		$305,347
Segment Adjustment		(267)		—		(267)		1

Interest and Dividend Revenue		125,674		107,538		367,838		305,348

GAAP Interest Expense		132,936		126,288		415,012		380,225
Segment Adjustment		(196)		(198)		(7,384)		(11,152)

Interest Expense		132,740		126,090		407,628		369,073

Net Interest and Dividend Loss		$(7,066)		$(18,552)		$(39,790)		$(63,725)

(l)	This adjustment removes the total segment amount of Realized Performance Revenues.
(m)	This adjustment removes the total segment amount of Realized Performance Compensation.

(n)	This adjustment removes the total segment amount of Realized Principal Investment Income.
(o)	This adjustment adds back Interest Expense on a segment basis, excluding interest expense related to the Tax Receivable Agreement.
(p)	This adjustment adds back Depreciation and Amortization on a segment basis.

The following tables are a reconciliation of Total GAAP Investments to Net Accrued Performance Revenues. Total GAAP Investments and Net Accrued Performance Revenues consist of the following:

	$		$
	September 30,
	2026		2025
	(Dollars in Thousands)
Investments of Consolidated Blackstone Funds		$4,756,921		$5,507,078
Equity Method Investments
Partnership Investments		6,609,697		6,936,411
Accrued Performance Allocations		13,392,126		11,933,738
Corporate Treasury Investments		168,271		262,582
Other Investments		8,926,646		6,888,634

Total GAAP Investments		$33,853,661		$31,528,443

Accrued Performance Allocations - GAAP		$13,392,126		$11,933,738
Due from Affiliates - GAAP (a)		200,066		215,647
Less: Net Realized Performance Revenues (b)		(383,514)		(379,797)
Less: Accrued Performance Compensation - GAAP (c)		(5,945,428)		(5,258,769)

Net Accrued Performance Revenues		$7,263,250		$6,510,819

(a)	Represents GAAP accrued performance revenue recorded within Due from Affiliates.
(b)	Represents Performance Revenues realized but not yet distributed as of the reporting date and are included in Distributable Earnings in the period they are realized.
(c)	Represents GAAP accrued Performance Compensation associated with Accrued Performance Allocations and is recorded within Accrued Compensation and Benefits and Due to Affiliates.

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

Fluctuations in our statement of financial condition result primarily from activities of the Blackstone Funds that are consolidated as well as business transactions, such as the issuance of senior notes and draws on our revolving credit facility (the “Revolving Credit Facility”). The majority economic ownership interests of such consolidated Blackstone funds are reflected as Redeemable Non-Controlling Interests in Consolidated Entities, and Non-Controlling Interests in Consolidated Entities in the Consolidated Financial Statements. The consolidation of these Blackstone Funds has no net effect on Blackstone’s Net Income or Equity. Additionally, fluctuations in our statement of financial condition also include appreciation or depreciation in Blackstone investments in the non-consolidated Blackstone funds, additional investments and redemptions of such interests in the non-consolidated Blackstone funds and the collection of receivables related to management and advisory fees.

Total Assets were $49.6 billion as of September 30, 2026, an increase of $1.9 billion from December 31, 2025. The increase in Total Assets was primarily attributable to an increase of $2.6 billion in total assets attributable to consolidated operating partnerships.

•

The increase in total assets attributable to consolidated operating partnerships was primarily attributable to an increase of $2.2 billion in Investments. The increase in Investments was primarily attributable to appreciation in our Private Equity segment.

Total Liabilities were $28.6 billion as of September 30, 2026, an increase of $2.8 billion from December 31, 2025. The increase in Total Liabilities was primarily attributable to an increase of $2.5 billion in total liabilities attributable to consolidated operating partnerships.

•

The increase in total liabilities attributable to consolidated operating partnerships was primarily attributable to increases of $942.1 million in Due to Affiliates, $692.3 million in Accrued Compensation and Benefits and $640.0 million in Loans Payable.

○	The increase in Due to Affiliates was primarily attributable to an increase in unrealized clawback obligations in our Real Estate segment.

○	The increase in Accrued Compensation and Benefits was primarily attributable to an increase in compensation-related accruals.

○	The increase in Loans Payable was primarily attributable to borrowing and repayment activity on our Revolving Credit Facility.

Sources and Uses of Liquidity

We have multiple sources of liquidity to meet our capital needs, including annual cash flows, accumulated earnings in our businesses, the proceeds from our issuances of senior notes and other borrowings, liquid investments we hold on our Condensed Consolidated Statement of Financial Condition and access to our $4.325 billion committed Revolving Credit Facility. As of September 30, 2026, Blackstone had $3.0 billion in Cash and Cash Equivalents, $168.3 million invested in Corporate Treasury Investments and $8.9 billion in Other Investments (which included $8.2 billion of liquid investments), against $13.1 billion in borrowings, which included our bond issuances and $700.0 million of outstanding borrowings under the Revolving Credit Facility.

On November 2, 2026, Blackstone, through its subsidiary Blackstone Reg Finance Co. L.L.C., issued $600.0 million aggregate principal amount 5.650% senior notes due November 3, 2031 (the “Registered 2031 Notes”), and $500.0 million aggregate principal amount of 5.900% senior notes due November 3, 2033 (the “Registered 2032 Notes”) and, together with the Registered 2031 Notes, (the “Registered Notes”), pursuant to a Registration Statement on Form S-3. For additional information see Note 11. “Borrowings” in the “Notes to Condensed Consolidated Financial Statements” in “— Item 1. Financial Statements” of this filing and “— Notable Transactions.”

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

Capital Commitments

Our own capital commitments to our funds, the funds we invest in and our investment strategies as of September 30, 2026 consisted of the following:

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Real Estate
BREP VII		$300,000		$18,977		$100,000		$6,326
BREP VIII		300,000		17,763		100,000		5,921
BREP IX		300,000		36,364		100,000		12,121
BREP X		300,000		155,469		100,000		51,823
BREP Europe III		100,000		2,493		35,000		831
BREP Europe IV		130,000		10,641		43,333		3,547
BREP Europe V		150,000		12,610		43,333		3,643
BREP Europe VI		130,000		34,447		43,333		11,482
BREP Europe VII		130,000		74,377		43,333		24,792
BREP Asia I		50,000		6,869		16,667		2,290
BREP Asia II		70,707		10,554		23,569		3,518
BREP Asia III		81,078		43,766		27,026		14,589
BREDS III		50,000		11,358		16,667		3,786
BREDS IV		50,000		10,613		49,113		10,425
BREDS V		50,000		38,777		48,070		37,280
BPP		254,683		28,202		—		—
BREC-I		22,800		22,800		—		—
Other (c)		42,965		18,929		—		—

Total Real Estate		2,512,233		555,009		789,444		192,374

Private Equity
BCP V		593,356		29,573		—		—
BCP VI		719,718		81,400		250,000		28,275
BCP VII		500,000		25,739		225,000		11,582
BCP VIII		500,000		91,308		225,000		41,089
BCP IX		500,000		415,389		225,000		186,925
BEP I		50,000		4,728		—		—
BEP II		80,000		10,498		26,667		3,499
BEP III		80,000		32,162		26,667		10,721
BETP IV		80,000		36,273		26,667		12,091
BETP V		150,000		150,000		50,000		50,000
BCP Asia I		40,000		5,869		13,333		1,956
BCP Asia II		100,000		43,017		33,333		14,339
BCP Asia III		200,000		200,000		66,667		66,667

continued...

Capital Commitments continued

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Private Equity (continued)
Core Private Equity I		$117,747		$27,011		$18,992		$4,357
Core Private Equity II		160,000		115,648		32,640		23,592
Tactical Opportunities		534,864		228,735		178,288		76,245
Strategic Partners (Secondaries)		1,918,241		933,220		1,541,281		823,427
BIP		573,341		115,700		—		—
Life Sciences		239,856		153,902		37,353		17,900
Growth		170,323		75,047		56,439		24,994
Other (c)		90,209		21,055		—		—

Total Private Equity		7,397,655		2,796,274		3,033,327		1,397,659

Credit & Insurance
Mezzanine / Opportunistic II		120,000		29,059		110,101		26,661
Mezzanine / Opportunistic III		130,783		33,475		98,118		25,114
Mezzanine / Opportunistic IV		122,000		50,984		116,133		48,532
Mezzanine / Opportunistic V		130,000		112,970		122,022		106,037
Stressed / Distressed II		125,000		51,612		119,878		49,497
Stressed / Distressed III		151,000		20,422		146,432		19,804
European Senior Debt I		63,000		2,873		56,882		2,594
European Senior Debt II		92,935		32,404		90,915		31,745
European Senior Debt III		23,870		9,503		19,871		7,911
Energy I		80,000		36,700		75,445		34,611
Energy II		150,000		102,832		149,011		102,154
Energy III		127,000		109,822		120,891		104,539
Energy SMAs		53,419		25,765		5,188		3,445
Credit Alpha Fund		52,102		19,752		50,670		19,209
Credit Alpha Fund II		25,500		12,550		24,360		11,988
Direct Lending SMAs		138,016		96,746		70,158		49,860
European Senior Direct Lending Fund		42,015		33,398		21,200		16,852
Blackstone Asset Based Finance Partners LP		72,751		70,790		37,067		36,068
Blackstone Onyx Limited		57,002		39,958		—		—
Blackstone Private IG Fund L.P.		20,000		18,544		—		—
Other (c)		47,856		21,153		1,490		551

Total Credit & Insurance		1,824,249		931,312		1,435,832		697,172

continued...

Capital Commitments continued

	$		$		$		$
	Blackstone and General Partner (a)				Senior Managing Directors and Certain Other Professionals (b)
Fund	Original Commitment		Remaining Commitment		Original Commitment		Remaining Commitment
	(Dollars in Thousands)
Multi-Asset Investing
Strategic Alliance III		$22,000		$9,688		$—		$—
Strategic Alliance IV		15,000		9,287		—		—
Dislocation		20,000		10,155		—		—
SRT Core		9,250		8,050		—		—
Other (c)		4,546		1,844		—		—

Total Multi-Asset Investing		70,796		39,024		—		—

Other
Treasury (d)		3,837,282		3,318,012		—		—

		$15,642,215		$7,639,631		$5,258,603		$2,287,205

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

(c)	Represents capital commitments in each respective segment to a number of other funds.
(d)	Represents loan origination commitments, revolver commitments and capital market commitments. Loan origination commitments are presented net of amounts committed by Blackstone Funds.

For a tabular presentation of the timing of Blackstone’s remaining capital commitments to our funds, the funds we invest in and our investment strategies see “—Contractual Obligations.”

Borrowings

As of September 30, 2026, Blackstone Holdings Finance Co. L.L.C. and Blackstone Reg Finance Co. L.L.C. (each an “Issuer” and together the “Issuers”), both indirect subsidiaries of Blackstone, had issued and outstanding the following senior notes (collectively the “Notes”):

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

		$12,376,100

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

Blackstone, through Blackstone Holdings Finance Co. L.L.C., has a $4.325 billion unsecured Revolving Credit Facility with Citibank, N.A., as administrative agent with a maturity date of October 16, 2030. As of September 30, 2026, Blackstone had $700.0 million of outstanding borrowings under the Revolving Credit Facility. Borrowings may also be made in U.K. sterling, euros, Swiss francs, Japanese yen or Canadian dollars, in each case subject to certain sub-limits. The Revolving Credit Facility contains customary representations, covenants and events of default. Financial covenants consist of a maximum net leverage ratio and a requirement to keep a minimum amount of fee-earning assets under management, each tested quarterly.

For a tabular presentation of the payment timing of principal and interest due on Blackstone’s issued notes and the Revolving Credit Facility see “—Contractual Obligations.”

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2026 on a consolidated basis and on a basis deconsolidating the Blackstone funds:

	$		$		$		$		$
Contractual Obligations	October 1, 2026 to December 31, 2026		2027-2028		2029-2030		Thereafter		Total
	(Dollars in Thousands)
Operating Lease Obligations (a)		$49,425		$462,338		$288,482		$760,355		$1,560,600
Purchase Obligations		61,612		177,513		7,313		42		246,480
Blackstone Operating Borrowings (b)		679,800		1,550,000		2,479,800		8,366,500		13,076,100
Interest on Blackstone Operating Borrowings (c)		117,788		889,474		798,772		3,055,335		4,861,369
Borrowings of Consolidated Blackstone Funds		70,344		211,032		164,417		—		445,793
Interest on Borrowings of Consolidated Blackstone Funds		6,482		32,267		1,354		—		40,103
Blackstone Funds Capital Commitments to Investee Funds (d)		209,268		—		—		—		209,268
Due to Certain Non-Controlling Interest Holders in Connection with Tax Receivable Agreements (e)		—		294,512		363,464		1,417,438		2,075,414
Unrecognized Tax Benefits, Including Interest and Penalties (f)		—		—		—		—		—
Blackstone Operating Entities Capital Commitments to Blackstone Funds and Other (g)		7,639,631		—		—		—		7,639,631

Consolidated Contractual Obligations		8,834,350		3,617,136		4,103,602		13,599,670		30,154,758
Borrowings of Consolidated Blackstone Funds		(70,344)		(211,032)		(164,417)		—		(445,793)
Interest on Borrowings of Consolidated Blackstone Funds		(6,482)		(32,267)		(1,354)		—		(40,103)
Blackstone Funds Capital Commitments to Investee Funds (d)		(209,268)		—		—		—		(209,268)

Blackstone Operating Entities Contractual Obligations		$8,548,256		$3,373,837		$3,937,831		$13,599,670		$29,459,594

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

(b)

Represents the principal amounts due on our senior notes. For our senior notes, we assume no pre-payments and the borrowings are held until their final maturity. As of September 30, 2026, we had $700.0 million of outstanding borrowings under our Revolving Credit Facility, which are presented as due in 2030, the contractual maturity date of the Revolving Credit Facility.

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

(f)

Blackstone is not able to make a reasonably reliable estimate of the timing of payments in individual years in connection with gross unrecognized benefits of $360.2 million and interest of $143.8 million as of September 30, 2026; therefore, such amounts are not included in the above contractual obligations table.

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

Indemnifications

In many of its service contracts, Blackstone agrees to indemnify the third-party service provider under certain circumstances. The terms of the indemnities vary from contract to contract and the amount of indemnification liability, if any, cannot be determined and has not been included in the above contractual obligations table or recorded in our condensed consolidated financial statements as of September 30, 2026.

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

During the three and nine months ended September 30, 2026, Blackstone repurchased 0.2 million and 0.6 million shares of common stock, pursuant to its repurchase program, at a total cost of $27.1 million and $75.5 million, respectively. As of September 30, 2026, the amount remaining available for repurchases under the program was $1.6 billion.

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

The following table shows Distributable Earnings Attributable to Common Stockholders of Blackstone Inc. for the three and nine months ended September 30, 2026 and 2025:

	$		$		$		$
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(Dollars in Thousands)
Distributable Earnings		$1,715,678		$1,889,487		$5,457,765		$4,866,055
Add: Other Payables Attributable to Common Stockholders		139,800		26,913		467,125		308,002

Distributable Earnings Before Certain Payables		1,855,478		1,916,400		5,924,890		5,174,057
Percent to Common Stockholders		64%		64%		64%		64%
Distributable Earnings Before Certain Payables Attributable to Common Stockholders		1,193,391		1,220,339		3,801,690		3,287,612
Less: Other Payables Attributable to Common Stockholders		(139,800)		(26,913)		(467,125)		(308,002)

Distributable Earnings Attributable to Common Stockholders (a)		$1,053,591		$1,193,426		$3,334,565		$2,979,610

(a)

Distributable Earnings Attributable to Common Stockholders represents Blackstone Inc.’s share of Distributable Earnings for purposes of the dividend policy. See “—Non-GAAP Financial Measures” for a reconciliation of Distributable Earnings to Net Income.

The following graph shows fiscal quarterly and annual per common stockholder dividends for 2026 and 2025. Dividends are declared and paid in the quarter subsequent to the quarter in which they are earned.

With respect to the third quarter of fiscal year 2026, we paid to stockholders of our common stock a dividend of $1.12 per share, aggregating to $3.57 per share of common stock in respect of the two fiscal quarters ended September 30, 2026. With respect to fiscal year 2025, we paid stockholders aggregate dividends of $4.74 per share.

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

The following table presents information regarding financial instruments which are included in Accounts Payable, Accrued Expenses and Other Liabilities in our Condensed Consolidated Statements of Financial Condition:

$
Repurchase Agreements
(Dollars in Millions)
Balance, September 30, 2026	$311.2
Balance, December 31, 2025	$289.2
Nine Months Ended September 30, 2026
Average Daily Balance	$313.5
Maximum Daily Balance	$605.9

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

•	0.50% to 1.75% of invested capital for certain separately managed accounts and co-investment vehicles, and

•	0.75% to 1.25% of net asset value for Perpetual Capital vehicles.

For vehicles within the Credit & Insurance segment:

•	0.20% to 1.00% of net asset value or fair value of investments for certain separately managed accounts and open-ended vehicles,

•	0.35% to 1.25% of net asset value or gross asset value of our BDCs and certain registered investment companies,

•	0.30% to 0.50% of the aggregate par amount of collateral assets, including principal cash, for CLO vehicles, and

•	0.20% to 1.50% of invested capital for drawdown vehicles and certain separately managed accounts.

For vehicles within the Multi-Asset Investing segment:

•	0.20% to 1.50% of net asset value for all vehicles.

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

Incentive Fees - When determining whether an incentive arrangement is in accounted for under the equity method or pursuant to revenue recognition rules, Blackstone considers the nature and legal form of the incentive arrangement including whether the incentive arrangement is an attribute of a financial instrument held by Blackstone or a separate contractual agreement. For example, where incentive arrangements with a fund are contractually separate from any interest Blackstone holds in the fund, and Blackstone has the ability to dispose of its investment while retaining the ability to earn the incentive, Blackstone would conclude such arrangement is a contractual fee in scope of ASC 606. Where an incentive arrangement is not an attribute of a financial instrument, it is accounted for in accordance with revenues from contracts with customers guidance. As a form of variable consideration, Blackstone makes judgments regarding the likelihood and magnitude of a potential reversal in the amount of cumulative revenue recognized.

Investment Income (Loss) — Performance Allocations are made to the general partner based on cumulative fund performance to date, subject to a preferred return to limited partners. Blackstone has concluded that investments made alongside its limited partners in a partnership which entitle Blackstone to a Performance Allocation represent equity method investments that are not in the scope of the GAAP guidance on accounting for revenues from contracts with customers since the Performance Allocation is an attribute of Blackstone’s general partner or similar financial interest, rather than a separate contractual arrangement with the fund. Blackstone can only transfer that interest in its entirety, inclusive of the Performance Allocation, and as such, accounts for these arrangements under the equity method of accounting. Under the equity method, Blackstone’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period Blackstone calculates the accrued Performance Allocations that would be due to Blackstone for each fund pursuant to the fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. Performance Allocations in carry fund structures are subject to clawback to the extent that the Performance Allocation received to date exceeds the amount due to Blackstone based on cumulative results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as general partner or investment adviser to the Blackstone Funds and the sensitivities to movements in the fair value of their investments, including the effect on management fees, Performance Revenues and investment income. There were no material changes in our market risks as of September 30, 2026 as compared to December 31, 2025. For additional information, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended September 30, 2026:

	$		$		$		$
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in Thousands) (a)
Jul. 1 - Jul. 31, 2026		—		$—		—		$1,641,258
Aug. 1 - Aug. 31, 2026		107,688		$141.64		107,688		$1,626,005
Sep. 1 - Sep. 30, 2026		92,312		$128.18		92,312		$1,614,172

		200,000				200,000

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

Date: November 6, 2026

Blackstone Inc.

/s/ Michael S. Chae
Name:	Michael S. Chae
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)